Form 10-Q
period 2004-06-30
EUROBANCSHARES INC
filed 2004-09-27
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 000-50872

EUROBANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0608955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Muñoz Rivera Avenue, San Juan, Puerto Rico 00918
(Address of principal executive offices, including zip code)

(787) 751-7340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock as of September 24, 2004, was 19,500,466 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)
June 30, 2004 and December 31, 2003

Assets	2004	2003
Cash and due from banks	$25,277,040	$22,522,342
Interest-bearing deposits	12,576,980	19,324,216
Securities purchased under agreements to resell	30,826,702	20,483,736
Investment securities available-for-sale:
Pledged securities with creditors’ right to repledge	375,532,872	213,355,417
Other securities available-for-sale	96,782,517	111,582,625
Other investments	6,462,401	3,342,100
Loans held for sale	2,840,461	6,846,330
Loans, net of allowance for loan and lease losses of $19,389,616 in 2004 and $9,393,943 in 2003	1,318,582,957	883,151,891
Accrued interest receivable	10,420,712	6,792,687
Customers’ liability on acceptances	545,680	558,085
Premises and equipment, net	10,863,269	10,531,353
Other assets	37,532,957	22,443,283
Total assets	$1,928,244,548	$1,320,934,065
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$132,098,828	$104,757,697
Interest bearing	1,273,798,604	879,791,433
Total deposits	1,405,897,432	984,549,130
Securities sold under agreements to repurchase	342,338,250	207,523,000
Acceptances outstanding	545,680	558,085
Notes payable to Federal Home Loan Bank	10,700,000	10,700,000
Notes payable to Statutory Trusts	46,393,000	46,393,000
Accrued interest payable	5,819,660	2,868,130
Accrued expenses and other liabilities	18,478,675	3,267,464
	1,830,172,697	1,255,858,809
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 433,337 in 2004	4,333	—
Capital paid in excess of par value	10,829,092	—
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 15,532,966 and 13,947,396 shares in 2004 and 2003, respectively	77,665	69,737
Capital paid in excess of par value	55,233,270	42,943,014
Retained earnings:
Reserve fund	3,457,766	2,348,598
Undivided profits	30,503,664	20,521,151
Accumulated other comprehensive loss	(2,033,939)	(807,244)
Total stockholders’ equity	98,071,851	65,075,256
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,928,244,548	$1,320,934,065

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
For the three and six month periods ended June 30, 2004, and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$22,690,541	$15,887,141	$39,441,670	$31,451,213
Securities available-for-sale	2,645,358	1,239,387	4,772,761	2,831,516
Interest-bearing deposits, securities purchased under agreements to resell, and other	83,949	272,257	211,759	384,123
Total interest income	25,419,848	17,398,785	44,426,190	34,666,852
Interest expense:
Deposits	8,278,501	6,786,704	15,311,700	13,603,698
Securities sold under agreements to repurchase, notes payable, and other	1,619,268	1,157,481	2,933,390	2,295,489
Total interest expense	9,897,769	7,944,185	18,245,090	15,899,187
Net interest income	15,522,079	9,454,600	26,181,100	18,767,665
Provision for loan and lease losses	2,475,000	1,577,000	3,975,000	3,671,000
Net interest income after provision for loan and lease losses	13,047,079	7,877,600	22,206,100	15,096,665
Noninterest income:
Service charges - fees and other	2,096,099	1,245,070	3,733,003	2,482,151
Net loss on sale of other real estate owned, repossessed assets, and on disposition of other assets	(384,847)	(158,208)	(428,629)	(286,621)
Gain on sale of loans	68,519	2,196,450	68,519	2,196,450
Total noninterest income	1,779,771	3,283,312	3,372,893	4,391,980
Noninterest expense:
Salaries and employee benefits	4,791,913	4,022,486	8,795,955	7,590,476
Occupancy	1,661,633	1,506,342	3,193,649	2,892,658
Professional services	366,015	397,720	720,046	674,046
Insurance	181,449	205,270	330,957	329,783
Promotional	155,751	107,943	271,421	257,567
Other	1,718,878	981,128	2,927,148	1,933,081
Total noninterest expense	8,875,639	7,220,889	16,239,176	13,677,611
Income before income taxes and extraordinary item	5,951,211	3,940,023	9,339,817	5,811,034
Provision for income taxes	1,475,145	1,380,348	2,539,126	1,963,588
Income before extraordinary item	4,476,066	2,559,675	6,800,691	3,847,446
Extraordinary gain on acquisition of BankTrust	4,414,220	—	4,414,220	—
Net income	$8,890,286	$2,559,675	$11,214,911	$3,847,446
Earnings per share:
Basic:
Income before extraordinary item	$0.29	$0.18	$0.46	$0.28
Extraordinary item	0.29	—	0.30	—
Net income	$0.58	$0.18	$0.76	$0.28
Diluted:
Income before extraordinary item	$0.28	$0.18	$0.45	$0.28
Extraordinary item	0.29	—	0.30	—
Net income	$0.57	$0.18	$0.75	$0.28

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)
For the six month periods ended June 30, 2004, and 2003

	2004	2003
Preferred stock:
Balance at beginning of period	$—	$—
Issuance of preferred stock	4,333	—
Balance at end of period	4,333	—
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	—	—
Issuance of preferred stock	10,829,092	—
Balance at end of period	10,829,092	—
Common stock:
Balance at beginning of period	69,737	69,397
Issuance of common stock	7,928	—
Balance at end of period	77,665	69,397
Capital paid in excess of par value - common stock:
Balance at beginning of period	42,943,014	42,675,749
Issuance of common stock	12,290,256	—
Balance at end of period	55,233,270	42,675,749
Reserve fund:
Balance at beginning of period	2,348,598	1,299,469
Transfer from undivided profits	1,109,168	384,745
Balance at end of period	3,457,766	1,684,214
Undivided profits:
Balance at beginning of period	20,521,151	11,687,559
Net income	11,214,911	3,847,446
Preferred stock dividends	(123,230)	—
Transfer to reserve fund	(1,109,168)	(384,745)
Balance at end of period	30,503,664	15,150,260
Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of period	(807,244)	1,603,307
Unrealized net loss on investment securities available for sale and cash flow hedges	(1,226,695)	(1,236,769)
Balance at end of period	(2,033,939)	366,538
Total stockholders’ equity	$98,071,851	$59,946,158
Comprehensive income:
Net income	$11,214,911	$3,847,446
Other comprehensive income (loss), net of tax:
Unrealized net loss on investment securities available for sale and cash flow hedges	(1,226,695)	(1,236,769)
Comprehensive income	$9,988,216	$2,610,677

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
For the six months periods ended June 30, 2004, and 2003

	2004	2003
Cash flows from operating activities:
Net income	$11,214,911	$3,847,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	811,472	657,066
Provision for loan losses	3,975,000	3,671,000
Deferred tax provision	1,508,374	12,153
Extraordinary item	(4,414,220)	—
Gain on sale of loans	(68,519)	(2,196,450)
Loss on sale of foreclosed and other assets	428,629	286,621
Net premium amortization on securities, net	2,867,642	767,050
Decrease in deferred loan costs	(898,077)	(392,830)
Origination of loans held for sale	(12,035,046)	(19,788,757)
Proceeds from sale of loans held for sale	15,972,396	11,936,278
Decrease in accrued interest receivable	(1,515,327)	(815,403)
Net decrease (increase) in other assets	2,985,744	(4,399,237)
Increase in accrued interest payable, accrued expenses, and other liabilities	2,563,861	849,756
Net cash provided by (used in) operating activities	23,396,840	(5,565,307)
Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell and federal funds sold	12,768,821	(4,300,098)
Net decrease (increase) in interest-bearing deposits	10,018,613	(6,019,334)
Purchases of investment securities available for sale	(153,591,817)	(158,461,131)
Proceeds from principal payments and maturities of investment securities available for sale	59,459,133	80,216,954
Net decrease in other investments	(3,120,300)	(962,100)
Proceeds from sale of loans	—	30,000,011
Net increase in loans	(102,095,645)	(82,285,030)
Capital expenditures	(1,143,388)	(1,321,801)
Cash and due from banks from the acquisition of BankTrust	78,475,787	—
Net cash used in investing activities	(99,228,796)	(143,132,529)
Cash flows from financing activities:
Net increase in deposits	22,792,836	102,826,354
Increase in securities sold under agreements to repurchase	114,815,250	56,860,397
Repayment of notes payable	(65,738,000)	(5,350,000)
Proceeds from issuance of common stock	6,716,568	—
Net cash provided by financing activities	78,586,654	154,336,751
Net increase in cash and due from banks	2,754,698	5,638,915
Cash and due from banks, beginning of period	22,522,342	17,620,623
Cash and due from banks, end of period	$25,277,040	$23,259,538

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$15,293,560	$16,540,910
Income taxes	—	899,112
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	10,947,739	6,778,257
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes	(1,226,695)	(1,236,769)
Issuance of EuroBanchares preferred stock on acquisition of Bank Trust	10,833,425	—
Issuance of EuroBanchares common stock on acquisition of Bank Trust	5,551,845	—
.

See accompanying notes to consolidated financial statements

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          1. Nature of Operations and Basis of Presentation

         EuroBancshares, Inc. (the Company or EuroBancshares) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the Bank). As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the Board of Governors of the Federal Reserve System.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results for the periods presented. These financial statements are unaudited, but, in the opinion of management, include all necessary adjustments, all of which are of a normal recurring nature, for a fair presentation of such financial statements.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the quarter and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

          2. Acquisition

         On May 3, 2004, the Company acquired all of the capital stock of The Bank & Trust of Puerto Rico (BankTrust) for approximately $23.4 million for which the Company issued 683,304 common shares (valued at $8.13 per share) and 433,337 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at December 31, 2003 amounted to approximately $567 million. The BankTrust acquisition is consistent with the Company’s growth strategy.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of May 3, 2004 (in thousands):

Cash and due from banks	$78,476
Interest-bearing deposits with banks	3,271
Investments securities	80,140
Loans, net	336,275
Other assets	23,828
Total assets acquired	521,990
Deposits	(398,555)
Borrowings	(85,738)
Other liabilities	(8,632)
Total liabilities assumed	(492,925)
Net assets acquired	$29,065

          The estimated fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $5,700,000. This was allocated to eliminate the fair value of intangible assets acquired (core deposit intangible of $365,000 and value of trust business of $305,000, net of their tax effect), and the value of furniture, fixtures and equipment acquired in the amount of $627,000. Since all other remaining assets are either financial assets, assets to be disposed of in the near term or prepaid assets, the remaining negative goodwill amounting to $4.4 million resulted in an extraordinary gain on the acquisition. However, the Company is still in the process of evaluating the net assets acquired. Consequently, the allocation of the purchase price to the assets and liabilities acquired is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In connection with the acquisition of BankTrust, on May 12, 2004, the Company issued 733,316 shares of common stock to its common stockholders and to holders of options to purchase its common stock who were not otherwise stockholders, through a private placement offering. The net proceeds received by the Company from the private placement of its common stock were $5,958,193.

The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations. The Company’s unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2004 and 2003, assuming BankTrust had been acquired as of January 1, 2004, are as follows:

	Six Months Ended June 30
	2004	2003
	(Dollars in thousands, except per share data)
Interest income	$56,476	54,871
Income (loss) before extraordinary items	(9,363)	8,945
Net income (loss)	(4,949)	8,945
Earning per share:
Basic:
Net income (loss)
Diluted:	(0.36)	0.59
Net income (loss)	(0.35)	0.59

          3. Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company elected to adopt SOP 03-3 for the year ending December 31, 2005. The impact of the new accounting pronouncement cannot be reasonably estimated, as it is related to future loan acquisitions.

In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105, which did not have an impact on the Company’s financial condition or results of operations.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1-determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 -evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The EITF is presently evaluating deferral of certain provisions of this pronouncement. The Company is monitoring and evaluating the effects of the application of Issue 03-1 on its financial position and results of operations.

          4. Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The computation of earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income before extraordinary items and preferred stock dividends	$4,476,066	$2,559,675	$6,800,691	$3,847,446
Preferred stock dividend	123,230	-	123,230	-
Income before extraordinary items	$4,352,836	$2,559,675	$6,677,461	$3,847,446
Extraordinary gain on the acquisition of BankTrust	4,414,220	-	4,414,220	-
Income available to common shareholders	$8,767,056	$2,559,675	$11,091,681	$3,847,446

Weighted average number of common shares outstanding applicable to basic EPS	14,976,086	13,879,370	14,507,634	13,879,270
Effect of dilutive securities	428,911	71,067	428,911	68,379

Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	15,404,997	13,950,437	14,936,545	13,947,649
Basic earnings per share:
Income before extraordinary item	$0.29	$0.18	$0.46	$0.28
Extraordinary item	0.29	-	0.30	-
Net income	$0.58	$0.18	$0.76	$0.28
Diluted earnings per share:
Income before extraordinary item	$0.28	$0.18	$0.45	$0.28
Extraordinary item	0.29	-	0.30	-
Net income	$0.57	$0.18	$0.75	$0.28

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          5. Investment Securities Available-for-sale

               Investment securities available-for-sale and related contractual maturities as of June 30, 2004 are as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Commonwealth of Puerto
Rico obligations:
Less than one year	$1,000,000	$1,240	$—	$1,001,240
One through five years	6,444,199	3,811	—	6,448,010
More than five years	1,731,535	21,939	—	1,753,474
U.S. corporate notes:
Less than one year	2,992,039	7,962	—	3,000,001
U.S. Treasury obligations:
One through five years	84,814,883	—	(238,883)	84,576,000
Federal Home Loan Bank
notes:
Less than one year	26,647,328	544,046	(105,521)	27,085,853
One through five years	11,317,962	2,480	(126,262)	11,194,180
Federal National Mortgage
Association notes:
One through five years	7,455,475	—	(49,224)	7,406,251
Federal Home Loan Mortgage
corporation notes:
One through five years	3,007,085	—	(23,885)	2,983,200
Mortgage-backed securities:
Less than one year	7,624,480	81,571		7,706,051
More than one year	321,379,609	900,947	(3,119,427)	319,161,129
Total	$474,414,595	$1,563,996	$(3,663,202)	$472,315,389

          Contractual maturities on certain investment securities available-for-sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investment securities available-for-sale and related contractual maturities as of December 31, 2003 are as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Commonwealth of Puerto
Rico obligations:
One through five years	$4,317,444	$48,556	$—	$4,366,000
More than five years	201,685	7,815	—	209,500
U.S. corporate notes:
Less than one year	2,967,893	26,442	—	2,994,335
U.S. Treasury obligations:
One through five years	84,748,443	367,808	—	85,116,251
Federal Home Loan Bank
notes:
Less than one year	1,000,000	6,347	—	1,006,347
One through five years	23,052,150	24,598	—	23,076,748
Five through ten years	5,356,640	12,474	—	5,369,114
Federal National Mortgage
Association notes:
One through five years	7,449,036	21,951	—	7,470,987
Federal Home Loan Mortgage
corporation notes:
One through five years	3,009,060	—	(2,324)	3,006,736
Mortgage-backed securities:
More than one year	193,912,017	400,923	(1,990,916)	192,322,024
Total	$326,014,368	$916,914	$(1,993,240)	$324,938,042

Gross unrealized losses on investment securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. treasury and agency debt securities	$(105,521)	$11,034,630	$(438,254)	$105,157,150	$(543,775)	$116,191,780
Mortgage-backed securities	—	—	(3,119,427)	60,555,035	(3,119,427)	60,555,035
	$(105,521)	$11,034,630	$(3,557,681)	$165,712,185	$(3,663,202)	$176,746,815

●	U.S. Treasury and Agency Securities - The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

●	Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          6. Other Investments

Other investments at June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
FHLB stock, at cost	$5,075,400	$1,953,600
Investment in statutory trusts	1,387,001	1,388,500
Other investments	$6,462,401	$3,342,100

          7. Loans

A summary of the Company’s loan portfolio at June 30, 2004 and December 31, 2003 is as follows:

	2004	2003
Commercial and industrial secured by real estate	$395,039,561	$176,854,219
Other commercial and industrial	269,160,125	299,891,670
Construction secured by real estate	79,221,317	1,135,092
Other construction	5,666,628	47,370,068
Mortgage	59,836,133	15,941,467
Consumer secured by real estate	1,472,313	26,592,124
Other consumer	86,216,887	1,657,682
Lease financing contracts	432,050,248	315,935,299
Overdrafts	4,944,955	4,235,486
	1,333,608,167	889,613,107
Deferred loan costs, net	5,604,851	4,706,774
Unearned finance charges	(1,240,445)	(1,774,047)
Allowance for loan and lease losses	(19,389,616)	(9,393,943)
Loans, net	$1,318,582,957	$883,151,891

          The following is a summary of information pertaining to impaired loans at June 30, 2004 and December 31, 2003:

	2004	2003
Impaired loans with related allowance	$10,133,000	$7,187,000
Impaired loans that did not require allowance	8,704,000	6,242,000
Total impaired loans	$18,837,000	$13,429,000
Allowance for impaired loans	$572,000	$451,000

          No additional funds are committed to be advanced in connection with impaired loans.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2004 and 2003, loans in which the accrual of interest has been discontinued amounted to $29,533,031 and $22,679,965, respectively. If these loans had been accruing interest, the additional interest income realized would have been $2,062,234, and $1,446,642 for 2004, and 2003, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $3,7840,000 as of June 30, 2004, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90% as of June 30, 2004. As of June 30, 2004, industrial loans with a principal outstanding balance of approximately $1,555,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture.

          8. Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the six-month periods ended June 30:

	2004	2003
Balance at beginning of year	$9,393,943	$6,918,141
Provision for loan losses	3,975,000	3,671,000
Loans charged-off	(5,644,011)	(2,704,984)
Recoveries	763,138	387,356
Allowance from the acquisition of BankTrust	10,901,546	—
Balance at end of year	$19,389,616	$8,271,513

          9. Other Assets

Other assets at June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Deferred tax assets, net	$15,466,312	$4,010,050
Merchant credit cards items in the process of collection	1,637,277	1,918,965
Auto insurance claims receivable on repossessed vehicles	2,031,861	1,214,016
Accounts receivable	581,969	806,545
Other real estate, net of valuation allowance of $27,525 at June 30, 2004 and December 31, 2003	2,850,406	2,774,124
Other repossessed assets, net of valuation allowance of $1,629,283 at June 30, 2004 and $885,135 at December 31, 2003	4,067,382	3,642,886
Servicing assets, net of amortization of $918,229 at June,30 2004 and $629,483 at December 31, 2003	3,256,918	3,031,297
Prepaid expenses and deposits	6,542,280	3,982,463
Other	1,098,552	1,062,937
	$37,532,957	$22,443,283

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended June 30:

	2004	2003
Balance, beginning of year	$885,135	$824,473
Provision for losses	470,500	9,943
Allowance from acquisition of Banktrust	601,079	—
Net charge-offs	(327,431)	(173,260)
Balance, end of period	$1,629,283	$661,156

          10. Deposits

          Total interest bearing deposits as of June 30, 2004 and December 31, 2003 consisted of the following:

	2004	2003
Savings deposits:
Savings accounts	$263,248,711	$230,326,464
NOW and money market accounts	106,046,472	77,019,283
	369,295,183	307,345,747
Time deposits:
Under $100,000	211,023,351	166,232,067
$100,000 and over	693,480,070	406,213,619
	904,503,421	572,445,686
	$1,273,798,604	$879,791,433

          11. Notes Payable to FHLB

At June 30, 2004, the Company owes several advances to the FHLB as follows:
Maturity	Interest rate range
2004	6.50% to 6.81%	$2,500,000
2006	4.81% to 5.72%	7,000,000
2007	5.20%	1,200,000
		$10,700,000

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments as of June 30, 2004 and 2003 amounted to approximately $310,000 and $439,000, respectively. These notes are guaranteed by approximately $10,413,000 in securities and $992,000 in mortgage loans as of June 30, 2004.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          12. Derivative Financial Instruments

As a result of the acquisition of BankTrust, the Company assumed several derivative instruments (swaps) which were recorded at their estimated fair value at acquisition. The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has treated all derivatives acquired as new contracts.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument, if any, that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

          As of June 30, 2004, the Company had the following derivative financial instruments outstanding (none at December 31, 2003):
	Notional amount	Fair value
Cash-flow hedges:
Interest rate swaps	$87,500,000	$109,137
Fair-value hedges:
Interest rate swaps	62,227,000	1,827,624
	$149,727,000	$1,936,761

Interest-rate swaps involve the exchange of fixed and floating interest-rate payments without an exchange of the underlying principal. Net interest settlements of interest-rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Company’s principal objective in holding interest-rate swap agreements is the management of interest-rate risk and changes in the fair value of assets and liabilities. The Company’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest-rate characteristics of the instrument.

          13. Notes payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month London Interbank Offered Rate (LIBOR), plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are equal to the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are equal to the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to the EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

Interest expense on notes payable to statutory trusts amounted to approximately $1,047,000, and $1,080,000 for the periods ended June 30, 2004, and 2003, respectively.

Prior to FIN No. 46R, the statutory trusts described above, were considered subsidiaries of the Company. As a result of the adoption of FIN No. 46R, the Company deconsolidated these statutory trusts effective December 31, 2003. The junior subordinated debentures issued by the Company to the statutory trusts, totaling $46,393,000 are reflected in the Company’s consolidated balance sheets under the caption of “Notes Payable to Statutory Trusts”. The Company records interest expense on the notes payable to statutory trusts in the consolidated statement of income and included in the caption of other investments in the consolidated balance sheet, the common securities issued by the statutory trusts.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Federal Reserve has indicated in supervisory letter SR 03-13 (the Supervisory Letter), dated July 2, 2003 that trust preferred securities will be treated as Tier 1 capital until notice is given of the contrary. The Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

          14. Commitments and Contingencies

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigations and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations or financial position of the Company.

The Bank was defendant in a suit filed in 1994 alleging that money was permitted to be withdrawn from a corporate account at the Bank without full written authorization. On March 30, 2004, the court ruled against the Bank ordering restoration of approximately $890,000 in funds, interest thereon, and attorney’s fess. While the trial court found in favor of plaintiff, the Bank has appealed the decision. Management, based on the opinion of its legal counsel, expects to prevail.

          15. Stock Transactions

During the six month period ended June 30, 2004, the Company issued 165,250 of the common stock shares at $4.59 per share through stock options exercised.

The Company also issued 3,700 common shares valued at $8.13 per share through restricted stock grants to some employees.

The Company also issued 683,304 common shares valued at $8.13 per share and 433,337 shares of perpetual noncumulative preferred stock Series A as a result of the acquisition of The Bank & Trust of Puerto Rico.

The Series A preferred stockholders are entitled to receive, when and if declared by the board of directors, monthly noncumulative cash dividends at an annual rate of 6.825%. The board of directors has no obligation to declare dividends on the Series A preferred stock in any dividend period. However, so long as any Series A preferred stock remains outstanding, there are certain limitations on the payment of dividends or distributions on common stock. The Series A preferred stock is not convertible or exchangeable for any other class of stock. The stock is redeemable at the option of the Company at redemption price of $25.00 per share, plus accrued but unpaid dividends (noncumulative), which is equal to its liquidation value. The stock has no voting preferences and has no preemptive rights.

Also, in connection with the acquisition of The Bank & Trust of Puerto Rico on May 12, 2004, the Company issued 733,316 shares of common stock to its common stockholders and to holders of options to purchase its common stock who were not otherwise stockholders through a private placement offering.

          16. Stock Option Plan

During 2002, the board of directors approved the stock option plan (the Plan), which was ratified at a special meeting of stockholders. Under the Plan, 1,500,000 shares of authorized common stock of the Company were reserved for issuance under the Plan. In addition, the Plan also includes unexercised options granted under a previous stock option plan.

All officers and directors of EuroBancshares are eligible under the Plan, provided, however, that stock options shall not be exercisable by an optionee who is the owner of 5% or more of the issued and outstanding shares of the Company or in exercising the stock options would become the owner of 5% or more of the issued and outstanding shares of the Company, unless the optionee obtains the approvals required from the appropriate regulatory agencies to hold shares in excess of such percent. Any eligible person may hold more than one option at a time.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options and generally, to determine the terms and conditions of such options in accordance with the provisions of the Plan. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the six-month periods ended June 30, 2004 and 2003.

A summary of the status of stock options under the Plan at June 30, 2004 and 2003, and changes during the six-month period then ended is presented in the table below:

	2004		2003
	Shares	Weighted average exerciseprice	Shares	Weighted average exercise price
Options outstanding January 1	1,122,114	$4.50	616,140	$3.97
Granted	200,000	8.13	574,000	5.00
Exercised	(165,250)	4.59	—	—
Options outstanding and exercisable June 30	1,156,864	$5.11	1,190,140	$4.47

The following is a summary of outstanding and exercisable options under the Plan at June 30, 2004:

Date Granted	Options Outstanding and Exercisable	Exercise price	Exercisable Date	Expiration Date
1999	5,552	$3.33	December 30, 1999	December 30, 2004
2001	210,000	3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
	1,156,864

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has elected to continue to measure cost for its stock compensation plan using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement over the amount an employee must pay to acquire the stock. Entities choosing to continue applying APB Opinion No. 25 on employee stock options granted on or after January 1996 must provide pro forma disclosures of the consolidated net income, as if the fair value method of accounting had been applied. Under this method, compensation cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

SFAS No. 123 established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available to common stockholders	$8,767,056	$2,559,675	$11,091,681	$3,847,446
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	—	—	(364,421)	(270,832)
Pro forma net income available to common stockholders	$8,767,056	$2,559,675	$10,727,260	$3,576,614
Earnings per share:
Basic - before extraordinary income as reported	$0.29	$0.18	$0.46	$0.28
Basic - net income as reported	0.58	0.18	0.76	0.28
Basic - before extraordinary income pro forma	0.29	0.18	0.44	0.26
Basic - net income pro forma	0.58	0.18	0.74	0.26
Diluted - before extraordinary income as reported	0.28	0.18	0.45	0.28
Diluted - net income as reported	0.57	0.18	0.75	0.28
Diluted - before extraordinary income pro forma	0.28	0.18	0.42	0.26
Diluted - net income pro forma	0.57	0.18	0.72	0.26

          17. Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (leverage) (as defined). Management believes, as of June 30, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2004 are also presented in the table.

At June 30, 2004 required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	Required amount	Ratio	Actual amount	Ratio	Well capitalized ratio
Total capital (to risk-weighted assets):
Consolidated	$120,458	8.00%	$152,611	10.14%	N/A
Eurobank	120,492	8.00%	152,050	10.10%	>10.00%

Tier I capital (to risk-weighted assets):
Consolidated	60,229	4.00%	118,090	7.84%	N/A
Eurobank	60,246	4.00%	113,223	7.52%	>6.00%
Tier I capital (to average assets):
Consolidated	71,747	4.00%	118,090	6.58%	N/A
Eurobank	71,766	4.00%	113,223	6.31%	>5.00%

          18. Subsequent Events

On June 21, 2004, the board of directors authorized a two-for-one common stock split in the form of a stock dividend. The stock dividend was distributed on July 15, 2004 to stockholders of record on July 1, 2004. All share data and earnings per share data in these financial statements give effect to the stock split, applied retroactively, to all periods.

On August 11, 2004, the Company completed an initial public offering in which the Company sold 3,450,000 shares of common stock, plus an additional 517,500 shares in connection with the exercise of the underwriters’ over allotment option (excluding shares sold by certain stockholders of the Company), at the initial offering price of $14.00 per share. Total proceeds received from the offering, after deducting offering expenses, including underwriting discounts and commissions, were approximately $51.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the six months ended June 30, 2004 and 2003. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004, including the following:

●	if a significant number of our clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

●	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

●	the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

●	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

●	we could be liable for breaches of security in its online banking services, and fear of security breaches could limit the growth of our online services;

●	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

●	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

●	if we fail to retain our key employees, growth and profitability could be adversely affected;

●	we may be unable to manage our future growth;

●	we have no current intentions of paying cash dividends;

●	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

●	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

●	the market for our common stock is limited, and potentially subject to volatile changes in price;

●	we face substantial competition in our primary market area;

●	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

●	we may not be able to integrate BankTrust’s operations with our business effectively; and

●	we could be negatively impacted by downturns in the Puerto Rican economy.

These factors and the risk factors referred to in our Prospectus on Form S-1 dated August 11, 2004 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of June 30, 2004, we had, on a consolidated basis, total assets of $1.9 billion, net loans and leases of $1.3 billion, total deposits of $1.4 billion, and stockholders’ equity of $98.1 million. We currently operate through a network of 21 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico with $550.4 million in total assets as of March 31, 2004.

We were incorporated on November 21, 2001 and became the parent bank holding company for Eurobank on July 1, 2002. Our consolidated financial statements include the results of operations for each of our wholly owned subsidiaries. Additionally, Eurobank Statutory Trust I and Eurobank Statutory Trust II are special purpose vehicles that were used to issue the trust preferred securities. It should be noted, however, that in December 2003, the FASB issued a revision to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, that required the deconsolidation of certain “variable interest entities, ” such as our statutory trust subsidiaries that issued the trust preferred securities. Effective December 31, 2003, we adopted the provisions of FIN No. 46R, requiring the deconsolidation of these trusts. As a result, our statutory trusts are no longer consolidated with us or Eurobank. Commencing on December 31, 2003, we refer to the trust preferred securities we issued through Eurobank Statutory Trust I and Eurobank Statutory Trust II as “Notes Payable to Statutory Trusts” instead of trust preferred securities, as we had prior to that date.

Over the past three years, we have experienced significant balance sheet growth. Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, business transaction accounts, our lease financing business and acquisitions. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

In 2001 and 2002, we raised an aggregate of $46.4 million through the issuance of junior subordinated debentures in connection with the trust preferred securities issuances. We believe that the supplemental capital raised in connection with the issuance of these securities will allow us to achieve and maintain our status as a well-capitalized institution and to sustain our continued loan growth.

We completed our initial public offering in August 2004 in which we and certain of our stockholders sold 3,894,988 shares of our common stock at the initial offering price of $14.00 per share. In September 2004, we and certain of our stockholders sold an additional 584,248 shares in connection with the exercise of the underwriters’ over-allotment option, also at the initial offering price of $14.00 per share. The net proceeds that we received from the offering plus the exercise of the underwriters’ over-allotment option, after deducting offering expenses, including underwriting discounts and commissions, were approximately $51.6 million.

Key Performance Indicators at June 30, 2004

We believe the following were key indicators of our performance and results of operations through the second quarter of 2004:

●	our total assets grew to $1.9 billion at the end of the second quarter of 2004, representing an increase of 46.0%, from $1.3 billion at the end of 2003;

●	our total loans grew to $1.3 billion at the end of the second quarter of 2004, representing an increase of 48.5%, from $890.0 million at the end of 2003;

●	our total deposits grew to $1.4 billion at the end of the second quarter of 2004, representing an increase of 42.8%, from $984.5 million at the end of 2003;

●	our total revenue grew to $17.3 million in the second quarter of 2004, representing an increase of 35.8%, from $12.7 million in the same period of 2003;

●	our net income before extraordinary gain grew to $4.5 million in the second quarter of 2004, representing an increase of 74.9%, from $2.6 million in the same period of 2003; and

●	we recognized an extraordinary gain amounting to $4.4 million on the acquisition of BankTrust.

These items, as well as other factors, contributed to the increase in net income for the second quarter of 2004 to $8.9 million from $2.6 million for the same period in 2003, or $0.57 per common share ($0.28 per common share before extraordinary gain) as compared to $0.18 per common share for the same period in 2003, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of our significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery takes place. The allowance for loan and lease losses amounted to $19.4 million and $8.3 million as of June 30, 2004 and June 30, 2003, respectively. Losses charged to the allowance amounted to $5.6 million for the six months ended June 30, 2004 compared to $ 2.7 million for the same period in 2003. Recoveries were credited to the allowance in the amounts of $763,000 and $387,000 for those same periods, respectively.

We follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.

To mitigate any difference between estimates and actual results relative to the calculation of the allowance for loan and lease losses, our loan review department is specifically charged with reviewing monthly delinquency reports to determine if additional reserves are necessary. Delinquency reports and analysis of the allowance for loan and lease losses are also provided to senior management and the Board of Directors on a monthly basis.

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends, and loss projections are estimated and adjustments are made to the historical loss factor applied to that portfolio in connection with the calculation of loss reserves. Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional reserves. For larger portfolios, we also track the ratio of net charge-offs to total portfolio outstanding.

With the exception of the commercial loans pool, loans that are more than 90 days delinquent result in an additional reserve. When commercial loans become 90 days delinquent, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the findings, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

We believe that our allowance for loan and lease losses is adequate; however, regulatory agencies, including the Commissioner of Financial Institutions of Puerto Rico and the FDIC, as an integral part of their examination process, periodically review our allowance for loan and lease losses and may from time to time require us to reclassify our loans and leases or make additional provisions to our allowance for loan and lease losses.

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $40.9 million, $26.8 million and $28.7 million as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Servicing Assets

We have no contracts to service loans for others, except for servicing rights retained on lease sales. The total cost of loans or leases to be sold with servicing assets retained is allocated to the servicing assets and the loans or leases (without the servicing assets), based on their relative fair values. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. In addition, we assess capitalized servicing assets for impairment based on the fair value of those assets.

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $3.3 million, $3.0 million and $2.5 million as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and repossessed assets is made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $2.9 million, $2.8 million, and $2.0 million as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively. Other repossessed assets amounted to $4.1 million, $3.6 million and $6.3 million as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Results of Operations as of and for the Six Months Ended June 30, 2004 and 2003

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income increased by 64.2%, or $6.0 million, to $15.5 million in the second quarter from $9.5 million in the same period of 2003. Our net interest margin and net interest spread also increased to 3.79% and 3.54% from 3.68% and 3.34%, respectively. These increases resulted from the combined effect on net increases in volumes and rates, respectively.

Net interest income increased by 39.5%, or $7.4 million, to $26.2 million in the first half of 2004 from $18.8 million in the same period of 2003. These increases resulted from the net effect of higher volumes of interest-earning assets and interest-bearing liabilities and lower yields and costs of funds for corresponding periods. As a result, our net interest margin and net interest spread decreased from 3.76% and 3.39% to 3.63% and 3.37%, respectively, for the six months period ended on June 30, 2003 and 2004.

Our average interest-earning assets increased by $618.5 million (58.4%) and $454.6 million (44.1%), to $1.7 billion and $1.5 billion, respectively, in the second quarter and first half of 2004, as compared to $1.1 billion and $1.0 billion, respectively, for the same periods in the prior year. Average net loans increased by $372.5 million (45.0%) and $253.6 million (31.5%), to $1.2 billion and $1.1 billion, respectively, in the second quarter and first half of 2004, as compared to $829.1 million and $803.8 million, respectively, for the same periods in the prior year. The Federal Reserve Board’s interest rate cut in June 2003 further lowered the average yields on our interest-earning assets to 6.25% for the six months ended June 30, 2004, as compared to 6.96% in the same period of 2003. Due to increased volumes in our loan and investment portfolios, our total interest income increased by 46.1% and 28.2% to $25.4 million and $44.4 million, respectively, for the second quarter and first half of 2004, as compared to $17.4 million and $34.7 million, respectively, for the same periods in 2003.

Average interest-bearing liabilities also increased by 59.8% to $1.5 billion and 45.9% to $1.3 billion, respectively, in the second quarter and first half of 2004, compared to $954.6 million and $923.3 million, respectively, in the same periods of 2003. Total interest expense increased by 24.6% to $9.9 million and 14.8% to $18.2 million, respectively, in the second quarter and first half of 2004, compared to $7.9 million and $15.9 million, respectively, in the same periods of 2003. The increase in our interest expense is due mainly to higher volumes on interest bearing deposits to fund increased volumes in loans and investments. The average interest rate we paid for interest-bearing deposits for the second quarter and first half of 2004 was down to 2.77% and 2.88%, respectively, from 3.43% and 3.57% for same periods in 2 003.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and stockholders' equity, in addition to the major components of net interest income and our net interest margin. Net loans and leases shown on these tables include nonaccrual loans although interest accrued but not collected on these loans is placed in nonaccrual status and reversed against interest income.

	For the Quarter Ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,201,608	$22,691	7.58%	$829,139	$15,887	7.69%
Securities of U.S. government agencies	415,359	2,478	3.26	152,199	1,089	3.95
Other investment securities	14,799	86	2.88	17,192	188	5.74
Puerto Rico government obligations	7,693	81	6.77	4,743	50	5.86
Securities purchased under agreements to resell and federal funds sold	29,691	66	0.89	24,832	85	1.39
Interest-earning deposits	9,062	18	0.81	31,645	100	1.26
Total interest-earning assets	1,678,212	25,420	6.31%	1,059,750	17,399	6.77%
Total noninterest-earning assets	76,382			52,197
TOTAL ASSETS	$1,754,594			$1,111,947

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$57,729	$300	2.15%	$45,470	$311	2.75%
NOW deposits	40,667	181	1.78	25,123	139	2.22
Savings deposits	262,055	1,529	2.34	192,969	1,430	2.97
Time certificates of deposit in denominations of $100,000 or more	613,259	5,014	3.48	385,448	3,587	3.84
Other time deposits	200,947	1,254	2.50	158,072	1,319	3.34
Other borrowings	351,306	1,620	2.22	147,566	1,158	3.48
Total interest-bearing liabilities	1,525,963	9,898	2.77%	954,648	7,944	3.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	117,803			90,457
Other liabilities	28,849			8,201
Total noninterest-bearing liabilities	146,652			98,658
STOCKHOLDERS’ EQUITY	81,979			58,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,754,594			$1,111,947
Net interest income(3)		$15,522			$9,455
Net interest spread(4)			3.54%			3.34%
Net interest margin(5)			3.79%			3.68%
__________

(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2)	Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $1.2 and $1.5 million for the quarters ended June 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Net interest income on a tax equivalent basis was $15.9 million and $9.8 million for the quarters ended June 30, 2004 and 2003, respectively.

(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(5)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,057,394	$39,442	7.49%	$803,834	$31,451	7.85%
Securities of U.S. government agencies	364,512	4,485	3.38	143,444	2,360	4.53
Other investment securities	12,555	158	3.29	16,867	373	5.82
Puerto Rico government obligations	6,136	129	6.42	4,745	99	5.80
Securities purchased under agreements to resell and federal funds sold	33,914	165	0.97	31,861	197	1.25
Interest-earning deposits	10,199	47	0.93	29,387	187	1.27
Total interest-earning assets	$1,484,710	$44,426	6.25%	$1,030,138	$34,667	6.96%
Total noninterest-earning assets	65,362			48,251
TOTAL ASSETS	$1,550,072			$1,078,389

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$54,923	$609	2.26%	$43,946	$640	2.93%
NOW deposits	34,140	296	1.74	25,448	305	2.41
Savings deposits	256,114	3,196	2.50	181,070	2,819	3.12
Time certificates of deposit in denominations of $100,000 or more	512,951	8,532	3.55	380,026	7,178	3.96
Other time deposits	183,718	2,679	2.92	157,930	2,661	3.37
Other borrowings	305,556	2,933	2.27	134,901	2,296	3.74
Total interest-bearing liabilities	$1,347,402	$18,245	2.88%	$923,321	$15,899	3.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	108,830			87,888
Other liabilities	19,536			8,887
Total noninterest-bearing liabilities	128,366			96,775
STOCKHOLDERS’ EQUITY	74,304			58,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,550,072			$1,078,389
Net interest income(3)		$26,181			$18,768
Net interest spread(4)			3.37%			3.39%
Net interest margin(5)			3.63%			3.76%
__________

(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2)	Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $2.1 and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Net interest income on a tax equivalent basis was $27.0 million and $19.4 million for the six months ended June 30, 2004 and 2003, respectively.

(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(5)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate) on a fully taxable equivalent basis. All changes in interest owed and paid for interest-earning assets and interest-bearing liabilities are attributable to either volume or rate. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in our net interest income.

	Three Months Ended June 30, 2004 Over 2003 Increases/(Decreases) Due to Change in			Six Months Ended June 30, 2004 Over 2003 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$7,161	$(345)	$6,816	$9,957	$(1,946)	$8,011
Securities of U.S. government agencies	2,599	(721)	1,878	5,012	(2,095)	2,917
Other investment securities	(34)	(106)	(140)	(125)	(159)	(284)
Puerto Rico government obligations	43	17	60	40	19	59
Securities purchased under agreements to resell and federal funds sold	17	(37)	(20)	13	(48)	(35)
Interest-earning deposits	(71)	(10)	(81)	(122)	(18)	(140)

Total interest-earning assets	$9,715	$(1,202)	$8,513	$14,775	$(4,247)	$10,528

INTEREST PAID ON:
Money market deposits	$84	$(87)	$(3)	$161	$(183)	$(22)
NOW deposits	86	(44)	42	105	(114)	(9)
Savings deposits	513	(415)	98	1,170	(796)	374
Time certificates of deposit in denominations of $100,000 or more	2,187	(559)	1,628	2,630	(1,038)	1,592
Other time deposits	358	(424)	(66)	435	(418)	17
Other borrowings	1,771	(1,106)	665	3,193	(2,242)	951

Total interest-bearing liabilities	$4,999	$(2,635)	$2,364	$7,694	$(4,791)	$2,903

Net interest income	$4,716	$1,433	$6,149	$7,081	$544	$7,625
__________

(1)	Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $2.1 and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

          Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the second quarter and first half of 2004, our provision for loan and lease losses increased to $2.5 million and $4.0 million, respectively, from $1.6 million and $3.7 million for the same periods in 2003. These increases in our provision resulted mainly from an increase in our net charge-offs to $4.9 million for the six months ended June 30, 2004 compared to $2.3 million for the same period in 2003. Nonperforming loans and leases to total loans and leases decreased from 3.46% as of June 30, 2003 to 3.05% as of June 30, 2004.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,096	117.8%	$1,245	37.9%
Gain on sale of loans and leases, net	69	3.9	2,196	66.9
Loss on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(385)	(21.6)	(158)	(4.8)
Total noninterest income	$1,780	100.0%	$3,283	100.0%

	Six Months Ended June 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$3,733	110.7%	$2,482	56.5%
Gain on sale of loans and leases, net	69	2.0	2,196	50.0
Loss on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(429)	(12.7)	(287)	(6.5)
Total noninterest income	$3,373	100.0%	$4,391	100.0%

Our total noninterest income for the second quarter and first half of 2004 was $1.8 million and $3.4 million, respectively, representing a 45.8% and 23.2% decrease from $3.3 million and $4.4 million for the same periods in 2003. Noninterest income represented approximately 0.22% and 0.50% of average assets as of June 30, 2004 and 2003, respectively.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 117.8% and 37.9% of total noninterest income for the second quarter of June 30, 2004 and 2003, respectively. This income source increased from $1.2 million in the second quarter of 2003 to $2.1 million in the second quarter of 2004 and from $2.5 million for the first half of 2003 to $3.7 million for the first half of 2004. These increases were primarily due to an increase in our number of transactional and savings accounts.

Our other component of noninterest income for the six month periods ended June 30, 2004 and 2003 is the net gain/loss on the sale of our OREO, repossessed assets and other assets. We experienced net losses in this component of $385,000 and $158,000 during the second quarters of 2004 and 2003, respectively, and $429,000 and $287,000 for the six months ended June 30, 2004 and 2003, respectively. These net losses were mainly comprised of losses on the sale of repossessed automobiles and equipment totaling $334,000 and $151,000 for the second quarters of 2004 and 2003, respectively, and $51,000 and $279,000 for the six months ended June 30, 2004 and 2003, respectively. As our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts, resulting in additional previously unanticipated losses. OREO and repossessed assets were $6.9 million and $8.3 million as of June 30, 2004 and 2003, respectively.

The loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession was 15.7% and 14.0% for the second quarters of 2004 and 2003, respectively. For the first half of 2004 and 2003, the loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession was 15.2% and 12.1%, respectively, as compared to 14.2% at December 31, 2003. When our inventory of repossessed assets is larger, we are more aggressive in our disposition efforts. This strategy permits us to move inventory at a faster pace, but increases our losses per unit. The ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance remained relatively constant. The ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance was 0.75% at June 30, 2004, as compared to 0.82% at December 31, 2003.

There was no loss on the sale of repossessed boats for the six month period ended on June 30, 2004. We did not have any marine loans as of June 30, 2003. We acquired marine loans totaling $47.0 million on May 3, 2004 as a result of our acquisition of Bank Trust.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$4,792	54.0%	$4,022	55.7%
Occupancy and equipment	1,662	18.7	1,506	20.9
Professional and directors’ fees	366	4.1	398	5.5
Office supplies	273	3.1	251	3.5
Other real estate owned and other repossessed assets expenses	37	0.4	43	0.6
Promotion and advertising	155	1.7	108	1.5
Lease expenses	325	3.7	82	1.1
Insurance	182	2.1	205	2.8
Municipal taxes	196	2.2	169	2.3
Commissions and service fees credit and debit cards	290	3.3	221	3.1
Other noninterest expense	620	6.7	216	3.0
Total noninterest expense	$8,876	100.0%	$7,221	100.0%

	Six Months Ended June 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$8,796	54.2%	$7,590	55.5%
Occupancy and equipment	3,194	19.7	2,893	21.2
Professional and directors’ fees	720	4.4	674	4.9
Office supplies	493	3.0	498	3.6
Other real estate owned and other repossessed assets expenses	93	0.6	59	0.4
Promotion and advertising	271	1.7	258	1.9
Lease expenses	392	2.4	194	1.4
Insurance	331	2.0	330	2.4
Municipal taxes	392	2.4	337	2.5
Commissions and service fees credit and debit cards	563	3.5	446	3.3
Other noninterest expense	994	6.1	399	2.9
Total noninterest expense	$16,239	100.0%	$13,678	100.0%

Our total noninterest expense increased to $8.9 million and $16.2 million in the second quarter and the first half of 2004, as compared to $7.2 million and $13.7 million for the same periods in 2003, representing an increase of 22.9% and 18.7%, respectively. These increases can be attributed to the expanded personnel and occupancy costs associated with our business growth, our acquisition of Banco Financiero and BankTrust, and the recent opening of new branch offices. Our expansion of various groups, including our EuroLease group, our construction lending activities and our trust and wealth management group, also contributed to the increase in our total noninterest expense. Due to our continuing efforts to minimize noninterest expense, however, noninterest expenses as a percentage of average assets remained relatively constant at 2.02% and 2.10% in the second quarter and first half of 2004, as compared to 2.10% and 2.54%, respectively, for the same periods in 2003. We believe that our efforts to expand without comparative increases in our number of employees have improved our operational efficiency. Our efficiency improvement is evidenced by the decrease in our efficiency ratio to 50.17% and 53.50% in the second quarter and first half of 2004, as compared to 55.35% and 57.60%, respectively, for the same periods in 2003. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $4.8 million and $8.8 million for the second quarter and first half of 2004, as compared to $4.0 million and $7.6 million for the same periods in 2003, representing an increase of 19.1% or 15.9%, respectively, for the comparable periods. Despite the new branch openings and significant asset growth in the past year, we have limited full-time employee growth by making efficient use of existing employees. We had 434 full-time equivalent employees as of June 30, 2004, compared with 373 as of June 30, 2003. Our volume of assets per employee increased to $4.4 million as of June 30, 2004 from $3.2 million as of June 30, 2003.

          Occupancy and equipment expenses totaled $1.7 million and $3.2 million, respectively, for the second quarter and first half of 2004 as compared to $1.5 million and $2.9 million for the same periods in 2003, representing an increase of 10.3% and 10.4%, respectively, for the comparable periods. These cost increases are attributable primarily to the expansion of our branch network and franchise.

Professional and directors’ fees were $366,000 and $398,000 or 4.1% and 5.5% of total noninterest expenses, for the second quarter of 2004 and 2003, respectively. For the first half, these expenses increased to $720,000 in 2004 from $674,000 a year ago. This increase is attributable primarily to the growth of our business and other legal, consulting and professional fees. We expect that expenditures in this area will continue to be significant as we address recently released SEC regulations and the new Nasdaq corporate governance requirements.

Office supplies expenses were $273,000 and $251,000 or 3.1% and 3.5% of total noninterest expenses, for the second quarter of 2004 and 2003, respectively. For the first half, these expenses decreased to $493,000 in 2004 from $498,000 a year ago.

Our expenses related to OREO and repossessed assets were $37,000 and $43,000 or 0.4% and 0.6% of total noninterest expenses, for the second quarter of 2004 and 2003, respectively. For the first half, these expenses increased to $93,000 in 2004 from $59,000 a year ago. This increase is attributable primarily to the growth of our loan and lease portfolio, and in particular, our lease financing portfolio.

Insurance expenses were $182,000 and $205,000 or 2.0% and 2.8% of total noninterest expenses, for the second quarter of 2004 and 2003, respectively. For the first half, these expenses increased to $331,000 in 2004 from $330,000 a year ago.

Municipal taxes increased to $196,000 and $392,000 for the second quarter and first half of 2004 as compared to $169,000 and $337,000 for the same periods in 2003. These increases are directly attributable to our asset growth.

Commissions and service fees on credit and debit cards increased to $290,000 and $563,000 for the second quarter and first half of 2004 as compared to $221,000 and $446,000 for the same periods in 2003. These increases are attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased for the second quarter and first half of 2004; however, these increases were related in large part to our asset growth over these periods. Due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

We also expect our noninterest expense to increase as a result of our becoming a publicly-traded company. Specifically, we expect increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs, additional directors, and officers’ insurance cost and other expenses generally associated with publicly-traded companies.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to federal income tax.

For the second quarter ended June 30, 2004, we recorded a $1.5 million income tax expense compared to $1.4 million expense for the same period in 2003. For the first half of 2004, we recorded a $2.5 million income tax expense compared to $2.0 million expense for the same period in 2003. Our current income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas. The main reason for the increase in our tax expense for the second quarter and first half of 2004 is the 51.0% and 60.7% increase in our income before taxes from the same periods in 2003.

Income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying our current tax rate to taxable income. The deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. At June 30, 2004 and June 30, 2003 we had net deferred tax assets of $15.5 million and $4.1 million, respectively. The main reason for the increase in our deferred tax asset was the acquisition of BankTrust. At June 30, 2004, the deferred tax asset that resulted from the acquisition of BankTrust amounted to $11.9 million.

Extraordinary Gain on Acquisition of BankTrust

On May 3, 2004, we acquired all of the capital stock of BankTrust. The estimated fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $5.7 million. This was allocated to eliminate the fair value of intangible assets acquired, and the value of the furniture, fixtures and equipment acquired. Since all other remaining assets were either financial assets, assets to be disposed of in the near term or prepaid assets, the remaining negative goodwill amounting to $4.4 million resulted in an extraordinary gain on the acquisition. However, we are still in the process of evaluating the net assets acquired. Consequently, the allocation of the purchase price to the assets and liabilities acquired is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities.

Financial Condition

Our total assets as of June 30, 2004 were $1.9 billion, compared to $1.3 billion as of December 31, 2003. The increase in our total assets during the first six months of 2004 were primarily the result of growth in our investment securities and loan and lease portfolio and from those assets acquired in the acquisition of BankTrust.

Our total deposits increased to $1.4 billion as of June 30, 2004, compared to $984.5 million as of December 31, 2003. Our asset growth during the first six months of 2004 was, in part, the result of our acquisition of BankTrust, in which we assumed $397.8 million of deposits. Growth was also funded with a $134.8 million increase in securities sold under agreements to repurchase.

As of June 30, 2004, our stockholders’ equity was $98.1 million, compared to $65.1 million as of December 31, 2003. This increase was primarily attributable to the sale of shares in our May 2004 private placement and our initial public offering.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. We had $12.6 million and $19.3 million in interest-bearing deposits in other financial institutions as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, we had $30.8 million and $20.5 million, respectively, in purchased securities under agreements to resell.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy implemented by our Asset/Liability Management Committee. Our investment policy is reviewed at least annually by our Board of Directors. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and our interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in me eting our anticipated funding needs.

Our investment portfolio consists of securities we intend to hold until maturity, or “held-to-maturity securities,” and all other securities are classified as “available-for-sale.” The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2004:
U.S. treasury securities	$84,815	$84,576
U.S. government agencies obligations	48,428	48,669
Collateralized mortgage obligations	280,882	277,657
Mortgage-backed securities	48,122	49,210
State and municipal obligations	9,176	9,203
Other debt securities	2,992	3,000
Total	$474,415	$472,315

December 31, 2003:
U.S. treasury securities	$84,748	$85,116
U.S. government agencies obligations	39,867	39,930
Collateralized mortgage obligations	144,885	143,189
Mortgage-backed securities	49,027	49,134
State and municipal obligations	4,519	4,575
Other debt securities	2,968	2,994
Total	$326,014	$324,938

Available-for-sale securities, which are stated at their fair value, increased to $472.3 million as of June 30, 2004 from $324.9 million as of December 31, 2003. This increase is representative of our strategy to enhance our liquidity level through the use of available-for-sale securities in addition to immediately available funds. The majority of our immediately available funds are maintained in the form of overnight investments. As of June 30, 2004, investment securities having a carrying value of approximately $375.5 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

As of June 30, 2004
Within One Year			After One but Within Five Years		After One but Within Five Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for- sale:(1)(2)
U.S. treasury obligations	$—	—%	$84,576	1.79%	$—	—%	$—	—%	$84,576	1.79%
U.S. government agencies obligations	27,086	2.60	21,584	3.10	—	—	—	—	48,670	2.82
Mortgage backed securities(3)	7,706	4.23	41,504	3.43	—	—	—	—	49,210	3.55
Collateral mortgage obligations(3)	—	—	277,657	5.38	—	—	—	—	277,657	5.38
State & political subdivisions	1,001	4.30	6,448	5.09	—	—	1,753	6.24	9,202	5.22
Other debt securities	3,000	2.05	—	—	—	—	—	—	3,000	2.05
Total investments available-for-sale	$38,793	2.92%	$431,769	4.37%	—	—	$1,753	6.24%	$472,315	4.26%

Other Investments:
FHLB stock	5,075	1.58%	—	—%	—	—%	—	—%	5,075	1.58%
Investment in statutory trust	—	—	—	—	—	—	1,387	5.00	1,387	5.00
Total other investments	$5,075	1.58%	$—	—%	$—	—%	$1,387	5.00%	$6,462	2.31%
Total investments	$43,868	2.77%	$431,769	4.37%	—	—	$3,140	3.48%	$478,777	4.24%
__________

(1)	Based on estimated fair value.

(2)	All of our income from investments in available-for-sale securities is tax exempt because these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)	Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of June 30, 2004, our investment in other earning assets included $5.1 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2004	2003
	(In thousands)

Statutory trusts	$1,387	$1,388
Federal FHLB stock	5,075	1,954
Total	$6,462	$3,342

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $2.8 million and $6.8 million as of June 30, 2004 and December 31, 2003, respectively:

	As of June 30,	As of December 31,
	2004	2003
	(In thousands)

Real estate secured	$456,348	$317,491
Leases	432,050	315,935
Commercial and industrial	274,827	177,989
Consumer	86,217	26,592
Real estate - construction	79,221	47,370
Other loans	4,945	4,236
Gross loans and leases	$1,333,608	$889,613
Plus: Deferred loan costs, net	5,605	4,707
Total loans, including deferred loan costs, net	$1,339,213	$894,320
Less: Unearned income	(1,240)	(1,774)
Total loans, net of unearned income	$1,337,973	$892,546
Less: Allowance for loan and lease losses	(19,390)	(9,394)
Loans, net	$1,318,583	$883,152

As of June 30, 2004 and December 31, 2003, our total loans and leases, net of unearned income, were $1.3 billion and $892.5 million, respectively. The increase in our loan and lease volume during the six months ended June 30, 2004 resulted primarily from the growth of our operations and our acquisition of BankTrust. In the acquisition, we acquired loans totaling $348.6 million. Our total loans and leases, net of unearned income as a percentage of total assets increased to 69.5% as of June 30, 2004 from 68.1% as of December 31, 2003.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $456.3 million and $317.5 million as of June 30, 2004 and December 31, 2003, respectively. The volume of our real estate loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition, we acquired real estate loans totaling $106.2 million. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, however, has remained relatively constant. Real estate secured loans as a percentage of total loans and leases were 34.2% for the six months ended June 30, 2004 and 35.7% for the fiscal year ended 2003.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. As of June 30, 2004, approximately 78.2% of our lease financing contracts were for new automobiles, approximately 20.4% were for used automobiles and the remaining 1.4% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $432.1 million and $315.9 million as of June 30, 2004 and December 31, 2003, respectively. Lease financing contracts, as a percentage of total loans and leases were 32.4% as of June 30, 2004 and 35.5% at the end of 2003. During June and December 2003, we sold lease contracts with carrying values of $30.0 million and $20.0 million, respectively, to another financial institution, while retaining servicing responsibilities. The lease contracts sold in 2003 were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the principal balance on any defaulted lease, subject to an aggregate limitation of 5.0% on all of the leases sold.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans increased to $274.8 million as of June 30, 2004 from $178.0 million as of December 31, 2003. The significant increase in commercial and industrial loans in 2004 is attributable to our acquisition of BankTrust. Commercial and industrial loans as a percentage of total loans were 20.6% as of June 30, 2004, and 20.0% at the end of 2003.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $79.2 million and $47.4 million as of June 30, 2004 and December 31, 2003. Construction loans as a percentage of total loans and leases were 5.9% and 5.3% as of June 30, 2004 and December 31, 2003. The volume of our construction loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition, we acquired construction loans totaling $42.4 million.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans increased to $86.2 million as of June 30, 2004 from $26.6 million as of December 31, 2003. Consumer loans as a percentage of total loans and leases were 6.5% and 3.0% at June 30, 2004 and December 31, 2003. The volume of our construction loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition, we acquired consumer loans totaling $60.2 million.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. The following table shows our maturity distribution of loans and leases, including loans held for sale of $2.8 million, as of June 30, 2004, excluding non-accrual loans amounting to $29.1 million. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2004
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$81,443	$—	$8,481	$49	$—	$89,973
Real estate — secured	110,079	54,952	192,619	62,969	14,189	434,808
Commercial and industrial	190,298	25,009	39,225	6,841	2,408	263,781
Consumer	15,558	20,745	84	48,920	626	85,933
Leases	5,501	322,266	—	104,500	—	432,267
Other loans	4,902	—	—	—	—	4,902
Total	$407,751	$422,972	$240,409	$223,279	$17,223	$1,311,667
__________

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $282.0 million as of June 30, 2004.

               Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of June 30,	As of December 31,
	2004	2003
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$11,721	$9,700
Nonaccrual loans	29,146	17,058
Total nonperforming loans	40,867	26,758
Other real estate owned	2,850	2,774
Other repossessed assets	4,067	3,643
Total nonperforming assets	$47,784	$33,175
Nonperforming loans to total loans and leases	3.05%	2.98%
Nonperforming assets to total loans and leases plus repossessed property	3.56	3.68
Nonperforming assets to total assets	2.48	2.51

We continuously review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $100,000 for secured loans and $50,000 for unsecured loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted. We do not engage in sub-prime lending.

Loans are generally placed on nonaccrual status when they become 90 days past due, unless we believe the loan is adequately collateralized and we are in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest, and collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some change in financial status, resulting in an inability to meet the original repayment terms, and when we believe the borrower will eventually overcome financial difficulties and repay the loan in full.

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual status.

Generally, our nonperforming loans and leases have increased in connection with the growth of our loan and lease portfolio. The recent economic downturn and our acquisition of BankTrust further increased our nonperforming loans and leases to $40.9 million and $26.8 million as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, nonperforming loans acquired from BankTrust amounted to $8.8 million. However, the ratio of nonperforming loans and leases over total loans and leases remained relatively constant at 3.05% and 2.98% as of June 30, 2004 and December 31, 2003, respectively.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles and equipment subject to lease contracts. OREO and repossessed assets are initially recorded at fair value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and repossessed assets is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

Our OREO consisted of 13 properties with an aggregate value of $2.9 million and $2.8 million as of June 30, 2004 and December 31, 2003, respectively.

Other repossessed assets as of June 30, 2004 and December 31, 2003 were $4.1 million and $3.6 million, respectively. The increase in volume of repossessed assets during 2004 was attributable to increases in volumes of our automobile lease originations. As our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property improved to 3.56% as of June 30, 2004 from 3.68% as of December 31, 2003.

Allowance for Loan and Lease Losses

We have established an allowance for loan and lease losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, monthly assessments of the probable estimated losses inherent in the loan and lease portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula described below, specific allowances for identified problem loans and portfolio segments and the unallocated allowance.

When analyzing the adequacy of our allowance, our portfolio is segmented into as many components as practical. Although the evaluation of the adequacy of our allowance focuses on loans and leases and pools of similar loans and leases, no part of our allowance is segregated for, or allocated to, any particular asset or group of assets. Our allowance is available to absorb all credit losses inherent in our portfolio.

Each component would normally have similar characteristics, such as classification, type of loan or lease, industry or collateral. As needed, we separately analyze the following components of our portfolio and provide for them in our allowance:

●	credit quality;

●	sufficiency of credit and collateral documentation;

●	proper lien perfection;

●	appropriate approval by the loan officer and the loan committees;

●	adherence to any loan agreement covenants; and

●	compliance with internal policies and procedures and laws and regulations.

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates, determined over a period of years, plus migration analysis techniques. The resulting loss factors are then multiplied against the current period’s balance of loans outstanding to derive an estimated loss. We adjust the historical loss percentage for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

●	effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-offs, and recoveries;

●	changes in the experience, ability and depth of our lending management and staff;

●	concentrations of credit that might affect loss experience across one or more components of the portfolio;

●	levels of, and trends in, delinquencies and nonaccruals; and

●	national and local economic business trends and conditions.

Historical loss rates are reviewed and adjusted for the above factors on a pool-by-pool basis. Rates for each pool are based on those factors management believes are applicable to that pool. When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed. For such pools of loans or leases, management believes that coverage of one year’s losses in the current portfolio is an appropriate measure.

For our commercial loan portfolio, we maintain a general reserve equal to 2.93% of the outstanding balance of such portfolio.

Our consumer installment closed end loan portfolio has averaged a 3.07% net loss experience over the past five calendar years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional reserves have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio, we maintain a general reserve equal to 4.17% of the outstanding balance of such portfolio.

Our three year old construction loan portfolio has no loss experience. Nevertheless, we maintain a general reserve for this portfolio equal to 1.81% of the portfolio balance.

Our leasing portfolio has averaged a 0.48% net loss experience over the past four calendar years. We maintain a reserve equal to 0.83% of the balance of this portfolio for general reserve purposes. As described in more detail below, we have also established a “specific reserve” over and above the general reserve for certain leases.

The mortgage portfolio has no loss experience. The large majority of mortgage originations are sold into the secondary market and the existing portfolio is generally of a mature nature. Nevertheless, we maintain a general reserve equal to 0.08% of the mortgage portfolio for general reserve purposes.

As of May 3, 2004 Eurobank acquired loan portfolios from BankTrust, totaling $348.6 million with accompanying general, specific and unallocated allowances of $10.9 million. Because a number of BankTrust’s problem loans were acquired by a special purpose vehicle immediately prior to closing, and as a result of a series of charge-offs performed prior closing, except with regard to the newly acquired boat financing portfolio described below, we have determined that the portfolios acquired from BankTrust generally have a risk level comparable to our portfolio prior to the BankTrust transaction. Consequently, we will continue to apply the same reserve guidelines to our portfolio.

The only major loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s $47.0 million boat financing portfolio. As with all other BankTrust loans, the special purpose vehicle assumed all loans in the BankTrust boat financing portfolio that were more than 90 days delinquent. Additionally, an unallocated reserve of $1.5 million was acquired from BankTrust. In the six months prior to its acquisition, BankTrust maintained a boat financing reserve between 1.6% and 1.9% of the outstanding portfolio. At June 31, 2004, we maintain a $2.6 million general reserve on the boat financing portfolio, or 5.26% of the outstanding portfolio. While we may adjust this reserve in the future, we believe it is appropriate at this time.

All internal and external factors that may impact the adequacy of our general reserves are reviewed on an ongoing basis with formal recommendations being made to the Board of Directors at least annually, and more frequently if deemed necessary.

In addition to our general portfolio allowances, specific reserves are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. This amount may be determined either by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, or by a method that identifies certain qualitative factors.

Through continual management review at branch and executive level and utilization of internal delinquency processes, both portfolios and individual loans and leases are monitored on an ongoing basis. When considered appropriate, a specific reserve will be considered on individual loan or lease accounts. A review is generally conducted of all the conditions surrounding any particular account such as the borrower’s character, existing and potential financial condition, realizable value of collateral, prospects for additional collateral and payment record. As a result, the loss potential is determined and specific reserves may be established. The level of reserve will vary depending on the analysis but we utilize the same classification categories as federal regulators, which result in varying amounts of reserve depend ing on loss potential.

The unallocated portion of the allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated portion of the allowance include the following:

●	general economic and business conditions affecting our key lending areas;

●	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States and Caribbean;

●	credit quality trends, including trends in nonperforming loans and leases expected to result from existing conditions;

●	loan and lease concentrations by collateral and by obligor;

●	specific industry conditions within portfolio segments;

●	recent loss experience in particular segments of the portfolio;

●	duration of the current business cycle;

●	bank regulatory examination results and guidance; and

●	findings of our internal and external loan review examiners.

Our loan review officer reviews these conditions on an ongoing basis in discussion with our executive management, senior lenders and credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance, applicable to such loan or portfolio segment. When any of these conditions is not evidenced by a specifically identifiable problem loan or portfolio segment, management’s evaluation of the probable loss related to such conditions is reflected in the unallocated portion of the allowance.

Although our management believes that the allowance for loan and lease losses is adequate to absorb probable losses on existing loans and leases that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan and lease losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan and lease losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Six Months Ended June 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,057,394	$842,033
Total loans and leases outstanding at end of period, including loans held for sale	1,340,813	899,392
Allowance for loan and lease losses:
Allowance at beginning of period	9,394	6,918
Charge-offs:
Real estate — secured	5	—
Commercial and industrial	2,238	966
Consumer	608	1,347
Leases	2,696	2,715
Other loans	97	37
Total charge-offs	5,644	5,065

Six Months Ended June 30,	Year Ended December 31,
2004	2003
(Dollars in thousands)
Recoveries:
Real estate — secured	—	—
Commercial and industrial	66	160
Consumer	118	254
Leases	579	675
Other loans	—	1
Total recoveries	763	1,090
Net loan and lease charge-offs	4,881	3,975
Provision for loan and lease losses	3,975	6,451
Allowance of acquired bank — BankTrust	10,902	—
Allowance at end of period	$19,390	$9,394
Ratios:
Net loan and lease charge-offs to average total loans	0.92%	0.47%
Allowance for loan and lease losses to total loans at end of period	1.45	1.04
Net loan and lease charge-offs to allowance for loan losses at end of period	50.36	42.31
Net loan and lease charge-offs to provision for loan and lease losses	122.82	61.62

The allowance for loan and lease losses increased by 106.4%, or $10.0 million, to $19.4 million at June 30, 2004, as compared to $9.4 million at December 31, 2003. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.45% at June 30, 2004 from 1.04% at December 31, 2003.

Net charge-offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.15% for our commercial loan portfolio over the past five calendar years. Annualized net charge-offs as a percentage of average loans was 1.29% and 0.96% for the second quarter and first half of 2004, as compared to 0.53% and 0.58% for the same periods in 2003. The commercial and industrial charge-offs for the second quarter of 2004 included the unsecured portion of a loan granted to a construction company amounting to $885,000.

In March 2003, we commenced the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. At the end of 2003, we had a historical loss ratio in lease finance contracts of approximately 11.0%. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of June 30, 2004, $936,000 was charged off for this purpose. During the first half of 2004, the actual ratio has increased to 12.0%.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $10.9 million at June 30, 2004 and $10.5 million at December 31, 2003. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended June 30,			Year Ended December 31,
	2004			2003
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$108,830	9.46%	—%	$92,643	10.09%	—%
Money market deposits	54,923	4.77	2.22	47,896	5.21	2.70
NOW deposits	34,140	2.97	1.73	26,579	2.89	2.14
Savings deposits	256,114	22.26	2.50	197,242	21.47	2.95
Time certificates of deposit in denominations of $100,000 or more	194,650	16.92	2.65	176,216	19.18	3.03
Brokered certificates of deposits	318,301	27.65	3.86	216,395	23.55	4.19
Other time deposits	183,718	15.97	2.71	161,811	17.61	3.28
Total deposits	$1,150,676	100.00%		$918,782	100.00%

Total deposits at June 30, 2004 and December 31, 2003 were $1.4 billion and $984.5 million, respectively, representing an increase of $420.3 million, or 42.7%, in the first half of 2004. Average deposits for the second quarter and first half of 2004 were $1.3 billion and $1.2 billion, respectively, as compared to $854.8 million and $876.3 million for the same periods in 2003. This dramatic increase in average deposits in 2004 is the result of our May 2004 acquisition of BankTrust. We assumed $397.8 million in deposits in connection with our acquisition of BankTrust.

Our core deposits increased to $712.4 million as of June 30, 2004 from $578.3 million as of December 31, 2003. However, the percentage of our core deposits to total deposits decreased to 50.7% as of June 30, 2004 from 58.7% in 2003. We attribute the decrease in our core deposits mainly to our acquisition of BankTrust. In the acquisition, we assumed deposits totaling $397.8 million, including time deposits in denominations of $100,000 or more totaling $232.4 million, or 58.4% of total deposits assumed. The average rate paid on time deposits in denominations of $100,000 or more was 3.48% for the second quarter of 2004 as compared to 3.95% for the second quarter of 2003.

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. In order to take advantage of historically low funding costs, brokered deposits increased to $509.6 million as of June 30, 2004 from $228.2 million as of December 31, 2003. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of June 30, 2004:

June 30, 2004
(In thousands)
Three months or less	$155,036
Over three months through six months	112,758
Over six months through 12 months	90,517
Over 12 months	335,169
Total	$693,480

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended June 30, 2004 and December 31 2003:

	Three Months Ended June 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at period-end	$342,338	$207,523
Average monthly aggregate balance outstanding during the period	391,160	92,069
Maximum aggregate balance outstanding at any month-end	342,338	207,523
Weighted average interest rate for the period	1.28%	1.71%
Weighted average interest rate at period-end	1.91	1.25

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended June 30, 2004 and December 31 2003:

	Three Months Ended June 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at period-end	$10,700	$10,700
Average balance during the period	10,700	14,954
Maximum amount outstanding at any month-end	10,700	18,850
Average interest rate during the period	7.21%	5.30%
Average interest rate at period-end	7.21	5.64

Notes Payable to Statutory Trusts

On December 19, 2002, Eurobank Statutory Trust II (“Trust II”) issued $20 million of floating rate Trust Preferred Capital Securities (the “Trust II Preferred Securities”) due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.7% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month London Interbank Offered Rate (LIBOR), plus 3.3% with a ceiling rate of 11.8%. The Trust II Preferred Securities are fully and unconditionally guaranteed by EuroBancshares. Following the issuance of the Trust II Preferred Securities by Trust II, EuroBancshares issued $20.6 million of floating rate Junior Subordinated Deferrable Interest Debentures (the “2002 Debentures”) due in 2032 to Trust II. The terms of the 2002 Debentures, which comprise substantially all of the assets of Trust II, are identical to the terms of the Trust II Preferred Securities. The 2002 Debentures are conditionally guaranteed by EuroBancshares. Eurobank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust II Preferred Securities. See “Recent accounting pronouncements,” below.

On December 18, 2001, Eurobank Statutory Trust I (“Trust I”) issued $25.0 million of floating rate Trust Preferred Capital Securities Series I (“Trust I Preferred Securities”) due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each Trust I Preferred Security will be payable at an annual rate equal to 5.6% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.6% with a ceiling rate of 12.5%. The Trust I Preferred Securities are fully and unconditionally guaranteed by EuroBancshares, which was a wholly owned subsidiary of Eurobank in 2001. Following the issuance of the Trust I Preferred Securities, EuroBancshares issued $25.8 milli on of floating rate Junior Subordinated Deferrable Interest Debentures (the “2001 Debentures”) to Trust I due in 2031. The terms of the 2001 Debentures, which comprise substantially all of the assets of Trust I, are equal to the terms of the capital securities issued by Trust I. These trust preferred securities are conditionally guaranteed by EuroBancshares. Eurobank subsequently issued an unsecured promissory note to us for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series I due in 2031.

Capital Resources and Capital Adequacy Requirements

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 capital includes common stockholders’ equity our Series A Preferred Stock, our junior subordinated debentures (subject to certain limitations) less goodwill. Total capital represents Tier 1 plus the allowance for loan and lease losses (subject to certain limits).

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings and capital derived from the issuance of the 2001 and 2002 Debentures. Specifically, in 2001 and 2002 we raised $20.9 million in regulatory tier 1 capital and $24.1 million supplemental capital (regulatory tier 2 capital) through the issuance of the Debentures. As of June 30, 2004 and December 31, 2003, total stockholders’ equity was $98.1 million and $65.1 million, respectively. Increases in stockholders’ equity during this period are attributable primarily to the above-mentioned transactions internally generated operating income and stock option exercises.

On May 3, 2004, we acquired all of the capital stock of BankTrust for approximately $23.4 million for which we issued 683,304 common shares (valued at $8.13 per share) and 433,337 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at December 31, 2003 amounted to approximately $567 million. The BankTrust acquisition is consistent with our growth strategy.

On June 21, 2004, our board of directors authorized a two-for-one common stock split in the form of a stock dividend. The stock dividend was distributed on July 15, 2004 to stockholders of record on July 1, 2004. All share data and earnings per share data in these financial statements give effect to the stock split, applied retroactively, to all periods.

On August 11, 2004, we completed an initial public offering in which we and certain of our stockholders sold 3,894,988 shares of commons tock, plus an additional 584,248 shares in connection with the exercise of the underwriters’ over-allotment option, at the initial offering price of $14.00 per share. Total proceeds received from the offering, after deducting offering expenses, including underwriting discounts and commissions, were approximately $51.6 million.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of June 30, 2004, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequecy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$152,611	10.14%	$	> 120,458	> 8.00%	N/A
Eurobank.	152,050	10.10		> 120,492	> 8.00	> 150,615	> 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	118,090	7.84		> 60,229	> 4.00	N/A
Eurobank	113,223	7.52		> 60,246	> 4.00	> 90,369	> 6.00
Leverage (to average assets)
EuroBancshares, Inc	118,090	6.58		> 71,747	> 4.00	N/A
Eurobank	113,223	6.31		> 71,766	> 4.00	> 89,708	> 5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$117,934	11.60%	$	> 81,308	> 8.00%	N/A
Eurobank	117,614	11.57		> 81,315	> 8.00	> 101,643	> 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	84,400	8.30		> 40,654	> 4.00	N/A
Eurobank	75,638	7.44		> 40,657	> 4.00	> 60,986	> 6.00
Leverage (to average assets)
EuroBancshares, Inc	84,400	6.76		> 49,958	> 4.00	N/A
Eurobank	75,638	6.06		> 49,958	> 4.00	> 50,822	> 5.00

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available-for-sale. Our liquid assets at June 30, 2004 and December 31, 2003 totaled approximately $154.4 million and $144.0 million, respectively. Our liquidity level measured as a percentage of net cash, short-term and marketable assets to net deposits and short-term liabilities was 11.6% and 15.2% as of June 30, 2004 and December 31, 2003, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. To participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the FDIC. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target liquidity ratio established in our Liquidity Policy of liquid assets as a percentage of net deposits and short-term liabilities is 10.0%. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $285.5 million at June 30, 2004, subject to acceptable unpledged marketable securities available-for-sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $7.0 million at June 30, 2004.

During first half of 2004, asset growth was funded with growth in deposits and borrowings. The deposit growth was distributed as follows as of June 30, 2004: $57.1 million in demand deposits; $32.9 million in savings accounts; $332.0 million in time deposits of which $280.6 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $135.0 million.

As of December 31, 2003, deposit growth was distributed as follows: $19.3 million in demand deposits; $83.6 million in savings accounts; $29.1 million in time deposits of which $13.5 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $143.4 million. During 2003, cash inflows from operating activities exceeded cash outflows by $7.2 million.

Our net cash outflows from investment activities for the six months ended June 30, 2004 and for the year 2003 were $99.2 million and $143.1 million, respectively. The higher net investing cash outflows experienced in 2003 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the six months ended June 30, 2004 and the year 2003 were $78.6 million and $154.3 million, respectively. During the first six months of 2004 and in 2003, the net financing cash inflows were primarily provided by deposit and repurchase agreements growth.

Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2004, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2004 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At June 30, 2004, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $250,000, or 0.42% lower than the net interest income in the rates unchanged scenario, and $751,000, or 1.25%, lower than the net interest income in the rates unchanged scenario at the June 30, 2004 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At June 30, 2004, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $1.088 billion, or 1.81%, higher than the net interest income in the rates unchanged scenario, and $2.151 billion, or 3.58%, higher than the net interest income in the rate unchanged scenario at the June 30, 2004 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2004:

	Change in Future Net Interest Income
	At June 30, 2004
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$2,151	3.58%
+100 basis points over one year	$1,088	1.81%
-100 basis points over one year	$(250)	(0.42)%
-200 basis points over one year	$(751)	(1.25)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2004 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)

Assets:
Short-term investments and federal funds sold	$44,791	$—	$—	$—	$—	$—	$44,791
Investment securities and FHLB/ Federal Reserve Bank stock	—	43,650	23,999	180,863	222,380	—	470,892
Loans	—	727,401	65,151	256,546	288,456	—	1,337,554
Fixed and other assets	—	1,518	—	—	—	74,591	76,109
Total assets	$44,791	$772,569	$89,150	$437,409	$510,836	$74,591	$1,929,346

As of June 30, 2004 Volumes Subject to Repricing Within
0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
(Dollars in thousands)

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	57,669	—	—	311,626	132,637	501,932
Certificates of deposit	—	340,520	138,514	277,013	152,112	—	908,159
Borrowed funds	—	240,209	13,390	78,819	68,800	—	401,218
Other liabilities	—	—	—	—	—	17,985	17,985
Stockholders’ equity	—	—	—	—	—	100,052	100,052
Total liabilities and stockholders’ equity	$—	$638,398	$151,904	$355,832	$532,538	$250,674	$1,929,346
Period gap	$44,791	$134,171	$(62,754)	$81,577	$(21,701)
Cumulative gap	$44,791	$178,962	$116,208	$197,785	$176,084
Period gap to total assets	2.32%	6.95%	(3.25)%	4.23%	(1.12)%
Cumulative gap to total assets	2.32	9.28	6.02	10.25	9.13
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	128.03	114.70	117.26	110.49

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, we focus more on earnings at risk simulation modeling than on gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Finally, we also monitor core funding utilization in each interest rate scenario as well as market value of equity. These measures are used to evaluate long-term interest rate risk beyond the two-year planning horizon.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2004
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$2,500	$8,200	$—	$—
Junior subordinated debenture	—	—	—	46,393
Operating leases	2,065,437	5,295,233	1,694,828	8,366,895
Total	$2,067,937	$5,303,433	$1,694,828	$8,413,288

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of June 30, 2004 and December 31, 2003, we had commitments to extend credit of $228.8 million and $157.7 million, respectively. These commitments included standby letters of credit of $9.8 and $2.7 million, for June 30, 2004 and December 31, 2003, respectively, and commercial letters of credit of $3.0 million and $977,000 for the same periods. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2003 and June 30, 2004, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off-balance sheet arrangements, see “Note 24 — Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company elected adopt SOP 03-3 for the year ending December 31, 2005. The impact of the new accounting pronouncement cannot be reasonably estimated as it is related to future loan acquisitions.

In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105, which did not have an impact on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1 - determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 - evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above-used to determine other-than-temporary impairment should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The EITF is presently evaluating deferral of certain provisions of this pronouncement. The Company is monitoring and evaluating the application of Issue 03-01 on its financial position and result of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

                The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the six-month period ended on June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Acquisition of BankTrust

On May 3, 2004, we acquired all of the capital stock of BankTrust, a Puerto Rico chartered commercial bank, through the merger of BankTrust with and into Eurobank. The aggregate purchase price was $23.4 million, and consisted of the issuance of 683,304 shares of our common stock, 433,337 shares of our Perpetual Noncumulative Preferred Stock, Series A and $6.5 million in cash. We valued the shares of our common stock issued in connection with the BankTrust acquisition at $8.13 based on a valuation performed by our independent financial advisor, Feldman Financial Advisors, Inc. We valued our Series A Preferred Stock issued in connection with the BankTrust acquisition at $25.00 per share, which is the amount of its liquidation preference. The issuance of shares of our common stock and Series A Preferred Stock was made in reliance upon the exemption from compliance with the registration requirements contained in Section 3(a)(11) of the Securities Act of 1933, or the Securities Act, and Section 882(b)(11) of the Puerto Rico Securities Act.

Private Placement

On May 12, 2004, we completed a private placement of our common stock pursuant to which we issued 733,316 shares of our common stock at a price of $8.13 to our common stockholders and to holders of options to purchase our common stock who were not otherwise stockholders. Under the terms of the private placement, each of our existing stockholders had the right to subscribe to purchase one share of our common stock, at a price of $8.13 per share, for every 5.975 shares of our common stock that he or she owned. In addition, each holder of options to purchase our common stock who did not already own shares of our common stock was granted the right to purchase, at a price of $8.13 per share, one share of our common stock for every four shares of our common stock into which the optionholder's options would be exercisable. Each of the common stockholders and optionholders also had the right to subscribe for additional shares of common stock that were not subscribed for by other current stockholders and optionholders pursuant to their basic subscription right. The offering was made in reliance upon the exemption from compliance with the registration requirements contained in Section 3(a)(11) of the Securities Act of 1933, or the Securities Act, and Section 882(b)(11) of the Puerto Rico Securities Act. This offering was oversubscribed; however, we only accepted subscriptions for the minimum amount we needed to fund the cash portion of the BankTrust purchase price. The net proceeds received from the private placement of our common stock were $6.0 million.

Stock Split

On June 21, 2004, our Board of Directors authorized a two-for-one common stock split in the form of a stock dividend. The dividend was distributed on July 15, 2004 to stockholders of record on July 1, 2004. All share and per share data included in this Quarterly Report on Form 10-Q has been adjusted to reflect the stock split.

Initial Public Offering

On August 11, 2004, we completed our initial public offering of 3,894,988 shares of our common stock, $0.01 par value. On September 15, 2004, we completed our initial public offering with respect to an additional 584,248 shares pursuant to an underwriters overallotment. The shares of our common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, No. 333-115510, that was declared effective by the Securities and Exchange Commission on August 11, 2004. On August 11, 2004, our common stock commenced trading on the Nasdaq National Market under the symbol “EUBK.” The managing underwriters in the offering were Keefe, Bruyette & Woods, UBS Investment Bank and Brean Murray & Co., Inc. All 4,479,236 shares of our common stock registered under our Registration Statement were sold at a price of $14.00 per share.

We issued and sold 3,967,500 of the aggregate 4,479,236 shares sold in the offering. The aggregate price of the shares registered and sold by us was $55.5 million. In connection with the offering, we paid an aggregate of approximately $3.9 million in underwriting discounts and commissions to the underwriters and paid other estimated expenses of approximately $1.4 million. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $50.2 million. We have invested the net proceeds from the offering in United States government securities and other short-term, investment-grade, interest-bearing instruments which have been classified as cash equivalents on the consolidated balance sheet.

Certain of our stockholders issued and sold the remaining 511,736 of the aggregate 4,479,236 shares sold in the offering. The aggregate price of the shares registered and sold by the selling stockholders was $7.2 million. The selling stockholders paid an aggregate of approximately $501,501 in underwriting discounts and commissions to the underwriters in connection with the offering. After deducting the underwriting discounts and commissions described above, the selling stockholders received net proceeds from the offering of approximately $6.7 million.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of EuroBancshares, Inc. †
3.2	Amended and Restated Bylaws of EuroBancshares, Inc. †
4.1	Specimen stock certificate representing EuroBancshares, Inc. Common Stock. †
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference from EuroBancshares, Inc.’s Amended Registration Statement on Form S-1 filed August 9, 2004 (Registration No. 333-115510).

b.    Reports on Form 8-K

No reports of Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: September 27, 2004	By: /s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: September 27, 2004	By: /s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer

