Form 10-Q
period 2004-09-30
EUROBANCSHARES INC
filed 2004-11-15
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes [_] No [X]

The number of shares outstanding of the issuer’s Common Stock as of November 15, 2004, was 19,498,534 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30,	December 31,
Assets	2004	2003
Cash and due from banks	$22,300,453	$22,522,342
Interest-bearing deposits	12,129,713	19,324,216
Securities purchased under agreements to resell	20,511,492	20,483,736
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	404,980,076	213,355,417
Other securities available for sale	97,702,237	111,582,625
Other investments	7,963,650	3,342,100
Loans held for sale	1,724,239	6,846,330
Loans, net of allowance for loan and lease losses of $20,185,781 in 2004 and $9,393,943 in 2003	1,344,466,859	883,151,891
Accrued interest receivable	10,825,172	6,792,687
Customers’ liability on acceptances	609,249	558,085
Premises and equipment, net	11,095,363	10,531,353
Other assets	35,014,565	22,443,283
Total assets	$1,969,323,068	$1,320,934,065

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$135,572,821	$104,757,697
Interest bearing	1,245,571,707	879,791,433
Total deposits	1,381,144,528	984,549,130
Securities sold under agreements to repurchase	363,373,000	207,523,000
Acceptances outstanding	609,249	558,085
Notes payable to Federal Home Loan Bank	9,800,000	10,700,000
Notes payable to Statutory Trusts	46,393,000	46,393,000
Accrued interest payable	5,969,455	2,868,130
Accrued expenses and other liabilities	9,143,796	3,267,464
	1,816,433,028	1,255,858,809
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2004	4,305	—
Capital paid in excess of par value	10,759,120	—
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 19,498,534 and 13,947,396 shares in 2004 and 2003, respectively	194,985	69,737
Capital paid in excess of par value	105,299,380	42,943,014
Retained earnings:
Reserve fund	3,976,799	2,348,598
Undivided profits	35,174,959	20,521,151
Accumulated other comprehensive loss	(2,519,508)	(807,244)
Total stockholders’ equity	152,890,040	65,075,256
Total liabilities and stockholders’ equity	$1,969,323,068	$1,320,934,065

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
For the three and nine month periods ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$25,211,842	$16,692,166	$64,653,512	$48,143,379
Securities available for sale	3,174,822	1,352,227	7,947,583	4,183,743
Interest-bearing deposits, securities purchased under agreements to resell, and other	179,034	69,153	390,793	453,276
Total interest income	28,565,698	18,113,546	72,991,888	52,780,398
Interest expense:
Deposits	8,930,471	6,921,774	24,242,171	20,525,472
Securities sold under agreements to repurchase, notes payable, and other	2,134,429	1,051,151	5,067,819	3,346,640
Total interest expense	11,064,900	7,972,925	29,309,990	23,872,112
Net interest income	17,500,798	10,140,621	43,681,898	28,908,286
Provision for loan and lease losses	1,875,000	1,450,000	5,850,000	5,121,000
Net interest income after provision for loan and lease losses	15,625,798	8,690,621	37,831,898	23,787,286
Noninterest income:
Service charges - fees and other	2,038,206	1,227,963	5,745,800	3,681,707
Net gain (loss) on sale of other real estate owned, repossessed assets, and on disposition of other assets	93,572	(85,514)	(335,057)	(372,135)
Gain on sale of loans	209,716	689,390	278,235	2,885,840
Total noninterest income	2,341,494	1,831,839	5,688,978	6,195,412
Noninterest expense:
Salaries and employee benefits	5,214,982	3,636,966	14,010,937	11,227,442
Occupancy	1,820,596	1,523,940	5,014,245	4,416,598
Professional services	558,046	326,141	1,278,092	1,000,187
Insurance	120,984	154,574	451,941	484,357
Promotional	115,274	127,559	386,695	385,126
Other	1,956,294	1,301,107	4,858,033	3,205,781
Total noninterest expense	9,786,176	7,070,287	25,999,943	20,719,491
Income before income taxes and extraordinary item	8,181,116	3,452,173	17,520,933	9,263,207
Provision for income taxes	2,804,423	1,001,042	5,343,549	2,964,630
Income before extraordinary item	5,376,693	2,451,131	12,177,384	6,298,577
Extraordinary gain on acquisition of BankTrust	—	—	4,414,220	—
Net income	$5,376,693	$2,451,131	$16,591,604	$6,298,577
Earnings per share:
Basic:
Income before extraordinary item	$0.30	$0.18	$0.77	$0.45
Extraordinary item	—	—	0.28	—
Net income	$0.30	$0.18	$1.05	$0.45
Diluted:
Income before extraordinary item	$0.28	$0.18	$0.74	$0.45
Extraordinary item	—	—	0.27	—
Net income	$0.28	$0.18	$1.01	$0.45

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)

For the nine month periods ended September 30, 2004 and 2003

	2004	2003
Preferred stock:
Balance at beginning of period	$—	$—
Issuance of preferred stock	4,305	—
Balance at end of period	4,305	—

Capital paid in excess of par value - preferred stock:
Balance at beginning of period	—	—
Issuance of preferred stock	10,759,120	—
Balance at end of period	10,759,120	—

Common stock:
Balance at beginning of period	69,737	69,397
Issuance of common stock before stock split	7,928	—
Purchase and retirement of common stock	(10)	—
Stock Split	77,655	—
Issuance of common stock after stock split	39,675	—
Balance at end of period	194,985	69,397

Capital paid in excess of par value - common stock:
Balance at beginning of period	42,943,014	42,675,749
Issuance of common stock before stock split	12,290,548	—
Purchase and retirement of common stock	(8,684)	—
Stock Split	(77,655)	—
Issuance of common stock after stock split	50,152,157	—
Balance at end of period	105,299,380	42,675,749

Reserve fund:
Balance at beginning of period	2,348,598	1,299,469
Transfer from undivided profits	1,628,201	629,858
Balance at end of period	3,976,799	1,929,327

Undivided profits:
Balance at beginning of period	20,521,151	11,687,559
Net income	16,591,604	6,298,577
Preferred stock dividends	(309,595)	—
Transfer to reserve fund	(1,628,201)	(629,858)
Balance at end of period	35,174,959	17,356,278

Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of period	(807,244)	1,603,307
Unrealized net loss on investment securities available for sale and cash flow hedges	(1,712,264)	(927,457)
Balance at end of period	(2,519,508)	675,850
Total stockholders’ equity	$152,890,040	$62,706,601

Comprehensive income:
Net income	$16,591,604	$6,298,577
Other comprehensive income (loss), net of tax:
Unrealized net loss on investment securities available for sale and cash flow hedges	(1,712,264)	(927,457)
Comprehensive income	$14,879,340	$5,371,120

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine month periods ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$16,591,604	$6,298,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,233,046	1,053,741
Provision for loan losses	5,850,000	5,121,000
Deferred tax provision	2,011,837	81,614
Extraordinary item	(4,414,220)	—
Gain on sale of loans	(278,235)	(2,885,840)
Loss on sale of foreclosed and other assets	307,277	480,676
Premium amortization on securities, net	4,879,004	1,899,053
Decrease in deferred loan costs	(1,428,776)	(1,412,564)
Origination of loans held for sale	(17,699,365)	(59,217,122)
Proceeds from sale of loans held for sale	23,099,691	56,135,072
Decrease in accrued interest receivable	(1,919,787)	(1,018,534)
Net increase in other assets	(2,550,416)	(2,424,907)
Increase in accrued interest payable, accrued expenses, and other liabilities	7,686,806	1,392,584
Net cash provided by operating activities	33,368,466	5,503,349

Cash flows from investing activities:
Net decrease in securities purchased under agreements to resell and federal funds sold	23,084,031	24,431,850
Net decrease (increase) in interest-bearing deposits	10,465,880	(28,262)
Purchases of investment securities available for sale	(230,271,301)	(219,904,709)
Proceeds from principal payments and maturities of investment securities available for sale	103,675,347	132,342,117
Purchases of investment securities held to maturity	(7,800,300)	(1,554,700)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	3,176,500	2,009,100
Proceeds from sale of loans	—	30,000,011
Net increase in loans	(129,460,886)	(125,263,478)
Capital expenditures	(1,797,056)	(2,189,187)
Cash and due from banks received in the acquisition of BankTrust, net	71,134,806	—
Net cash used in investing activities	(157,792,979)	(160,157,257)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,960,068)	132,283,507
Increase in securities sold under agreements to repurchase	135,850,000	31,058,563
Repayment of notes payable	(66,638,000)	(5,350,000)
Net proceeds from issuance of common stock	56,950,692	—
Net cash provided by financing activities	124,202,624	157,992,070
Net (decrease) increase in cash and due from banks	(221,889)	3,338,162
Cash and due from banks, beginning of period	22,522,342	17,620,623
Cash and due from banks, end of period	$22,300,453	$20,958,785

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$26,208,665	$24,701,258
Income taxes	226,828	2,379,013
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	13,879,939	13,745,842
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes	1,712,264	927,457
Issuance of Eurobancshares preferred stock in the acquisition of BankTrust	10,763,425	—
Issuance of Eurobancshares common stock in the acquisition of BankTrust	5,551,845	—

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the quarter and nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Acquisition

On May 3, 2004, the Company acquired all of the capital stock of The Bank & Trust Company of Puerto Rico (BankTrust) for approximately $23.4 million for which the Company issued 683,304 common shares (valued at $8.13 per share) and 430,537 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at December 31, 2003 amounted to approximately $567 million. The BankTrust acquisition is consistent with the Company’s growth strategy.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the acquisition of BankTrust, on May 12, 2004, the Company issued 733,316 shares of common stock to its common stockholders and to holders of options to purchase its common stock who were not otherwise stockholders, through a private placement offering. The net proceeds received by the Company from the private placement of its common stock were $5,958,193.

The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations. The Company’s unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003, assuming BankTrust had been acquired as of January 1, 2004, are as follows:

	Nine Months Ended September 30
	2004	2003
Interest income	$85,042	83,185
Income (loss) before extraordinary item	(3,987)	9,419
Net income	427	9,419
Earning per share:
Basic:
Net income (loss)	(0.03)	0.61
Diluted:
Net income (loss)	(0.03)	0.61

3.	Recent Accounting Pronouncements

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1-determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 -evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The computation of earnings per share is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income before extraordinary items and preferred stock dividends	$5,376,693	$2,451,131	$12,177,384	$6,298,577
Preferred stock dividend	186,365	—	309,595	—
Income available to common shareholders before extraordinary item	$5,190,328	$2,451,131	$11,867,789	$6,298,577
Extraordinary gain on the acquisition of BankTrust	—	—	4,414,220	—
Income available to common shareholders	$5,190,328	$2,451,131	$16,282,009	$6,298,577

Weighted average number of common shares outstanding applicable to basic EPS	17,533,828	13,879,370	15,525,383	13,879,370
Effect of dilutive securities	699,077	68,379	551,479	68,379

Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	18,232,905	13,947,749	16,076,862	13,947,749
Basic earnings per share:
Income before extraordinary item	$0.30	$0.18	$0.77	$0.45
Extraordinary item	—	—	0.28	—
Net income	$0.30	$0.18	$1.05	$0.45
Diluted earnings per share:
Income before extraordinary item	$0.28	$0.18	$0.74	$0.45
Extraordinary item	—	—	0.27	—
Net income	$0.28	$0.18	$1.01	$0.45

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2004 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$1,508,987	$16,770	$(602)	$1,525,155
One through five years	4,269,513	10,945	(2,504)	4,277,954
More than five years	1,706,459	7,733	—	1,714,192
U.S. corporate notes:
Less than one year	998,865	1,381	—	1,000,246

U.S. treasury obligations:
Less than one year	39,983,047	—	(129,927)	39,853,120
One through five years	44,865,422	—	(103,722)	44,761,700

Federal Home Loan Bank notes:
Less than one year	22,645,751	33,097	(125,984)	22,552,864
One through five years	10,300,950	—	(77,200)	10,223,750

Federal National Mortgage Association notes:
One through five years	7,458,729	17,782	(28,046)	7,448,465

Federal Home Loan Mortgage corporation notes:
One through five years	3,006,087	—	(18,087)	2,988,000

Mortgage-backed securities:
Less than one year	6,868,364	—	(58,374)	6,809,990
More than one year	361,254,330	856,329	(2,583,782)	359,526,877
Total	$504,866,504	$944,037	$(3,128,228)	$502,682,313

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Investment securities available for sale and related contractual maturities as of December 31, 2003 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
One through five years	$4,317,444	48,556	—	4,366,000
More than five years	201,685	7,815	—	209,500

U.S. corporate notes:
Less than one year	2,967,893	26,442	—	2,994,335

U.S. Treasury obligations:
One through five years	84,748,443	367,808	—	85,116,251

Federal Home Loan Bank notes:
Less than one year	1,000,000	6,347	—	1,006,347
One through five years	23,052,150	24,598	—	23,076,748
Five through ten years	5,356,640	12,474	—	5,369,114
Federal National Mortgage

Association notes:
One through five years	7,449,036	21,951	—	7,470,987

Federal Home Loan Mortgage
corporation notes:
One through five years	3,009,060	—	(2,324)	3,006,736

Mortgage-backed securities:
More than one year	193,912,017	400,923	(1,990,916)	192,322,024
Total	$326,014,368	916,914	(1,993,240)	324,938,042

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. treasury and agency securities	$249,317	34,194,114	—	—	249,317	34,194,114
State and municipal obligations	3,106	2,058,350	—	—	3,106	2,058,350
US Treasury obligations	233,649	84,614,820	—	—	233,649	84,614,820
Mortgage-backed securities	2,145,080	210,533,638	497,076	31,772,139	2,642,156	242,305,777
	$2,631,152	331,400,922	497,076	31,772,139	3,128,228	363,173,061

•

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

•

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at September 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
FHLB stock, at cost	$6,577,400	1,953,600
Investment in statutory trusts	1,386,250	1,388,500
Other investments	$7,963,650	3,342,100

7.	Loans

A summary of the Company’s loan portfolio at September 30, 2004 and December 31, 2003 is as follows:

	2004	2003
Commercial and industrial secured by real estate	$414,962,596	299,891,670
Other commercial and industrial	251,417,738	176,854,219
Construction secured by real estate	90,674,019	47,370,068
Other construction	1,636,887	1,135,092
Mortgage	52,852,715	15,941,467
Consumer secured by real estate	1,432,147	1,657,682
Other consumer	78,377,766	26,592,124
Lease financing contracts	462,531,276	315,935,299
Overdrafts	5,851,440	4,235,486
	1,359,736,584	889,613,107
Deferred loan costs, net	6,135,550	4,706,774
Unearned finance charges	(1,219,494)	(1,774,047)
Allowance for loan and lease losses	(20,185,781)	(9,393,943)
Loans, net	$1,344,466,859	883,151,891

The following is a summary of information pertaining to impaired loans at September 30, 2004 and December 31, 2003:

	2004	2003
Impaired loans with related allowance	$18,957,000	7,187,000
Impaired loans that did not require allowance	11,057,000	6,242,000
Total impaired loans	$30,014,000	13,429,000
Allowance for impaired loans	$1,241,000	451,000

No additional funds are committed to be advanced in connection with impaired loans.

As of September 30, 2004 and 2003, loans for which the accrual of interest has been discontinued amounted to $35,013,785 and $17,980,262, respectively. If these loans had been accruing interest, the additional interest income realized would have been $1,364,170, and $1,152,249 for 2004, and 2003, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $3,709,000 as of September 30, 2004, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of September 30, 2004, industrial loans with a principal outstanding balance of approximately $1,555,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine-month periods ended September 30:

	2004	2003
Balance at beginning of year	$9,393,943	6,918,141
Provision for loan losses	5,850,000	5,121,000
Loans charged-off	(7,492,782)	(3,760,023)
Recoveries	1,533,074	806,082
Allowance from the acquisition of BankTrust	10,901,546	—
Balance at end of year	$20,185,781	9,085,200

9.	Other Assets

Other assets at September 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Deferred tax assets, net	$14,819,907	4,010,050
Merchant credit cards items in the process of collection	1,032,935	1,918,965
Auto insurance claims receivable on repossessed vehicles	1,895,597	1,214,016
Accounts receivable	675,008	806,545
Other real estate, net of valuation allowance of $26,341 at September 30, 2004 and $27,525 at December 31, 2003	2,600,401	2,774,124
Other repossessed assets, net of valuation allowance of $1,678,391 at September 30, 2004 and $885,135 at December 31, 2003	4,011,302	3,642,886
Servicing assets, net of amortization of $1,389,708 at September, 30 2004 and $629,483 at December 31, 2003	2,785,440	3,031,297
Prepaid expenses and deposits	5,627,781	3,982,463
Other	1,566,194	1,062,937
	$35,014,565	22,443,283

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the nine month period ended September 30:

	2004	2003
Balance, beginning of year	$885,135	824,473
Provision for losses	748,573	239,510
Allowance from acquisition of BankTrust	601,079	—
Net charge-offs	(556,396)	(266,412)
Balance, end of period	$1,678,391	797,571

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Deposits

Total interest bearing deposits as of September 30, 2004 and December 31, 2003 consisted of the following:

	2004	2003
Savings deposits:
Savings accounts	$270,453,427	230,326,464
NOW and money market accounts	119,734,154	77,019,283
	390,187,581	307,345,747
Time deposits:
Under $100,000	196,583,453	166,232,067
$100,000 and over	658,800,673	406,213,619
	855,384,126	572,445,686
	$1,245,571,707	879,791,433

11.	Notes Payable to FHLB

At September 30, 2004, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range
2004	6.81%	$1,600,000
2006	4.81% to 5.72%	7,000,000
2007	5.20%	1,200,000
		$9,800,000

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the for the nine month periods ended September 30, 2004 and 2003 amounted to approximately $460,000 and $628,000, respectively. These notes are guaranteed by approximately $10,163,000 in securities and $955,000 in mortgage loans as of September 30, 2004.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2004, the Company had the following derivative financial instruments outstanding (none at December 31, 2003):

	Notional
	amount	Fair value
Cash-flow hedges:
Interest rate swaps	$62,500,000	146,266
Fair-value hedges:
Interest rate swaps	50,227,000	(978,860)
	$112,727,000	(832,594)

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Interest expense on notes payable to statutory trusts amounted to approximately $1,627,000, and $1,137,000 for the periods ended September 30, 2004, and 2003, respectively.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Stock Transactions

During the nine month period ended September 30, 2004, the Company issued 165,250 of the common stock shares at $4.59 per share through stock options exercised.

The Company also issued 3,700 common shares valued at $8.13 per share through restricted stock grants to some employees.

The Company also issued 683,304 common shares valued at $8.13 per share and 430,537 shares of perpetual noncumulative preferred stock Series A as a result of the acquisition of The Bank & Trust of Puerto Rico.

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

On July 15, 2004, the Company purchased and retired approximately 1,932 shares of its outstanding common stock, $0.01 par value, at a price of $4.50 per share.

On August 11, 2004, the Company completed an initial public offering in which the Company sold 3,450,000 shares of common stock, plus an additional 517,500 shares in connection with the exercise of the underwriters’ over allotment option, at the initial offering price of $14.00 per share. Total proceeds received from the offering, after deducting offering expenses, including underwriting discounts and commissions, were approximately $50.1 million.

16.	Stock Option Plan

During 2002, the board of directors approved the stock option plan (the Plan), which was ratified at a special meeting of stockholders. Under the Plan, 1,500,000 shares of authorized common stock of the Company were reserved for issuance under the Plan. The Plan also includes unexercised options granted under a previous stock option plan.

All officers and directors of EuroBancshares are eligible under the Plan, provided, however, that stock options are not be exercisable by an optionee who is the owner of 5% or more of the issued and outstanding shares of the Company or in exercising the stock options would become the owner of 5% or more of the issued and outstanding shares of the Company, unless the optionee obtains the approvals required from the appropriate regulatory agencies to hold shares in excess of such percent. Any eligible person may hold more than one option at a time.

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options and generally, to determine the terms and conditions of such options in accordance with the provisions of the Plan. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the nine-month periods ended September 30, 2004 and 2003.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of stock options under the Plan at September 30, 2004 and 2003, and changes during the nine-month period then ended is presented in the table below:

	2004		2003
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Options outstanding at January 1	1,122,114	$4.50	616,140	$3.97
Granted	200,000	8.13	574,000	5.00
Exercised	(165,250)	4.59	—	—
Options outstanding and exercisable at September 30	1,156,864	$5.11	1,190,140	$4.47

The following is a summary of outstanding and exercisable options under the Plan at September 30, 2004:

	Options
	Outstanding
Year Granted	and Exercisable	Exercise price	Exercisable Date	Expiration Date
1999	5,552	$3.33	December 30, 1999	December 30, 2004
2001	210,000	3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income available to common stockholders	$5,190,328	$2,451,131	$16,282,009	$6,298,577
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	—	—	(364,421)	(270,832)
Pro forma net income	$5,190,328	$2,451,131	$15,917,588	$6,027,745
Earnings per share:
Basic - before extraordinary income as reported	$0.30	$0.18	$0.77	$0.45
Basic - net income as reported	0.30	0.18	1.05	0.45
Basic - before extraordinary income pro forma	0.30	0.18	0.74	0.43
Basic - net income pro forma	0.30	0.18	1.03	0.43
Diluted - before extraordinary income as reported	0.28	0.18	0.74	0.45
Diluted - net income as reported	0.28	0.18	1.01	0.45
Diluted - before extraordinary income pro forma	0.28	0.18	0.72	0.43
Diluted - net income pro forma	0.28	0.18	0.99	0.43

17.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (leverage) (as defined). Management believes, as of September 30, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2004 are also presented in the table.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2004 required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total capital (to risk- weighted assets):
Consolidated	$121,770	>8.00%	$212,831	>13.98%	N/A
Eurobank	121,825	>8.00%	161,832	>10.64%	>10.00%

Tier I capital (to risk- weighted assets):
Consolidated	60,885	>4.00%	193,804	>12.73%	N/A
Eurobank	60,913	>4.00%	122,797	>8.06%	>6.00%
Tier I capital (to average assets):
Consolidated	78,504	>4.00%	193,804	>9.87%	N/A
Eurobank	78,448	>4.00%	122,797	>6.26%	>5.00%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the nine months ended September 30, 2004 and 2003. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of September 30, 2004, we had, on a consolidated basis, total assets of $2.0 billion, net loans and leases of $1.3 billion, total deposits of $1.4 billion, and stockholders’ equity of $152.9 million. We currently operate through a network of 21 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico with $550.4 million in total assets as of March 31, 2004.

We were incorporated on November 21, 2001 and became the parent bank holding company for Eurobank on July 1, 2002. Our consolidated financial statements include the results of operations of our wholly owned subsidiaries. Additionally, Eurobank Statutory Trust I and Eurobank Statutory Trust II are special purpose vehicles that were used to issue the trust preferred securities. It should be noted, however, that in December 2003, the FASB issued a revision to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, that required the deconsolidation of certain “variable interest entities,” such as our statutory trust subsidiaries that issued the trust preferred securities. Effective December 31, 2003, we adopted the provisions of FIN No. 46R, requiring the deconsolidation of these trusts. As a result, our statutory trusts are no longer consolidated with us or Eurobank. Commencing on December 31, 2003, we refer to the trust preferred securities we issued through Eurobank Statutory Trust I and Eurobank Statutory Trust II as “Notes Payable to Statutory Trusts” instead of trust preferred securities, as we had prior to that date.

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

We completed our initial public offering in August 2004 in which we and certain of our stockholders sold 3,894,988 shares of our common stock at the initial offering price of $14.00 per share. In September 2004, we and certain of our stockholders sold an additional 584,248 shares in connection with the exercise of the underwriters’ over-allotment option, also at the initial offering price of $14.00 per share. The net proceeds that we received from the offering plus the exercise of the underwriters’ over-allotment option, after deducting offering expenses, including underwriting discounts and commissions, were approximately $50.1 million.

Key Performance Indicators at September 30, 2004

We believe the following were key indicators of our performance and results of operations through the third quarter of 2004:

●	our total assets grew to $2.0 billion at the end of the third quarter of 2004, representing an increase of 49.09%, from $1.3 billion at the end of 2003;

●	our total loans grew to $1.3 billion at the end of the third quarter of 2004, representing an increase of 51.26%, from $890.0 million at the end of 2003;

●	our total deposits grew to $1.4 billion at the end of the third quarter of 2004, representing an increase of 40.28%, from $984.5 million at the end of 2003;

●	our total revenue grew to $19.8 million in the third quarter of 2004, representing an increase of 65.73%, from $12.0 million in the same period of 2003; and

●	our net income grew to $5.4 million in the third quarter of 2004, representing an increase of 119.36%, from $2.5 million in the same period of 2003.

These items, as well as other factors, contributed to the increase in net income for the third quarter of 2004 to $5.4 million from $2.5 million for the same period in 2003, or $0.28 per common share as compared to $0.18 per common share for the same period in 2003, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery takes place. The allowance for loan and lease losses amounted to $20.2 million and $9.1 million as of September 30, 2004 and September 30, 2003, respectively. Losses charged to the allowance amounted to $7.5 million for the nine months ended September 30, 2004 compared to $3.8 million for the same period in 2003. Recoveries were credited to the allowance in the amounts of $1.5 million and $806,000 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $43.3 million, $26.8 million and $28.8 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2003, were as follows: prepayment rate of 5.50%; weighted average live (in years) of 3.90 to 4.03; and a discount rate of 9.35% to 9.95%. Impairment analyses were performed in December 2003 and January 2004 by an independent third party and it was determined that there was no impairment on the servicing assets recorded. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $2.8 million, $3.0 million and $2.0 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and repossessed assets is made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $2.6 million, $2.8 million, and $2.0 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Other repossessed assets amounted to $4.0 million, $3.6 million and $5.1 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Results of Operations as of and for the Nine Months Ended September 30, 2004 and 2003

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

Net interest income increased by 72.58%, or $7.4 million, to $17.5 million in the third quarter from $10.1 million in the same period of 2003. Our net interest margin and net interest spread also increased to 3.84% and 3.55% from 3.81% and 3.48%, respectively. These increases resulted from the combined effect on net increases in volumes and rates, respectively.

Net interest income increased by 51.10%, or $14.8 million, to $43.7 million in the first nine months of 2004 from $28.9 million in the same period of 2003. This increase resulted from the net effect of higher volumes of interest-earning assets and interest-bearing liabilities and lower yields and costs of funds for corresponding periods. As a result, our net interest margin and net interest spread decreased from 3.80% and 3.47% to 3.72% and 3.44%, respectively, for the nine months period ended on September 30, 2003 and 2004.

Total interest income increased by 57.71% and 38.29% to $28.6 million and $73.0 million, respectively, for the third quarter and first nine months of 2004, as compared to $18.1 million and $52.8 million, respectively, for the same periods in 2003. These increases, which resulted primarily from increases in average interest-earning assets, were despite the reduced yield experienced during the nine months ended September 30, 2004. Our average interest-earning assets increased by $778.2 million (70.91%) and $569.7 million (54.51%), to $1.9 billion and $1.6 billion, respectively, in the third quarter and first nine months of 2004, as compared to $1.1 billion and $1.0 billion, respectively, for the same periods in the prior year. Average net loans increased by $479.6 million (56.65%) and $329.3 million (40.24%), to $1.3 billion and $1.1 billion, respectively, in the third quarter and first nine months of 2004, as compared to $846.5 million and $818.2 million, respectively, for the same periods in the prior year. During the nine month period ended September 30, 2004 we benefited from the higher average balances of loans, the assets acquired in the BankTrust acquisition, and the higher interest rate environment, particularly in the last quarter.

Total interest expense increased by 38.80% to $11.1 million and 22.78% to $29.3 million, respectively, in the third quarter and first nine months of 2004, compared to $8.0 million and $23.9 million, respectively, in the same periods of 2003. These increases resulted from the net effect of higher volumes of interest-bearing liabilities and the lower cost of funds that we experienced in 2004. The average interest rate we paid for interest-bearing deposits for the third quarter and first nine months of 2004 was down to 2.84% and 2.86%, respectively, from 3.36% and 3.50% for same periods in 2003. Average interest-bearing liabilities increased by 70.42% to $1.7 billion and 54.56% to $1.5 billion, respectively, in the third quarter and first nine months of 2004, compared to $987.7 million and $944.1 million, respectively, in the same periods of 2003. These increases resulted from organic growth as well as from the acquisition of BankTrust in May 2004.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and stockholders’ equity, in addition to the major components of net interest income and our net interest margin. Net loans and leases shown on these tables include nonaccrual loans although interest accrued but not collected on these loans is placed in nonaccrual status and reversed against interest income.

	For the Quarter Ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,326,080	$25,212	7.62%	$846,509	$16,692	7.91%
Securities of U.S. government agencies	470,480	2,930	3.53	202,472	1,118	3.09
Other investment securities	17,465	161	5.00	16,641	187	6.91
Puerto Rico government obligations	8,348	84	6.57	4,647	46	6.18
Securities purchased under agreements to resell and federal funds sold	30,524	113	1.69	16,525	41	1.02
Interest-earning deposits	22,729	66	1.16	10,664	29	1.09
Total interest-earning assets	$1,875,626	$28,566	6.39%	$1,097,458	$18,113	6.84%
Total noninterest-earning assets	75,289			53,479
TOTAL ASSETS	$1,950,915			$1,150,937

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$67,619	$350	2.10%	$52,126	$344	2.65%
NOW deposits	47,859	220	1.84	26,464	143	2.17
Savings deposits	264,991	1,486	2.24	205,881	1,485	2.89
Time certificates of deposit in denominations of $100,000 or more	701,851	5,363	3.26	403,712	3,632	3.81
Other time deposits	206,727	1,512	2.93	164,345	1,318	3.21
Other borrowings	394,195	2,134	2.69	135,182	1,050	3.40
Total interest-bearing liabilities	$1,683,242	$11,065	2.84%	$987,710	$7,972	3.36%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	123,443			94,827
Other liabilities	20,975			8,385
Total noninterest-bearing liabilities	144,418			103,212
STOCKHOLDERS’ EQUITY	123,255			60,015
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,950,915			$1,150,937
Net interest income(3)		$17,501			$10,141
Net interest spread(4)			3.55%			3.48%
Net interest margin(5)			3.84%			3.81%

______________
(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.
(2)

Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $2.3 million and $2.0 million for the quarters ended September 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Net interest income on a tax equivalent basis was $18.0 million and $10.5 million for the quarters ended September 30, 2004 and 2003, respectively.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.
(5)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,147,495	$64,654	7.53%	$818,215	$48,143	7.87%
Securities of U.S. government agencies	400,088	7,418	3.44	155,627	3,478	4.13
Other investment securities	13,288	317	4.25	16,791	560	6.18
Puerto Rico government obligations	6,879	212	6.45	4,712	145	5.92
Securities purchased under agreements to resell and federal funds sold	32,663	278	1.20	26,693	238	1.21
Interest-earning deposits	14,406	113	1.05	23,078	216	1.25
Total interest-earning assets	$1,614,819	$72,992	6.30%	$1,045,116	$52,780	6.97%
Total noninterest-earning assets	70,545			56,733
TOTAL ASSETS	$1,685,364			$1,101,849

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$59,186	$958	2.19%	$46,703	$984	2.82%
NOW deposits	38,746	516	1.78	25,790	448	2.33
Savings deposits	258,747	4,676	2.41	189,118	4,304	3.04
Time certificates of deposit in denominations of $100,000 or more	576,377	13,895	3.43	388,008	10,810	3.91
Other time deposits	191,792	4,197	2.92	160,405	3,979	3.31
Other borrowings	334,398	5,068	2.44	134,084	3,346	3.65
Total interest-bearing liabilities	$1,459,246	$29,310	2.86%	$944,108	$23,871	3.50%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	113,798			90,227
Other liabilities	19,559			8,655
Total noninterest-bearing liabilities	133,357			98,882
STOCKHOLDERS’ EQUITY	92,761			58,859
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,685,364			$1,101,849
Net interest income(3)		$43,682			$28,909
Net interest spread(4)			3.44%			3.47%
Net interest margin(5)			3.72%			3.80%

____________
(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.
(2)

Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $6.3 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Net interest income on a tax equivalent basis was $45.0 million and $29.8 million for the nine months ended September 30, 2004 and 2003, respectively.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.
(5)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2004 Over 2003 Increases/(Decreases) Due to Change in			Nine Months Ended September 30, 2004 Over 2003 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$9,456	$(936)	$8,520	$19,375	$(2,864)	$16,511
Securities of U.S. government agencies	1,480	332	1,812	5,463	(1,523)	3,940
Other investment securities	9	(35)	(26)	(117)	(126)	(243)
Puerto Rico government obligations	37	1	38	67	-	67
Securities purchased under agreements to resell and federal funds sold	35	37	72	53	(13)	40
Interest-earning deposits	33	4	37	(81)	(22)	(103)
Total interest-earning assets	$11,050	$(597)	$10,453	$24,760	$(4,548)	$20,212

INTEREST PAID ON:
Money market deposits	$102	$(96)	$6	$263	$(289)	$(26)
NOW deposits	116	(39)	77	225	(157)	68
Savings deposits	426	(425)	1	1,585	(1,213)	372
Time certificates of deposit in denominations of $100,000 or more	2,682	(951)	1,731	5,248	(2,163)	3,085
Other time deposits	340	(146)	194	779	(561)	218
Other borrowings	2,012	(928)	1,084	4,999	(3,277)	1,722
Total interest-bearing liabilities	$5,678	$(2,585)	$3,093	$13,099	$(7,660)	$5,439
Net interest income	$5,372	$1,988	$7,360	$11,661	$3,112	$14,773

(1)

Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $6.3 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the third quarter and first nine months of 2004, our provision for loan and lease losses increased to $1.9 million and $5.9 million, respectively, from $1.5 million and $5.1 million for the same periods in 2003. These increases in our provision resulted mainly from higher levels of loans combined with an increase in our net charge-offs to $1.1 million and $6.0 million for the third quarter and first nine months of 2004, as compared to $636,000 and $3.0 million for the same periods in 2003. Nonperforming loans and leases to total loans and leases decreased from 3.32% as of September 30, 2003 to 3.17% as of September 30, 2004. For more detail on net charge-offs please refer to the Allowance for Loan and Lease Losses section herein.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,038	87.0%	$1,228	67.0%
Gain on sale of loans and leases, net	210	9.0	689	37.6
Gain (loss) on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	93	4.0	(85)	(4.6)
Total noninterest income	$2,341	100.0%	$1,832	100.0%

	Nine Months Ended September 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$5,746	101.0%	$3,681	59.4%
Gain on sale of loans and leases, net	278	4.9	2,886	46.6
Loss on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(335)	(5.9)	(372)	(6.0)
Total noninterest income	$5,689	100.0%	$6,195	100.0%

Our total noninterest income for the third quarter and first nine months of 2004 was $2.3 million and $5.7 million, respectively, representing a 27.78% increase and 8.17% decrease from $1.8 million and $6.2 million for the same periods in 2003. Noninterest income represented approximately 0.34% and 0.56% of average assets as of September 30, 2004 and 2003, respectively.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 87.1% and 67.0% of total noninterest income for the third quarter of September 30, 2004 and 2003, respectively. This income source increased from $1.2 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004 and from $3.7 million for the first nine months of 2003 to $5.8 million for the first nine months of 2004. These increases were primarily due to an increase in our number of transactional and savings accounts.

Gain on the sale of loans and leases was the second largest source of noninterest income during the third quarter of 2004 and 2003, respectively. For the third quarter and first nine months of 2004, gain on sale of loans and leases was $210,000 and $278,000, as compared to $689,000 and $2.9 million for the same periods in 2003. This source of noninterest income is derived primarily from the sale of lease financing contracts and mortgage loans. During third quarter and first nine months of 2004 and 2003, we sold loans carrying values of $7.1 million and $23.0 million, as compared to $42.8 million and $72.8 million for the same periods in 2003.

Our other component of noninterest income for the nine month periods ended September 30, 2004 and 2003 is the net gain/loss on the sale of our OREO, repossessed assets and other assets. During third quarter of 2004, we experienced a net gain in this component of $93,000, as compared to a net loss of $85,000 during the same period in 2003. This mainly resulted from a gain on the sale of repossessed automobiles and equipment of $122,000 and a loss of $194,000 during the third quarter of 2004 and 2003, respectively. During the first nine months of 2004 and 2003, we experienced net losses of $335,000 and $372,000, respectively. This mainly resulted from losses on the sale of repossessed automobiles and equipment of $314,000 and $473,000 during the first nine months of 2004 and 2003, respectively. As our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts, resulting in additional previously unanticipated losses. OREO and repossessed assets were $6.6 million and $7.0 million as of September 30, 2004 and 2003, respectively.

The loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 9.7% and 12.5% for the third quarters of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, the loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 14.0% and 11.2%, respectively.

The loss on the sale of repossessed equipment as a percentage of the lease balance at the date of repossession was 26.7% and 13.0% for the third quarters of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, the loss on the sale of repossessed equipment as a percentage of the lease balance at the date of repossession was 36.1% and 20.3%, respectively. For the first nine months of 2004, approximately 78.7% of our lease financing contracts were for new automobiles, approximately 19.6% were for used automobiles and the remaining 1.7% consisted primarily of construction and medical equipment leases.

When our inventory of repossessed assets is larger, we are more aggressive in our disposition efforts. This strategy permits us to move inventory at a faster pace, but increases our losses per unit. The ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance remained relatively constant. The annualized ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance was 0.59% at September 30, 2004, as compared to 0.82% at December 31, 2003.

The loss on the sale of repossessed boats as a percentage of the loan balance at the date of repossession was 18.1% and 16.5% for the third quarter and first nine months of 2004, respectively. We did not have any marine loans as of September 30, 2003. We acquired marine loans totaling $47.0 million on May 3, 2004 as a result of our acquisition of BankTrust.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,215	53.3%	$3,637	51.4%
Occupancy and equipment	1,821	18.6	1,524	21.6
Professional services, including directors’ fees	558	5.7	326	4.6
Office supplies	254	2.6	220	3.1
Other real estate owned and other repossessed assets expenses	68	0.7	32	0.5
Promotion and advertising	115	1.2	128	1.8
Lease expenses	136	1.4	55	0.8
Insurance	121	1.2	155	2.2
Municipal taxes	426	4.4	194	2.7
Commissions and service fees credit and debit cards	259	2.6	196	2.8
Other noninterest expense	813	8.3	603	8.5
Total noninterest expense	$9,786	100.0%	$7,070	100.0%

	Nine Months Ended September 30,
	2004		2003
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$14,011	53.9%	$11,227	54.3%
Occupancy and equipment	5,014	19.3	4,417	21.3
Professional services, including directors’ fees	1,278	4.9	1,000	4.8
Office supplies	722	2.8	689	3.3
Other real estate owned and other repossessed assets expenses	160	0.6	91	0.4
Promotion and advertising	387	1.5	385	1.9
Lease expenses	528	2.0	249	1.2
Insurance	452	1.7	484	2.3
Municipal taxes	819	3.2	531	2.6
Commissions and service fees credit and debit cards	713	2.7	565	2.7
Other noninterest expense	1,916	7.4	1,081	5.2
Total noninterest expense	$26,000	100.0%	$20,719	100.0%

Our total noninterest expense increased to $9.8 million and $26.0 million in the third quarter and the first nine months of 2004, as compared to $7.1 million and $20.7 million for the same periods in 2003, representing an increase of 38.42% and 25.49%, respectively. These increases can be attributed to the expanded personnel and occupancy costs associated with our business growth, our acquisition of Banco Financiero and BankTrust, and the recent opening of new branch offices. Our expansion of various groups, including our EuroLease group, our construction lending activities and our trust and wealth management group, also contributed to the increase in our total noninterest expense. Due to our continuing efforts to minimize noninterest expense, however, noninterest expenses as a percentage of average assets decreased slightly to 0.50% and 1.54% in the third quarter and first nine months of 2004, as compared to 0.61% and 1.88%, respectively, for the same periods in 2003. We believe that our efforts to expand without comparative increases in our number of employees have improved our operational efficiency. Our efficiency improvement is evidenced by the decrease in our efficiency ratio to 48.05% and 51.29% in the third quarter and first nine months of 2004, as compared to 57.53% and 57.54%, respectively, for the same periods in 2003. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.2 million and $14.0 million for the third quarter and first nine months of 2004, as compared to $3.6 million and $11.2 million for the same periods in 2003, representing an increase of 43.39% or 24.80%, respectively, for the comparable periods. Despite the new branch openings and significant asset growth in the past year, we have limited full-time employee growth by making efficient use of existing employees. We had 455 full-time equivalent employees as of September 30, 2004, compared with 368 as of September 30, 2003. Our volume of assets per employee increased to $4.3 million as of September 30, 2004 from $3.3 million as of September 30, 2003.

Occupancy and equipment expenses totaled $1.8 million and $5.0 million, respectively, for the third quarter and first nine months of 2004 as compared to $1.5 million and $4.4 million for the same periods in 2003, representing an increase of 19.49% and 13.52%, respectively, for the comparable periods. These cost increases are attributable primarily to the expansion of our branch network and franchise.

Professional and directors’ fees were $558,000 and $326,000 or 5.7% and 4.6% of total noninterest expenses, for the third quarter of 2004 and 2003, respectively. For the first nine months, these expenses increased to $1.3 million in 2004 from $1.0 million a year ago. This increase is attributable primarily to the growth of our business and other legal, consulting and professional fees. We expect that expenditures in this area will continue to be significant as we address recently released SEC regulations and the new Nasdaq corporate governance requirements.

Office supplies expenses were $254,000 and $220,000 or 2.6% and 3.1% of total noninterest expenses, for the third quarter of 2004 and 2003, respectively. For the first nine months, these expenses increased to $722,000 in 2004 from $689,000 a year ago.

Our expenses related to OREO and repossessed assets were $68,000 and $32,000 or 0.7% and 0.5% of total noninterest expenses, for the third quarter of 2004 and 2003, respectively. For the first nine months, these expenses increased to $160,000 in 2004 from $91,000 a year ago. This increase is attributable primarily to the growth of our loan and lease portfolio, and in particular, our lease financing portfolio.

Insurance expenses were $121,000 and $155,000 or 1.2% and 2.2% of total noninterest expenses, for the third quarter of 2004 and 2003, respectively. For the first nine months, these expenses decreased to $452,000 in 2004 from $484,000 a year ago.

Municipal taxes increased to $426,000 and $819,000 for the third quarter and first nine months of 2004 as compared to $194,000 and $531,000 for the same periods in 2003. These increases are directly attributable to our asset growth.

Commissions and service fees on credit and debit cards increased to $259,000 and $713,000 for the third quarter and first nine months of 2004 as compared to $196,000 and $565,000 for the same periods in 2003. These increases are attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased for the third quarter and first nine months of 2004; however, these increases were related in large part to our asset growth over these periods. Due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

We also expect our noninterest expense to increase as a result of our becoming a publicly-traded company. Specifically, we expect increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs, additional directors, and officers’ insurance cost and other expenses generally associated with publicly-traded companies.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

For the third quarter ended September 30, 2004, we recorded a $2.8 million income tax expense compared to $1.0 million expense for the same period in 2003. For the first nine months of 2004, we recorded a $5.3 million income tax expense compared to $3.0 million expense for the same period in 2003. Our current income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas. The main reason for the increase in our tax expense for the third quarter and first nine months of 2004 is the 136.98% and 89.15% increase in our income before taxes from the same periods in 2003.

Income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying our current tax rate to taxable income. The deferred tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. At September 30, 2004 and September 30, 2003 we had net deferred tax assets of $14.8 million and $3.9 million, respectively. The main reason for the increase in our deferred tax asset was the acquisition of BankTrust. At September 30, 2004, the deferred tax asset that resulted from the acquisition of BankTrust amounted to $9.7 million.

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

Financial Condition

Our total assets as of September 30, 2004 were $2.0 billion, compared to $1.3 billion as of December 31, 2003. The increase in our total assets during the first nine months of 2004 were primarily the result of growth in our investment securities and loan and lease portfolio and from those assets acquired in the acquisition of BankTrust.

Our total deposits increased to $1.4 billion as of September 30, 2004, compared to $984.5 million as of December 31, 2003. Our asset growth during the first nine months of 2004 was, in part, the result of our acquisition of BankTrust, in which we assumed $398.6 million of deposits. Growth was also funded with a $155.9 million increase in securities sold under agreements to repurchase.

As of September 30, 2004, our stockholders’ equity was $152.9 million, compared to $65.1 million as of December 31, 2003. This increase was primarily attributable to the sale of shares in our May 2004 private placement and our initial public offering.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. We had $12.1 million and $19.3 million in interest-bearing deposits in other financial institutions as of September 30, 2004 and December 31, 2003, respectively. We had $20.5 million in purchased securities under agreements to resell as of September 30, 2004 and December 31, 2003.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy implemented by our Asset/Liability Management Committee. Our investment policy is reviewed at least annually by our Board of Directors. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and our interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting our anticipated funding needs.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2004:
U.S. treasury securities	$84,848	$84,615
U.S. government agencies obligations	43,412	43,213
Collateralized mortgage obligations	107,490	106,854
Mortgage-backed securities	260,633	259,483
State and municipal obligations	7,485	7,517
Other debt securities	999	1,000
Total	$504,867	$502,682

December 31, 2003:
U.S. treasury securities	$84,748	$85,116
U.S. government agencies obligations	39,867	39,930
Collateralized mortgage obligations	144,885	143,189
Mortgage-backed securities	49,027	49,134
State and municipal obligations	4,519	4,575
Other debt securities	2,968	2,994
Total	$326,014	$324,938

Available-for-sale securities, which are stated at their fair value, increased to $502.7 million as of September 30, 2004 from $324.9 million as of December 31, 2003. This increase is representative of our strategy to enhance our liquidity level through the use of available-for-sale securities in addition to immediately available funds. The majority of our immediately available funds are maintained in the form of overnight investments. As of September 30, 2004, investment securities having a carrying value of approximately $405 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	As of September 30, 2004
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for- sale:(1)(2)
U.S. treasury obligations	$39,853	1.85%	$44,762	2.03%	$—	—%	$—	—%	$84,615	1.94%
U.S. government agencies obligations	22,553	2.80	20,660	2.79	—	—	—	—	43,213	2.80
Mortgage backed securities(3)	6,810	4.03	24,212	4.12	1,828	5.40	226,633	4.59	259,483	4.54
Collateral mortgage obligations(3)	—	—			39,286	4.56	67,568	4.91	106,854	4.78
State & political subdivisions	1,525	4.75	4,278	4.19	—	—	1,714	6.20	7,517	4.76
Other debt securities	1,000	5.24	—	—	—	—	—	—	1,000	5.24
Total investments available-for-sale	$71,741	2.46%	$93,912	2.83%	$41,114	4.60%	$295,915	4.67%	$502,682	4.01%
Other Investments:
FHLB stock	6,577	2.08%	—	—%	—	—%	—	—%	6,577	2.08%
Investment in statutory trust	—	—	—	—	—	—	1,386	5.37	1,386	5.37
Total other investments	$6,577	2.08%	$—	—%	$—	—%	$1,386	5.37%	$7,963	2.66%
Total investments	$78,318	2.43%	$93,912	2.83%	$41,114	4.60%	$297,301	4.68%	$510,645	3.99%

(1)	Based on estimated fair value.
(2)	All of our income from investments in available-for-sale securities is tax exempt because these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.
(3)	Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of September 30, 2004, our investment in other earning assets included $6.6 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
Type	2004	2003
	(In thousands)
Statutory trusts	$1,386	$1,388
FHLB stock	6,578	1,954
Total	$7,964	$3,342

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.7 million and $6.8 million as of September 30, 2004 and December 31, 2003, respectively:

	As of September 30,	As of December 31,
	2004	2003
	(In thousands)
Real estate secured	$469,247	$317,491
Leases	462,531	315,935
Commercial and industrial	253,055	177,989
Consumer	78,378	26,592
Real estate - construction	90,674	47,370
Other loans	5,852	4,236
Gross loans and leases	$1,359,737	$889,613
Plus: Deferred loan costs, net	6,136	4,707
Total loans, including deferred loan costs, net	$1,365,873	$894,320
Less: Unearned income	(1,220)	(1,774)
Total loans, net of unearned income	$1,364,653	$892,546
Less: Allowance for loan and lease losses	(20,186)	(9,394)
Loans, net	$1,344,467	$883,152

As of September 30, 2004 and December 31, 2003, our total loans and leases, net of unearned income, were $1.4 billion and $892.5 million, respectively. The increase in our loan and lease volume during the nine months ended September 30, 2004 resulted primarily from the growth of our operations and our acquisition of BankTrust. In the acquisition, we acquired loans totaling $336.3 million. Our total loans and leases, net of unearned income as a percentage of total assets increased to 69.4% as of September 30, 2004 from 68.1% as of December 31, 2003.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $469.2 million and $317.5 million as of September 30, 2004 and December 31, 2003, respectively. The volume of our real estate loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition, we acquired real estate loans totaling $106.2 million. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, however, has remained relatively constant. Real estate secured loans as a percentage of total loans and leases were 34.5% for the nine months ended September 30, 2004 and 35.7% for the fiscal year ended 2003.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first nine months of 2004, approximately 78.7% of our lease financing contracts were for new automobiles, approximately 19.6% were for used automobiles and the remaining 1.7% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $462.5 million and $315.9 million as of September 30, 2004 and December 31, 2003, respectively. Lease financing contracts, as a percentage of total loans and leases were 35.5% as of September 30, 2004 and 35.0% at the end of 2003. During June and December 2003, we sold lease contracts with carrying values of $30.0 million and $20.0 million, respectively, to another financial institution, while retaining servicing responsibilities. The lease contracts sold in 2003 were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the principal balance on any defaulted lease, subject to an aggregate limitation of 5.0% on all of the leases sold.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans increased to $253.1 million as of September 30, 2004 from $178.0 million as of December 31, 2003. The significant increase in commercial and industrial loans in 2004 is attributable to our acquisition of BankTrust and to organic growth as well. Commercial and industrial loans as a percentage of total loans were 18.6% as of September 30, 2004, and 20.0% at the end of 2003.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans increased to $78.4 million as of September 30, 2004 from $26.6 million as of December 31, 2003. Consumer loans as a percentage of total loans and leases were 5.8% and 3.0% at September 30, 2004 and December 31, 2003. The volume of our consumer loans has increased significantly mainly as a result of our acquisition of BankTrust. In the acquisition, we acquired consumer loans totaling $60.2 million including a $47.0 million boat financing portfolio.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $90.7 million and $47.4 million as of September 30, 2004 and December 31, 2003. Construction loans as a percentage of total loans and leases were 6.7% and 5.3% as of September 30, 2004 and December 31, 2003. The volume of our construction loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition, we acquired construction loans totaling $42.4 million.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.7 million, as of September 30, 2004, excluding non-accrual loans amounting to $35.0 million. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2004
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$88,935	$—	$8,674	$48	$—	$97,657
Real estate — secured	110,775	55,101	204,192	58,296	15,774	444,138
Commercial and industrial	176,566	20,592	37,879	6,616	2,157	243,810
Consumer	12,402	17,794	51	46,667	621	77,535
Leases	6,240	351,166	—	104,978	—	462,384
Other loans	5,839	—	—	—	—	5,839
Total	$400,757	$444,653	$250,796	$216,605	$18,552	$1,331,363

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $280.1 million as of September 30, 2004.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of September 30,	As of December 31,
	2004	2003
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$8,308	$9,700
Nonaccrual loans	35,014	17,058
Total nonperforming loans	43,322	26,758
Other real estate owned	2,600	2,774
Other repossessed assets	4,011	3,643
Total nonperforming assets	$49,933	$33,175
Nonperforming loans to total loans and leases	3.17%	2.98%
Nonperforming assets to total loans and leases plus repossessed property	3.64	3.66
Nonperforming assets to total assets	2.54	2.51

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

Generally, our nonperforming loans and leases have increased in connection with the growth of our loan and lease portfolio. The recent economic downturn and our acquisition of BankTrust further increased our nonperforming loans and leases to $43.3 million as of September 30, 2004 from $26.8 million as of December 31, 2003. As of September 30, 2004, nonaccrual loans acquired from BankTrust amounted to $9.5 million. However, the ratio of nonperforming loans and leases over total loans and leases remained relatively constant at 3.17% and 2.98% as of September 30, 2004 and December 31, 2003, respectively.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles and equipment subject to lease contracts. OREO and repossessed assets are initially recorded at fair value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and repossessed assets is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. As of September 30, 2004, our OREO consisted of 12 properties with an aggregate value of $2.6 million, compared to 13 properties with an aggregate value of $2.8 million as of December 31, 2003.

Other repossessed assets as of September 30, 2004 and December 31, 2003 were $4.0 million and $3.6 million, respectively. The increase in volume of repossessed assets during 2004 was attributable to increases in volumes of our automobile lease originations. As our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property improved to 3.64% as of September 30, 2004 from 3.66% as of December 31, 2003.

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

For our commercial loan portfolio, we maintain a general reserve equal to 3.18% of the outstanding balance of such portfolio.

Our consumer installment closed end loan portfolio has averaged a 3.07% net loss experience over the past five calendar years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional reserves have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio, we maintain a general reserve equal to 3.01% of the outstanding balance of such portfolio.

Our three year old construction loan portfolio has no loss experience. Nevertheless, we maintain a general reserve for this portfolio equal to 1.71% of the portfolio balance.

Our leasing portfolio has averaged a 0.48% net loss experience over the past four calendar years. We maintain a reserve equal to 0.80% of the balance of this portfolio for general reserve purposes.

The mortgage portfolio has no loss experience. The large majority of mortgage originations are sold into the secondary market or to other financial institutions and the existing portfolio is generally of a mature nature. Nevertheless, we maintain a general reserve equal to 0.08% of the mortgage portfolio for general reserve purposes.

As of May 3, 2004 Eurobank acquired loan portfolios from BankTrust, totaling $347.2 million with accompanying general, specific and unallocated allowances of $10.9 million. Because a number of BankTrust’s problem loans were acquired by a special purpose vehicle immediately prior to closing, and as a result of a series of charge-offs performed prior closing, except with regard to the newly acquired boat financing portfolio described below, we have determined that the portfolios acquired from BankTrust generally have a risk level comparable to our portfolio prior to the BankTrust transaction. Consequently, we will continue to apply the same reserve guidelines previously used to our portfolio.

The only major loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s $47.0 million boat financing portfolio. As with all other BankTrust consumer loans, the special purpose vehicle assumed all loans in the BankTrust boat financing portfolio that were more than 90 days delinquent. In the six months prior to its acquisition, BankTrust maintained a boat financing reserve between 1.6% and 1.9% of the outstanding portfolio. At September 30, 2004, we maintain a $2.5 million general allowance on the boat financing portfolio, or 5.20% of the outstanding portfolio. While we may adjust this allowance in the future, we believe it is appropriate at this time.

All internal and external factors that may impact the adequacy of our general reserves are reviewed on an ongoing basis with formal recommendations being made to the Board of Directors at least annually, and more frequently if deemed necessary.

In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. This amount may be determined either by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, or by a method that identifies certain qualitative factors.

Through periodic management review at branch and executive level and utilization of internal delinquency processes, both portfolios and individual loans and leases are monitored on an ongoing basis. When considered appropriate, a specific allowance will be considered on individual loan or lease accounts. A review is generally conducted of all the conditions surrounding any particular account such as the borrower’s character, existing and potential financial condition, realizable value of collateral, prospects for additional collateral and payment record. As a result, the loss potential is determined and specific allowances may be established. The level of allowance will vary depending on the analysis but we utilize the same classification categories as federal regulators, which result in varying amounts of reserve depending on loss potential.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Nine months Ended September 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,163,590	$842,033
Total loans and leases outstanding at end of period, including loans held for sale	1,366,377	899,392
Allowance for loan and lease losses:
Allowance at beginning of period	9,394	6,918
Charge-offs:
Real estate — secured	5	—
Commercial and industrial	2,595	966
Consumer	886	1,347
Leases	3,860	2,715
Other loans	147	37
Total charge-offs	7,493	5,065
Recoveries:
Real estate — secured	—	—
Commercial and industrial	119	160
Consumer	180	254
Leases	1,233	675
Other loans	1	1
Total recoveries	1,533	1,090
Net loan and lease charge-offs	5,960	3,975
Provision for loan and lease losses	5,850	6,451
Allowance of acquired bank — BankTrust	10,902	—
Allowance at end of period	$20,186	$9,394
Ratios:
Net loan and lease charge-offs to average total loans	0.68%	0.47%
Allowance for loan and lease losses to total loans at end of period	1.48	1.04
Net loan and lease charge-offs to allowance for loan losses at end of period	39.37	42.31
Net loan and lease charge-offs to provision for loan and lease losses	101.88	61.62

The allowance for loan and lease losses increased by 114.9%, or $10.8 million, to $20.2 million at September 30, 2004, as compared to $9.4 million at December 31, 2003. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.48% at September 30, 2004 from 1.04% at December 31, 2003.

Net charge-offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.15% for our commercial loan portfolio over the past five calendar years. Annualized net charge-offs as a percentage of average loans was 0.32% and 0.68% for the third quarter and first nine months of 2004, as compared to 0.30% and 0.48% for the same periods in 2003. The commercial and industrial charge-offs for the first nine months of 2004 included the unsecured portion of a loan granted to a construction company amounting to $885,000.

In March 2003, we commenced the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. At the end of 2003, we had a historical loss ratio in lease finance contracts of approximately 11.0%. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of September 30, 2004, $823,000 was charged off for this purpose. During the first nine months of 2004, the actual ratio has increased to 12.0%.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.1 million at September 30, 2004 and $10.5 million at December 31, 2003. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended September 30,			Year Ended December 31,
	2004			2003
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$113,798	9.19%	-%	$92,643	10.09%	-%
Money market deposits	59,186	4.78	2.16	47,896	5.21	2.70
NOW deposits	38,746	3.13	1.78	26,579	2.89	2.14
Savings deposits	258,747	20.89	2.41	197,242	21.47	2.95
Time certificates of deposit in denominations of $100,000 or more	202,280	16.33	2.19	176,216	19.18	3.03
Brokered certificates of deposits	374,097	30.20	3.77	216,395	23.55	4.19
Other time deposits	191,792	15.48	2.92	161,811	17.61	3.28
Total deposits	$1,238,646	100.00%		$918,782	100.00%

Total deposits at September 30, 2004 and December 31, 2003 were $1.4 billion and $984.5 million, respectively, representing an increase of $396.6 million, or 40.3%, in the first nine months of 2004. Average deposits for the third quarter and first nine months of 2004 were $1.4 billion and $1.2 billion, respectively, as compared to $947.4 million and $900.3 million for the same periods in 2003. This increase in average deposits in 2004 is mainly attributable to our May 2004 acquisition of BankTrust, in which we assumed $398.6 million in deposits.

Our core deposits increased to $722.3 million as of September 30, 2004 from $578.3 million as of December 31, 2003. However, the percentage of our core deposits to total deposits decreased to 52.3% as of September 30, 2004 from 58.7% in 2003. We attribute the decrease in our core deposits mainly to our acquisition of BankTrust. In the acquisition, we assumed deposits totaling $398.6 million, including time deposits in denominations of $100,000 or more totaling $232.4 million, or 58.4% of total deposits assumed. The average rate paid on time deposits in denominations of $100,000 or more was 1.73% for the third quarter of 2004 as compared to 3.38% for the third quarter of 2003.

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. In order to take advantage of historically low funding costs, brokered deposits increased to $474.4 million as of September 30, 2004 from $228.2 million as of December 31, 2003. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of September 30, 2004:

September 30, 2004
(In thousands)
Three months or less	$168,008
Over three months through six months	71,534
Over six months through 12 months	73,393
Over 12 months	345,866
Total	$658,801

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended September 30, 2004 and December 31, 2003:

	Three Months Ended September 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at period-end	$363,373	$207,523
Average monthly aggregate balance outstanding during the period	337,212	92,069
Maximum aggregate balance outstanding at any month-end	363,373	207,523
Weighted average interest rate for the period	1.65%	1.71%
Weighted average interest rate at period-end	1.80%	1.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended September 30, 2004 and December 31, 2003:

	Three Months Ended September 30,	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at period-end	$9,800	$10,700
Average balance during the period	10,634	14,954
Maximum amount outstanding at any month-end	10,700	18,850
Average interest rate during the period	5.67%	5.30%
Average interest rate at period-end	5.51%	5.64%

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

On December 18, 2001, Eurobank Statutory Trust I (“Trust I”) issued $25.0 million of floating rate Trust Preferred Capital Securities Series I (“Trust I Preferred Securities”) due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each Trust I Preferred Security will be payable at an annual rate equal to 5.6% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.6% with a ceiling rate of 12.5%. The Trust I Preferred Securities are fully and unconditionally guaranteed by EuroBancshares, which was a wholly owned subsidiary of Eurobank in 2001. Following the issuance of the Trust I Preferred Securities, EuroBancshares issued $25.8 million of floating rate Junior Subordinated Deferrable Interest Debentures (the “2001 Debentures”) to Trust I due in 2031. The terms of the 2001 Debentures, which comprise substantially all of the assets of Trust I, are equal to the terms of the capital securities issued by Trust I. These trust preferred securities are conditionally guaranteed by EuroBancshares. Eurobank subsequently issued an unsecured promissory note to us for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series I due in 2031.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings and capital derived from the issuance of the 2001 and 2002 Debentures. Specifically, in 2001 and 2002 we raised $20.9 million in regulatory tier 1 capital and $24.1 million supplemental capital (regulatory tier 2 capital) through the issuance of the Debentures. As of September 30, 2004 and December 31, 2003, total stockholders’ equity was $152.9 million and $65.1 million, respectively. Increases in stockholders’ equity during this period are attributable primarily to the above-mentioned transactions internally generated operating income and stock option exercises.

On May 3, 2004, we acquired all of the capital stock of BankTrust for approximately $23.4 million for which we issued 683,304 common shares (valued at $8.13 per share) and 430,537 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at December 31, 2003 amounted to approximately $567 million. The BankTrust acquisition is consistent with our growth strategy.

On June 21, 2004, our board of directors authorized a two-for-one common stock split in the form of a stock dividend. The stock dividend was distributed on July 15, 2004 to stockholders of record on July 1, 2004. All share data and earnings per share data in these financial statements give effect to the stock split, applied retroactively, to all periods.

On August 11, 2004, we completed an initial public offering in which we and certain of our stockholders sold 3,894,988 shares of commons tock, plus an additional 584,248 shares in connection with the exercise of the underwriters’ over-allotment option, at the initial offering price of $14.00 per share. Total proceeds received from the offering, after deducting offering expenses, including underwriting discounts and commissions, were approximately $50.1 million.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of September 30, 2004, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$212,831	13.98%	≥$121,770	≥ 8.00%	N/A
Eurobank	161,832	10.64	≥ 121,825	≥ 8.00	≥ 152,281	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	193,804	12.73	≥ 60,885	≥ 4.00	N/A
Eurobank	122,797	8.06	≥ 60,913	≥ 4.00	≥ 91,369	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	193,804	9.87	≥ 78,504	≥ 4.00	N/A
Eurobank	122,797	6.26	≥ 78,448	≥ 4.00	≥ 98,060	≥ 5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$117,934	11.60%	≥$81,308	≥ 8.00%	N/A
Eurobank	117,614	11.57	≥ 81,315	≥ 8.00	≥ 101,643	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	84,400	8.30	≥ 40,654	≥ 4.00	N/A
Eurobank	75,638	7.44	≥ 40,657	≥ 4.00	≥ 60,986	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	84,400	6.76	≥ 49,958	≥ 4.00	N/A
Eurobank	75,638	6.06	≥ 49,958	≥ 4.00	≥ 50,822	≥ 5.00

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at September 30, 2004 and December 31, 2003 totaled approximately $158.4 million and $144.0 million, respectively. Our liquidity level measured as a percentage of net cash, short-term and marketable assets to net deposits and short-term liabilities was 12.6% and 15.2% as of September 30, 2004 and December 31, 2003, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $335.0 million at September 30, 2004, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $7.0 million at September 30, 2004.

During first nine months of 2004, asset growth was funded with growth in deposits and borrowings. The deposit growth was distributed as follows as of September 30, 2004: $42.7 million in demand deposits; $40.1 million in savings accounts; $282.9 million in time deposits of which $246.2 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $155.9 million.

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

Our net cash outflows from investing activities for the nine months ended September 30, 2004 and for the year 2003 were $150.5 million and $160.2 million, respectively. The higher net investing cash outflows experienced in 2003 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the nine months ended September 30, 2004 and the year 2003 were $124.2 million and $158.0 million, respectively. During the first nine months of 2004 the net financing cash inflows were primarily provided by repurchase agreements growth and the net proceeds from the issuance of common stock. During 2003, the net financing cash inflows were mostly provided by deposit and repurchase agreements growth.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At September 30, 2004 the Bank had interest rate swap agreements which converted $50.2 million of fixed rate time deposits to variable rate time deposits of which $19.4 million will mature in 2005 and 2006 and $30.8 million with maturity between 2010 and 2023 but with semi-annual call options which match call options on the swaps. At September 30, 2004 the Bank had interest rate swap agreements which converted $62.5 million of variable rate loans to fixed rate loans maturing $10.0 million in 2004 and 2005, $12.0 million in 2006 and $30.5 million in 2007. The use of the above-mentioned derivative financial instruments which were acquired as part of the merger with The Bank & Trust Puerto Rico has not had a material impact on the Bank’s financial position at September 30, 2004. For more detail on derivative financial instruments please refer to Note 12 of the unaudited condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2004, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2004 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At September 30, 2004, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $881,000, or 1.34% lower than the net interest income in the rates unchanged scenario, and $2.0 million, or 3.06%, lower than the net interest income in the rates unchanged scenario at the September 30, 2004 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At September 30, 2004, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $2.9 million, or 4.46%, higher than the net interest income in the rates unchanged scenario, and $5.8 million, or 8.94%, higher than the net interest income in the rate unchanged scenario at the September 30, 2004 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2004:

	Change in Future Net Interest Income
	At September 30, 2004
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$5,752	8.94%
+100 basis points over one year	2,937	4.46
—100 basis points over one year	(881)	(1.34)
—200 basis points over one year	(1,967)	(3.06)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at September 30, 2004, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2004 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$20,511	$—	$—	$—	$—	$—	$20,511
Investment securities and FHLB/ Federal Reserve Bank stock	—	85,108	137,900	213,933	84,449	—	521,390
Loans	—	690,006	71,570	268,709	316,376	—	1,346,661
Fixed and other assets	—	20,000	—	55,227	17,500	98,321	191,048
Total assets	$20,511	$795,114	$209,470	$537,869	$418,325	$98,321	$2,079,610

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	74,637	—	—	315,550	135,573	525,760
Certificates of deposit	—	299,468	122,046	270,665	163,205	—	855,384
Borrowed funds	—	299,316	30,999	67,315	31,306	—	428,936
Other liabilities	—	112,727	—	—	—	14,207	126,934
Stockholders’ equity	—	—	—	—	—	142,596	142,596
Total liabilities and stockholders’ equity	$—	$786,148	$153,045	$337,980	$510,061	$292,376	$2,079,610
Period gap	$20,511	$8,966	$56,425	$199,889	$(91,736)
Cumulative gap	$20,511	$29,477	$85,902	$285,791	$194,055
Period gap to total assets	0.99%	0.43%	2.71%	9.61%	(4.41)%
Cumulative gap to total assets	0.99%	1.42%	4.13%	13.74%	9.33%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	103.75%	109.15%	122.38%	110.86%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2004
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$1,600	$8,200	$—	$—
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,065,437	5,295,233	1,694,828	8,366,895
Total	$2,067,937	$5,303,433	$1,694,828	$8,413,288

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of September 30, 2004 and December 31, 2003, we had commitments to extend credit of $237.4 million and $157.7 million, respectively. These commitments included standby letters of credit of $10.3 and $2.7 million, for September 30, 2004 and December 31, 2003, respectively, and commercial letters of credit of $2.9 million and $977,000 for the same periods. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2003 and September 30, 2004, no obligation was recorded since the amounts were inconsequential.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1 - determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 - evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above-used to determine other-than-temporary impairment was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: November 15, 2004	By:	/s/ Rafael Arrillaga Torréns, Jr.

Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Yadira R. Mercado

Yadira R. Mercado Chief Financial Officer

