Form 10-K
period 2004-12-31
EUROBANCSHARES INC
filed 2005-03-31
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$1.00 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the estimated value of the Common Stock on our records on such date, was approximately $47.6 million.

The number of shares outstanding of the issuer’s Common Stock as of March 28, 2005, was 19,564,086 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

EUROBANCSHARES, INC.

i

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004, including the following:

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

●	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

●	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

●	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

●	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

●	if we fail to retain our key employees, growth and profitability could be adversely affected;

●	we may be unable to manage our future growth;

●	we have no current intentions of paying cash dividends on common stock;

●	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

●	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

●	the market for our common stock is limited, and potentially subject to volatile changes in price;

●	we face substantial competition in our primary market area;

●	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

●	we could be negatively impacted by downturns in the Puerto Rican economy.

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

ITEM 1. Business.

Overview

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance subsidiary, EuroSeguros. As of December 31, 2004, we had, on a consolidated basis, total assets of $2.1 billion, net loans and leases of $1.4 billion, total deposits of $1.4 billion, and stockholders’ equity of $158.3 million. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico (BankTrust), a commercial bank headquartered in San Juan, Puerto Rico with approximately $522.0 million in assets.

Eurobank is a full-service Puerto Rico commercial bank with 21 branches located throughout the Island. The Bank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico and the United States, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. As a traditional commercial bank, Eurobank earns interest on loans, leases and investment securities that are funded by customer deposits, borrowings, retained earnings and equity. The difference between the interest received and the interest paid has historically comprised the majority of our earnings.

We are a relationship-driven financial services company focused on providing personalized banking services. We established our position in the small and middle market business community as a secondary alternative to our larger competitors, who we believed were under-serving the market. Today, we compete head to head with all Puerto Rico commercial banks for the primary banking relationship of these customers. Our personalized customer service and experienced and focused management team are at the core of our strategy. While we have grown in size, we remain focused on providing services with a personal touch. Additionally, we have sought to further develop our footprint throughout the entire Island by opening branches along the main vehicular arteries that circle Puerto Rico. By the year 2007, we intend to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico, achievable with a 27 branch network.

Our niche is to provide one-on-one services to small and mid-sized commercial businesses in Puerto Rico. Most of these businesses are involved in service industries, wholesale and retail distribution, dairy farming, construction, manufacturing, transportation and professional services, and have annual sales between $2.0 and $40.0 million. However, we also provide responsive customer service and convenient banking products to smaller companies with sales ranging from $500,000 to $2.0 million, consisting of lawyers, healthcare providers, CPAs, engineers and small contractors. While we do not mass market to the retail segment, we do provide retail banking services to the owners and families of our targeted commercial and small business customers, their employees and individuals who reside or work near our branch offices. These customers are usually also depositors of Eurobank. We seek to provide all of our customers with quick, responsive service and foster a culture in which customers are valued and respected.

We target experienced real estate developers and provide them with acquisition development and construction loans. We place particular emphasis on single-family homes, townhouses and walk-up developments throughout the Island. We also finance commercial real estate development and construction projects, particularly if they are owner-occupied, generally limiting our maximum credit exposure to $7.5 million for these types of credits. Under the tradename “EuroMortgage,” we support these activities by providing financing to the purchasers of these real estate units. In addition, through a staff of salespeople, today we also provide mortgages to our branch customers and the general public. On a selective basis, we provide financing to owner-occupied properties and to a lesser extent to income producing properties.

In 1999 under the tradename “EuroLease,” we began providing open-end lease financing pursuant to which the lessee is responsible for the residual value, if any, of the leased asset. This short to medium-term fixed rate financing blends well with our primarily floating rate commercial loan portfolio.

Long-term, it is our objective to leverage our relationships with our primary customers by cross-selling to them a complete array of banking products and services directly or through third-party providers. Through our trust department, EuroSeguros, and under the tradename “Eurofinancial,” we seek to assist our customers with a full array of wealth management products and services.

Our Strategic Plan

Our primary business objectives are to enhance our profitability and to establish Eurobank as the premier small and middle market commercial bank in Puerto Rico. Our core customers are small and mid-sized businesses, real estate development companies and the owners, executives and employees of these businesses. Our success is largely based on our personalized service philosophy. We specifically target customers who want to deal directly with people they know and trust. As convenience remains an overriding factor in customer choice, we have continued to establish de novo branches throughout the Island to provide such convenience, and at the same time we have continued to enhance our technology platform.

We have developed a strategy that focuses on providing superior service through highly qualified and relationship-oriented employees who are committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. We believe this strategy has already proven successful as evidenced by our four-year compounded annual growth in earnings of 54.08% and diluted earnings per share of 34.27% from 2000 to 2004. The key elements of our strategy are:

●
Focus on Our Targeted Customers. We focus our time and resources on the following types of customers: small and mid-sized businesses, real estate development companies and the owners, executives and employees of these businesses. In this regard, we seek to leverage our business banking relationships by cross-selling to the personal financial needs of these business owners, executives and employees.

●
Provide Superior and Convenient Service to Our Customers. We strive to provide superior customer service through convenient access to Eurobank’s branches and personalized relationship banking. We have 21 branch offices strategically located throughout Puerto Rico. Eurobank intends to open six additional branches by the end of 2007. After the addition of these new branch offices, we will have a branch office located within a convenient drive of approximately 80% of the Island’s population. Under our business model we provide each commercial customer with its own relationship manager for all its banking needs. These relationship managers and our executive management team regularly visit customers at their places of business.

●
Hire and Retain Well-Trained and Qualified Employees. We are continuing to grow our franchise by providing superior customer service through committed, qualified and relationship-oriented employees. We seek to hire experienced and qualified employees that prefer our relationship banking approach. These employees are specifically incented through our compensation program to leverage our commercial relationships by cross-selling our products and services to the owners, executives and employees of our business customers.

●
Use the Lease Financing Business to Mitigate Interest Rate Risk. We use our lease financing business to mitigate our interest rate risk by offsetting the variable rate nature of our commercial loan portfolio with a short to medium-term fixed rate product. We plan to maintain the approximate size of the lease portfolio relative to the size of the total loan portfolio, while increasing the volume of leases originated for resale to other financial institutions.

●
De Novo Branching and Acquisitions. We seek to increase our presence throughout the Island through selective acquisitions and the opening of de novo branches in attractive locations. Our de novo expansion outside of the San Juan metropolitan market has followed Puerto Rico’s primary traffic arteries to areas that have been growing.

●
Maximize Growth of our International Banking Entity. Because EBS Overseas, Eurobank’s IBE subsidiary, is generally not subject to federal or Puerto Rico income tax, we will seek to maximize the growth of this IBE as interest rates and applicable law permit.

Our De Novo Branch and Acquisition Strategy

Our growth strategy is concentrated on increasing our banking presence throughout the island of Puerto Rico. Our recent expansion has been the result of internal growth, acquisitions and the opening of de novo branch offices. Consistent with our operating philosophy and growth strategy, we regularly evaluate opportunities to acquire other banks or bank branches, expand our market coverage and share through de novo branching and enhance our product and service offerings. Eurobank’s expansion out of the San Juan metropolitan area has followed Puerto Rico’s primary traffic arteries to new locations poised for growth. We believe that the Puerto Rico banking environment, which is dominated by large banks, has afforded us a continuing opportunity to gain new customer relationships and to expand existing relationships. The growth in our branch network has expanded our presence throughout the Island and increased our customer base, providing tangible benefits that include an increase of total deposits of 43.11%, core deposits of 25.93% and earnings of 129.89% for the year ended 2004 compared to the levels for the year ended 2003. Each branch now has the ability to sell not only traditional products such as commercial credit, leasing, construction, mortgages, consumer credit and personal secured loans, but also to cross-sell our entire product line, including insurance through EuroSeguros, and investment products through our trust department and through Eurofinancial account representatives.

De Novo Branches

During the past three years, we have opened four new banking offices in Humacao, Manatí, Mayagüez and Luquillo. Furthermore, in March 2004, we opened our newest branch in Hatillo, Puerto Rico. We are currently planning to open branches in the following municipalities: Aguadilla, Cabo Rojo/San Germán, Yauco, Canóvanas and Cayey. Our newer branches are located along the major vehicular arteries that encircle the island of Puerto Rico. By the year 2007, we expect to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico.

Mergers and Acquisitions

Since 1997, we have completed acquisitions of three banks in Puerto Rico with combined assets of approximately $679.4. million. In the early 1990s, we acquired two branches from Banco Financiero and certain assets and liabilities of a failed bank from the FDIC. The following is a summary of our material acquisitions since 1997.

BankTrust Acquisition

On May 3, 2004, we acquired all of the capital stock of BankTrust, a Puerto Rico chartered commercial bank, through the merger of BankTrust with and into Eurobank. The aggregate purchase price for the capital stock of BankTrust was $23.4 million, and consisted of the issuance of 683,304 shares of our common stock, 430,537 shares of our Series A Preferred Stock, and $6.5 million in cash. There were no changes in our Board of Directors or our senior management team as a result of the BankTrust acquisition. We funded a portion of the purchase price with proceeds we received from the issuance of 733,316 shares of our common stock at $8.13 per share in a private placement of our common stock to our existing stockholders and optionholders. In connection with the private placement and the acquisition of BankTrust, our Board of Directors engaged an independent third-party financial advisor, Feldman Financial Advisors, Inc., to determine the fairness, from a financial point of view, to our stockholders of the merger consideration paid to BankTrust’s stockholders and the terms of the private placement. The acquisition was accounted for using the purchase method of accounting under generally accepted accounting principles.

BankTrust provided a broad range of financial products and services to its customers, including commercial, mortgage and personal loans, financial leases, checking and savings accounts, asset management and trust services. BankTrust operated five branch offices — two were located in San Juan and the other three were located in Guaynabo, Mayagüez and Ponce. BankTrust also had one loan production office in San Juan and operated an IBE under the name “BT International.” As of June 1, 2004, we had closed four of the five BankTrust branches, as well as the loan production office, and consolidated these operations into our existing branch network. Eurobank will continue to operate BT International as a division of Eurobank and the Guaynabo branch office as a branch of Eurobank. Prior to our acquisition, BankTrust was operating under a cease and desist order issued by the FDIC and the Commissioner of Financial Institutions of Puerto Rico dated as of September 16, 2003, that imposed certain compliance and reporting requirements upon BankTrust. The cease and desist order included various requirements and limitations that affected BankTrust’s operations. One of the principal requirements of the cease and desist order was that BankTrust achieve a leverage capital ratio equal to or greater than 5.5% of its assets on or before October 31, 2003, and a requirement that BankTrust achieve a leverage capital ratio equal to or greater than 6.0% of its assets on or before December 31, 2003 and thereafter maintain such leverage capital ratio of 6.0% or greater. BankTrust was unable to raise additional capital through an equity offering made in October of 2003. As of December 31, 2003, BankTrust was unable to achieve the 6% leverage capital ratio required under the cease and desist order. On that date, BankTrust had a 5.2% leverage capital ratio, and its external auditors had expressed substantial doubt about BankTrust’s ability to continue as a going concern. However, as a result of our acquisition of BankTrust, the cease and desist order was lifted, and we do not anticipate that the prior existence of the cease and desist order will have any effect on our operations. As of March 31, 2004, BankTrust had total assets of $550.4 million, total deposits of $415.1 million, stockholders’ equity of $41.7 million and $326.5 million in assets under management. On the closing date, the estimated fair value of the assets acquired was $522.0 million and the estimated fair value of the deposits and other liabilities assumed was $492.9 million.

The BankTrust acquisition is consistent with our growth strategy. Its product offering and customer mix complement our existing product offering and customer mix. We believe the acquisition affords us certain revenue synergies. A substantial portion of the assets we acquired are of high quality with yields that are at or above market rates. Likewise, we have the opportunity to cross-sell our other products and services to the newly acquired customers of BankTrust. This acquisition also provides us with a significant trust and wealth management group that enhances our own efforts in this area. We believe that this will allow us to grow our trust business faster than if we had grown it organically.

In connection with the BankTrust acquisition, we retained 41 of the 180 BankTrust employees and closed four of the five branches, which should result in immediate cost savings to us. Under the terms of the merger agreement, a substantial portion of the costs and expenses associated with the branch closings, the liquidation of its operations, and employee reductions were effectively borne by the stockholders of BankTrust through a reduction in the aggregate purchase price. These costs and expenses also included prepayment penalties and fees on all FHLB advances BankTrust had prior to closing. In addition, a substantial portion of the problem assets of BankTrust were transferred to a special purpose vehicle immediately prior to closing for the benefit of the BankTrust stockholders. These problem assets were comprised primarily of (1) loans and leases generated by BankTrust that we identified as having additional loss potential, (2) loans and leases related to boat financing, automobile or equipment leasing and personal installment loans financing, that were in nonaccrual status and/or were 90 days past due as of the effective date of our acquisition of BankTrust, and (3) loans and leases previously charged off by BankTrust. In addition, BankTrust transferred the following assets to the special purpose vehicle under the terms of the merger agreement:

●	sufficient funds to pay lease payments on BankTrust’s operating leases until their expiration date;

●	certain furniture and equipment of BankTrust;

●	certain causes of action of BankTrust; and

●	$200,000 in cash.

On the effective date of the merger, the special purpose vehicle entered into an indemnification and security agreement with us for the purpose of securing the indemnification obligations of BankTrust to us under the merger agreement, (1) up to an aggregate limit of $1.0 million ($500,000 with respect to any claims brought or notified in writing after six months following the effective date of the merger), with respect to a breach by BankTrust of the representations, warranties, covenants and other agreements set forth in the merger agreement and the other agreements contemplated by the merger agreement, (2) without limit as to amount, with respect to losses resulting from certain third party actions, and (3) up to an amount agreed upon by a majority of the members of a joint committee comprised of certain of our officers and certain officers of BankTrust on or before six months after the effective date of the merger or, absent such agreement, an amount established by a third party acceptable to a majority of the members of the joint committee on or before six months after the effective date of the merger, with respect to certain specified matters. We do not hold any equity interest in the special purpose vehicle.

The indemnification and security agreement terminates one year following the effective date of the merger, except with respect to claims brought or notified by us in writing to the special purpose vehicle prior to the first anniversary of the effective date of the merger. In the event that, prior to the first anniversary of the effective date of the merger, we or our related parties incur a loss, bring a claim, or give notice of a potential third party claim or a claim resulting from a breach by BankTrust of any of the representations, warranties, covenants and other agreements set forth in the merger agreement and the other agreements contemplated in the merger agreement, then the special purpose vehicle will pay to us, from its reserve account and from any other assets of the special purpose vehicle, an amount equal to all costs, expenses, fees and losses incurred in connection with such claim. Upon the final resolution of all such claims and potential claims, any remaining funds in the reserve account of the special purpose vehicle will be released and will be available for distribution to the stockholders of the special purpose vehicle.

Banco Financiero de Puerto Rico and Banco del Comercio de Puerto Rico Acquisitions

On December 15, 2002, we acquired all of the issued and outstanding capital stock of Banco Financiero de Puerto Rico for an aggregate purchase price of $1.5 million, consisting of the issuance of common stock valued at $1.2 million and $326,000 in cash. Banco Financiero was merged with and into Eurobank. Banco Financiero operated through three branch offices in Ponce, Puerto Rico. The acquisition was accounted for using the purchase method of accounting under generally accepted accounting principles. The estimated fair value of the assets acquired and liabilities assumed of $2.8 million exceeded the acquisition price of $1.8 million including additional cost associated with the acquisition of $214,000. The Banco Financiero acquisition was accretive to our earnings for the year ended December 31, 2003, as we reduced the pre-closing level of noninterest expense associated with its operations by more than 75.0% within the first 60 days after closing.

On October 26, 1997, we acquired all of the issued and outstanding capital stock of Banco del Comercio de Puerto Rico through a share exchange and the merger of Banco del Comercio with and into Eurobank. Prior to our acquisition, Banco del Comercio operated six branch offices in the San Juan, Carolina and Caguas regions. On the closing date, the net book value of the assets and liabilities of Banco del Comercio were $69.3 million and $65.6 million, respectively. The acquisition was accounted for as a pooling of interests under generally accepted accounting principles. The Banco del Comercio acquisition was accretive to our earnings for the year ended December 31, 1998, as we reduced the pre-closing level of noninterest expense associated with its operations by more than 70.0% within the first 60 days after closing.

Both Banco Financiero and Banco del Comercio were also operating subject to cease and desist orders issued by the FDIC prior to their acquisition by Eurobank. Nevertheless, we were able to integrate the operations of both banks with our operations and, in both instances, achieve significant cost savings within a short period of time after the respective closing dates of each acquisition.

Because both Banco Financiero and Banco del Comercio were classified as “undercapitalized” under applicable capital adequacy guidelines, the cease and desist orders of these institutions were similar in scope. The directives of the cease and desist orders provided, among other measures, emphasis on capitalization requirements and mandated several procedures to strengthen the lending practices and the respective loan portfolios. The directives required the board of directors of each institution to revise and implement acceptable policies and procedures for liquidity, and for guidance and control over internal controls and procedures. Moreover, they also required the development of a written earnings plan, elimination and correction of all violations of law, to attain and thereafter maintain a leverage capital ratio of 6.0%, and the implementation of policies to ensure the effective guidance and control of the lending and collection functions. Except with respect to the requisite capital ratio requirements, each of Banco Financiero and Banco del Comercio generally were in compliance with most of the directives of their respective cease and desist orders.

No particular corrective actions were necessary at the time of the acquisitions because the operations of Banco Financiero and Banco del Comercio were fully and completely integrated into our policies, controls and procedures under the guidance of our management team. These acquisitions had no impact on our operations, liquidity or capital. However, our asset quality was slightly impacted by the increase in nonperforming loans and corresponding delinquency. While in the years immediately after each acquisition the volume of net charge-offs increased, the increased income generated by these acquisitions was more than sufficient to offset the increases in net charge-offs.

Products and Services

Eurobank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. We provide our customers with internet banking, electronic funds transfers through ACH services, cash management, vault services, loan and deposit sweep accounts and lock box services. While we offer a wide variety of financial services to our customers, our primary products and services are grouped in the following categories: commercial banking, leasing (“EuroLease”), mortgage banking (“EuroMortgage”), and trust and wealth management. In addition, we provide automobile, property and casualty, and guaranteed auto protection insurance to customers in our market area through our other wholly owned subsidiary, EuroSeguros. The following provides a summary description of our core products and services:

Commercial Banking

Eurobank markets commercial banking products and services primarily to small and mid-sized businesses located in Puerto Rico. Commercial banking products and services offered include commercial loans, residential construction loans and, to a lesser extent, consumer credit and personal secured loans, as well as a broad range of deposit products and other non-deposit banking services, including internet banking and cash management services tailored to meet the needs of these businesses.

While we market a wide range of commercial banking products and services, emphasis is placed on our loan products. Each commercial lending branch has senior management with extensive lending experience. These managers exercise substantial authority over credit presentation and pricing initiatives, subject to centralized loan approvals for most secured credits over $100,000 and unsecured credits over $50,000. This decentralized management approach, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The centralized approval process, however, provides credit control. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth. As a result of the development of broad banking relationships with customers and the convenience and service of our banking offices, we have experienced growth in core deposits.

We centralize most credit and support functions in order to achieve credit quality consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, credit approval, loan review, compliance, risk management and internal auditing to enhance our delivery of quality service. We also provide overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The branch offices work closely with our central office to develop new products and services needed by our customers and to introduce enhancements to existing products and services.

Construction and Commercial Loans

In the commercial banking area, Eurobank focuses on providing commercial and construction loans to local businesses. These business generally have annual sales ranging from $2.0 million to $40.0 million, and financing requirements between $1.0 million and $10.0 million.

At December 31, 2004, construction loans totaled $80.5 million, or 5.8% of our gross loan and lease portfolio. We seek to market our construction loans to experienced developers who develop residential units throughout the Island in the $125,000 to $185,000 price range and whose peak maximum credit needs for a particular project generally are less than $7.5 million. Construction loans generally have terms of 18 months, with options to extend for additional periods to complete construction and sale of the units. We usually require a 20.0% equity capital investment by the developer and loan-to-value ratios of not more than 80.0% of anticipated completion value.

At December 31, 2004, commercial loans totaled $706.0 million, or 51.2% of our gross loan and lease portfolio. Commercial loans include lines of credit and commercial term loans to finance operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

Lines of credit are extended to businesses based on the financial strength and integrity of the borrower and are secured primarily by real estate, accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, LIBOR or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates that either float with Eurobank’s base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

Over the last five years, our commercial and construction loans have grown 41.01% on a compounded basis. The following table shows end of period balances of commercial and construction loans for the periods indicated below:

As of December 31,
2004	2003	2002	2001	2000
(In thousands)
$786,438	$525,251	$435,322	$276,447	$198,923

Our portfolio of commercial and construction loans is subject to certain risks, including: (1) a possible downturn in the Puerto Rico economy; (2) interest rate increases; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $100,000 for secured credits and $50,000 for unsecured credits; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Consumer Loans

Although Eurobank focuses on marketing commercial loans to local businesses, it also provides consumer credit and personal secured loans to the owners and employees of these businesses. At December 31, 2004, consumer loans totaled $74.8 million, or 5.4% of our gross loan and lease portfolio. Our consumer loan portfolio is subject to certain risks, including: (1) amount of credit offered to consumers in the market; (2) interest rate increases; and (3) consumer bankruptcy laws which allow consumers to discharge certain debts. We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $25,000; (3) strictly adhering to written credit policies; and (4) conducting an independent credit review.

The only major consumer loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $45.9 million as of December 31, 2004. In 2004, the total loss on the sale of repossessed boats at the date of repossession was approximately $39,000. We did not have any marine loans during 2003 and 2002.

Leasing Activities

We entered the leasing business in order to assist us in managing our interest rate risk. We determined that a short to medium-term fixed rate product, such as lease financings, was needed to mitigate our interest rate risk resulting from our high volume of variable rate commercial loans. Our entry into the lease financing market was facilitated by our ability to attract a veteran management team, low entry costs and the opportunity to gain market share.

Under the tradename “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2004, we held $459.3 million in leases, representing 33.3% of our gross loan and lease portfolio. During 2004, approximately 98.3% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value, the numerous risk mitigation parameters that we utilize in the credit underwriting process and the higher yields we earn on lease products. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the senior leasing officer, who has the authority to approve aggregate credit extensions of up to $125,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum dollar amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters, down payments and employment history parameters.

Approximately 65.81% of our new automobile leases are financed on a no residual value basis because the automobiles are transferred to the lessee at the end of the lease term. For those that do have a residual value, the lessee is contractually responsible for the full residual amount at the end of the lease term. We do not have the risk of fluctuations in automobile values relative to residual value. Instead, our risk is a credit risk regarding whether the lessee will perform on its obligation to purchase the automobile at the end of the contract at residual value. In addition, in some instances EuroLease will refinance the automobile purchased at the residual value.

New automobile leases are offered for terms of up to 72 months. Leases with terms of 72 months will be financed based on no residual value. Lessees may also choose a 60-month lease term, in which case we offer financing with a maximum of a 35.0% residual value. This higher residual value product is usually offered only on high-end European and Japanese automobiles based on historical used automobile resale values.

Under current Puerto Rican law, the lessee is deemed to be the title holder of a leased automobile and therefore is responsible for all tort liability associated with the operation and possession of the automobile.

We have developed procedures designed to facilitate the success of our lease financing business. Our salespeople generate the leases at the automobile dealer level. We are highly selective with respect to our customers, and are aided in this selection by referrals from the automobile dealers. We also market this service to our targeted customers. While most of our leases are for automobiles, in some cases we have been willing to provide equipment lease financing for our commercial customers.

We believe the collection process is an integral component to a successful leasing business. Our collection efforts with respect to leases start 10 days after the due date of each lease. A collections staff of seven internal collectors, three outside collectors, and four collection officers is managed by two Collections Managers and five supervisors. Our internal collectors are responsible for all efforts to collect on leases under 30 days past due. If a customer cannot be reached by phone, the account is then assigned to the outside collectors staff. When the account reaches 60 days past due, repossession efforts are started. If a customer does not deliver the automobile voluntarily, the case is referred to our outside collections lawyers. Most of our repossessions are voluntary. Court proceedings for repossession take approximately 60 days. Once repossessed, vehicles and equipment are initially recorded at the lower of fair value or book value at the date of repossession, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made quarterly after its repossession. Additional declines in value after repossession, if any, are charged to current operations. Gains or losses on disposition of repossessed assets and related maintenance expenses are included in current operations. The total loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession was 16.0% in 2004, 14.2% in 2003, and 7.5% in 2002. The increase in our loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession for the last three years was due in part to increases in the size of our lease portfolio, which increased our volume of repossessed assets. The increased volume of repossessed assets resulted in more aggressive disposition efforts, a strategy that permitted us to move inventory at a faster pace decreasing our balance of repossessed assets, but increasing our total losses per unit. Repossessed vehicles and equipment were $2.9 million, $3.6 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio of loss on the sale of repossessed assets to our leasing portfolio calculated using the year end balance was 0.68% in 2004, 0.82% in 2003, and 0.51% in 2002. These fluctuations were mainly due to aforementioned aggressive efforts and the increase in our lease portfolio from $256.1 million at the end of fiscal 2002 to $459.3 million at the end of fiscal 2004, an increase of 79.3%.

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Originations	$257,808	$185,321	$138,922	$78,835	$64,138
End of period balance	$459,251	$315,935	$256,087	$138,629	$80,270

Eurobank intends to continue to increase its lease origination volume by expanding the number of full-time representatives and increasing its marketing efforts to its existing portfolio of more than 17,000 lease customers. It also intends to focus on improving the overall quality and service to its network of dealers. We seek to avoid an excess concentration of leases as a percentage of interest-earning assets. We plan to maintain the approximate size of the lease portfolio relative to the size of the total loan portfolio, while increasing the volume of leases originated for resale to other financial institutions. Typically, we retain the right to service the leases we sell. During 2004, we sold approximately $30.0 million in leases. For more information regarding the accounting treatment of these servicing assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Servicing Assets,” and “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements.

Mortgage Banking

Under the tradename “EuroMortgage,” Eurobank offers Federal National Mortgage Association, or FNMA, Veterans Affairs, or VA, and Federal Housing Administration, or FHA, and Freddie Mac loans, as well as conforming and non-conforming mortgage loans. In 2004 and 2003, Eurobank increased mortgage production significantly, taking advantage of prevailing low mortgage rates to continue boosting loan originations, as well as refinancing existing mortgages. We are an approved seller/servicer for FNMA and Freddie Mac. Eurobank has continued to make inroads in the market by providing for the efficient and expeditious turnaround of new loan applications and by establishing certain strategic relationships that allow access to secondary mortgage markets on a best price basis. At December 31, 2004, mortgage loans totaled $51.7 million, representing 3.7% of our gross loan and lease portfolio.

Our targeted market for mortgage banking is the financing of the homes or units financed by our construction lending department. We also provide mortgage banking services to our retail customers and to the owners, executives and employees of our targeted commercial customers. In addition, our salespeople engage in marketing and direct selling efforts to the general community. All mortgages originated by Eurobank are fixed-rate mortgages with a maximum term of 30 years. A majority of the mortgage loans we originate are sold into the secondary market with servicing released. We have been authorized by FNMA and Freddie Mac to create mortgage loan pools to be sold in the secondary market or marketed in connection with our wealth management activities. However, as of December 31, 2004, we had not created any such pool. It is our intention to create such pools in the future.

The following table sets forth the dollar volume of mortgage originations by Eurobank and the end of period balances of mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Originations	$257,808	$185,321	$138,922	$78,835	$64,138
End of period balance	$459,251	$315,935	$256,087	$138,629	$80,270

Our strategy is to sell conforming FNMA and Freddie Mac mortgages either as whole loans or in the form of mortgage-backed securities. We also sell the servicing rights to the mortgage loans that we originate except for those mortgage loans we hold for long-term investment.

Our portfolio of mortgage loans is subject to certain risks, including: (1) a possible downturn in the Puerto Rico economy affecting real estate values; (2) interest rate increase; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $400,000; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Trust and Wealth Management

In 2002, we established Eurobank’s trust and wealth management business to cross-sell retirement benefits, personal trust and wealth management services to the owners, executives and employees of our business customers. As of December 31, 2004, Eurobank had approximately $283.2 million in trust assets under management, including $269.1 million of trust assets which were acquired in the BankTrust merger. Historically, the revenues associated with our trust and wealth management group have not been material, but as a result of the BankTrust acquisition, we expect a significant increase in revenues generated by this group.

As part of our trust and wealth management business, we began offering brokerage services under the tradename “Eurofinancial” during the fourth quarter of 2002. We offer a full array of investment products and services through a third-party broker dealer in order to serve our customers’ investment needs. This is part of our strategy of creating financial centers in which each customer may access a variety of integrated financial products and services. Investment products are offered through an association with Financial Networks, Inc., a registered broker-dealer. In relation to our wealth management efforts, we offer financial planning and investment management/brokerage services through third-party providers to the owners or executives of our targeted customers. During 2004 and 2003, we sold approximately $18.9 million and $7.0 million, respectively, in investments to our customers. We currently employ three registered brokers.

Insurance

EuroSeguros, our general insurance agency, was organized in the fourth quarter of 2002 as a wholly owned subsidiary of EuroBancshares. EuroSeguros primarily offers automobile, property and casualty, and guaranteed auto protection insurance to customers in our market area. While EuroSeguros represents several insurance companies in Puerto Rico, it primarily offers its insurance products through its association with Marsh-Saldaña, Inc., Puerto Rico’s largest insurance brokerage firm, and a subsidiary of Marsh & McLennan, Inc. EuroSeguros is licensed and regulated by the Office of the Commissioner of Insurance of Puerto Rico.

EuroSeguros’ goals for the year 2005 are to expand to offer title insurance products and to continue to work closely with Eurobank’s mortgage customers, leasing customers and branch professionals, while continuing to enhance personalized service to all of these customers.

International Banking Entities

During the first six months of 2004, we transferred all of the assets and liabilities of Eurobank International, an IBE that operated as a division of Eurobank, to a recently organized IBE subsidiary of Eurobank, EBS Overseas, Inc. We also have an IBE that operates as a division of Eurobank under the name BT International. This IBE was acquired in connection with the acquisition of BankTrust. We have continued to operate BT International as a division of Eurobank and do not have immediate plans to transfer its assets to our subsidiary, EBS Overseas, Inc.

IBEs are limited under the IBE Act with respect to the types of activities they can undertake. In general, IBEs may accept deposits or borrow money from other IBEs and from “foreign persons.” For purposes of the IBE Act, a “foreign person” is defined as anyone who is not a resident of Puerto Rico. IBEs are also permitted to engage in any activity that is financial in nature outside of Puerto Rico that is permissible for a bank holding company or a foreign office or subsidiary of a United States bank under applicable United States law. Typically, we borrow funds in the United States in the form of repurchase obligations or brokered deposits (considered foreign under the IBE Act) and invest those funds primarily in United States Treasury Obligations, U.S. Government Agencies Obligations, U.S. Government Sponsored Agencies Obligations, Mortgage Back Securities issued or guaranteed by U.S. Government Agencies or U.S. Government Sponsored Agencies and obligations issued by U.S. Corporations. The income earned from this activity is tax exempt. For more information regarding the regulation of IBEs, see the section of this prospectus captioned “Supervision and Regulation — International Banking Center Regulatory Act.”

EBS Overseas, Inc. is authorized to invest in notes and bonds issued by the U.S. government, the Commonwealth of Puerto Rico, other foreign governments and their agencies, and U.S. and foreign corporations. As of December 31, 2004, EBS Overseas’ investment portfolio consisted of the following: 57.3% in mortgage-backed securities issued or guaranteed by government or government sponsored agencies, 18.5% in U.S. Treasury obligations, 13.6% in U.S. government agency obligations, 10.1% in mortgage-backed securities issued by U.S. corporations, and 0.5% in Puerto Rico Public Authorities.

We have structured EBS Overseas’ investment portfolio so that it can perform well in different interest rate environments. The interest and market risk of EBS Overseas’ investment portfolio is generally lower than that of other IBEs in Puerto Rico. The typical IBE investment portfolio includes debt securities with maturities of up to 10 years and mortgage-backed securities with expected average maturities of up to 12 years funded primarily with short-term brokerage deposits and loans secured by repurchase obligations. The maturities on debt obligations in EBS Overseas’ investment portfolio range from 1.5 to 7 years with an estimated average maturity as of December 31, 2004 of 20 months. The estimated maturities of mortgage-backed securities in the portfolio also range from 1.5 to 7 years, with an average maturity as of December 31, 2004 of approximately 39 months.

As of December 31, 2004, EBS Overseas had total assets of approximately $477.4 million, repurchase obligations of approximately $286.6 million, borrowings from BT International of approximately $180.0 million and stockholders’ equity of approximately $10.0 million. Further, as of December 31, 2004, BT International had total assets of approximately $280.5 million, deposits of approximately $122.0 million, repurchase agreements and other borrowings of approximately $157.2 million and stockholders’ equity attributable to the IBE of approximately $600,000.

Eurobank Statutory Trust I and II

On November 11, 2001, Eurobank Statutory Trust I, a special purpose statutory trust subsidiary of EuroBancshares, was formed for the purpose of issuing $25.0 million in trust preferred securities, which were issued on December 18, 2001. On December 10, 2002, Eurobank Statutory Trust II, a special purpose statutory trust subsidiary of EuroBancshares was formed for the purpose of issuing $20.0 million in trust preferred securities, which were issued on December 19, 2002. For additional information, see the sections of this Annual Report on Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Sources of Funds.”

Market

We consider our primary market area to be the island of Puerto Rico. We serve this market through our main office and branches in the greater metropolitan area of San Juan and our branches in Bayamón, Caguas, Carolina, Cidra, Condado, Guaynabo, Hatillo, Ponce, Humacao, Luquillo, San Lorenzo, Manatí and Mayagüez, Puerto Rico. Puerto Rico is the fourth largest of the Caribbean Islands and is located approximately 1,100 miles southeast of Miami. It is approximately 100 miles long and 35 miles wide.

Puerto Rico came under United States sovereignty in 1898 and obtained commonwealth status in 1952. Puerto Ricans have been citizens of the United States since 1917. The United States and Puerto Rico share a common defense, market and currency. The Commonwealth of Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. Most federal taxes, except those such as Social Security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on income earned in Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000, compared to 3.5 million in 1990. As of 2000, the population of San Juan, the Island’s capital and largest city, was approximately 434,000.

The economy of Puerto Rico is closely linked to that of the United States. As such, factors affecting the United States economy usually have a significant impact on the performance of the Puerto Rico economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, and the rate of inflation and tourist expenditures. Consequently, the economic slowdowns in the United States in 2001 and 2002 and the subsequent recovery in 2003, which continued in 2004, have also been reflected in the Puerto Rico economy. During the fiscal year 2003, preliminary reports of the Puerto Rico Planning Board indicated that the economy registered an increase of 1.9% in real gross product. Gross product was $47.4 billion in fiscal year 2003 compared to $45.0 billion in fiscal year 2002. According to the Puerto Rico Department of Labor and Human Resources, the average unemployment rate in Puerto Rico was 12.0% in fiscal year 2003. However, this figure does not take into account the self-employment rate of individuals in Puerto Rico which is estimated to be approximately 15.0%, more than double the level in the United States.

The dominant sectors of the Puerto Rico economy are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments and certain high technology machinery and equipment. The services sector, including finance, insurance, real estate, wholesale and retail trade and tourism, also plays a major role in the economy. It ranks second only to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment. The other material sectors of the Puerto Rican economy include government, transportation and agriculture.

As of December 31, 2004, there were 14 FDIC insured commercial bank and trust companies operating in Puerto Rico. Total assets of these institutions as of December 31, 2004 were $94.3 billion. As of December 31, 2004, there were 36 International Banking Entities operating in Puerto Rico licensed to conduct offshore banking transactions, with total assets of $66.8 billion. As of December 31, 2004, Eurobank held 3.0% of the deposits held by FDIC insured financial institutions in Puerto Rico.

Environmental Compliance

In addition to our obligations under environmental laws with respect to property that we own, there are several federal and state statutes that govern the rights and obligations of financial institutions with respect to environmental issues. In addition to being directly liable under these statutes for its own conduct, a financial institution may also be held liable under certain circumstances for the actions of borrowers or other third parties on property that collateralizes a loan held by the institution. This potential liability may far exceed the original amount of the loan made by the financial institution, which is secured by the property. Currently, we are not a party to any legal proceedings involving potential liability under applicable environmental laws.

Employees

We had approximately 464 full-time equivalent employees as of December 31, 2004. Our future success will depend in part on our ability to attract, retain and motivate highly qualified management and other personnel. We provide health, life and disability coverage for our employees and make contributions on behalf of eligible employees under a plan intended to qualify as a simplified employee pension plan under the Puerto Rico Internal Revenue Code. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Available Information

Our Internet website address is www.eurobankpr.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

SUPERVISION AND REGULATION

This following is a summary description of the relevant laws, rules and regulations governing banks and bank and financial holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

General

The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

Legislation is from time to time introduced in Congress and Puerto Rico’s legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment of EuroBancshares and Eurobank in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon the financial condition and results of operations of EuroBancshares or Eurobank, or any of their subsidiaries.

EuroBancshares

EuroBancshares is a financial holding company registered under the Bank Holding Company Act, and is subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength

EuroBancshares is regarded as a legal entity separate and distinct from its other subsidiaries. The principal source of our revenue is dividends received from Eurobank. Various federal and state statutory provisions limit the amount of dividends Eurobank can pay to EuroBancshares without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the United States Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Activities “Closely Related” to Banking

The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing, and financial counseling and tax planning. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

Gramm-Leach Bliley Act; Financial Holding Companies

The Gramm-Leach-Bliley Financial Modernization Act of 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” EuroBancshares made an election to become a financial holding company on September 20, 2002.

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that:

●	states that the bank holding company elects to become a financial holding company;

●	provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company;

●	certifies that each depository institution controlled by the bank holding company is “well-capitalized” as of the date the bank holding company submits its declaration;

●	provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and

●	certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration.

The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:

●	financial in nature;

●	incidental to such financial activity; or

●	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: lending, trust and other banking activities; insurance activities; financial or economic advisory services; securitization of assets; securities underwriting and dealing; existing bank holding company domestic activities; existing bank holding company foreign activities and merchant banking activities. In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the United States Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establish procedures and practices to protect customer data from unauthorized access. EuroBancshares and its subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Annual Reporting; Examinations

We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such the examination.

Capital Adequacy Requirements

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $150.0 million or more in assets on a consolidated basis. EuroBancshares currently has consolidated assets in excess of $150.0 million is therefore subject to the Federal Reserve Board’s capital adequacy guidelines.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2004, our Tier 1 risk-based capital ratio was 12.73% and its total risk-based capital ratio was 13.94%. Thus, EuroBancshares is considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2004, our leverage ratio was 9.91%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all, or substantially all, of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

Cross-guarantees

Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. Eurobank is currently the only FDIC-insured depository institution subsidiary of EuroBancshares.

Because EuroBancshares is a legal entity separate and distinct from Eurobank, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of Eurobank, the claims of depositors and other general or subordinated creditors of Eurobank would be entitled to a priority of payment over the claims of holders of any obligation of Eurobank to its shareholders, including any depository institution holding company (such as EuroBancshares) or any shareholder or creditor of such holding company.

USA Patriot Act

On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and deter international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the Bank Holding Company Act, which acts apply to Eurobank and EuroBancshares, respectively. EuroBancshares and its subsidiaries, including Eurobank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

Sarbanes-Oxley Act of 2002

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of the Sarbanes-Oxley Act.

In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, the Sarbanes-Oxley Act places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the client’s audit committee. Also, the Sarbanes-Oxley Act makes certain changes to the requirements for partner rotation after a period of time. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. Furthermore, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under this law, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report any such change within two business days of the change.

The Sarbanes-Oxley Act increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.

The Sarbanes-Oxley Act also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. Commencing with its 2005 annual report, Eurobancshares will be required to include an internal control report containing management’s assertions regarding the effectiveness of its internal control structure and procedures over financial reporting. The internal control report must include statements regarding management’s responsibility for establishing and maintaining adequate internal control over financial reporting; management’s assessment as to the effectiveness of the company’s internal control over financial reporting, based on management’s evaluation of it  as of year-end; and of the framework used as criteria for evaluating the effectiveness of the company’s internal control over financial reporting. The law also requires the company’s registered public accounting firm that issues the audit report to attest to, and report on, management’s assessment of the company’s internal controls over financial reporting in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

Eurobank

Eurobank is subject to extensive regulation and examination by the Commissioner of Financial Institutions of Puerto Rico and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and Puerto Rico laws and regulations which are applicable to Eurobank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Transactions with Affiliates

There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and Regulation W, governing the extent to which Eurobank will be able to purchase assets from or securities of or otherwise finance or transfer funds to EuroBancshares or its nonbanking subsidiaries. Among other restrictions, such transfers by Eurobank to EuroBancshares or any of its nonbanking subsidiaries generally will be limited to 10.0% of Eurobank’s capital and surplus and, with respect to EuroBancshares and all such nonbanking subsidiaries, to an aggregate of 20.0% of Eurobank’s subsidiary’s capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

In addition, any transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate generally must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

Loans to Insiders

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Dividends

The ability of Eurobank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended, the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by Eurobank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991.

FDIC Capital Requirements

Eurobank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators.

The FDIC and the Commissioner of Financial Institutions of Puerto Rico monitor the capital adequacy of Eurobank by using a combination of risk-based guidelines and leverage ratios. The agencies consider the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.

Under the risk-based capital guidelines, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

●
common stockholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments; less net unrealized losses on marketable equity securities);

●	certain noncumulative perpetual preferred stock and related surplus; and

●	minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets.

The remainder, supplementary (Tier 2) capital, may consist of:

●	allowance for loan and lease losses, up to a maximum of 1.25% of risk-weighted assets;

●	certain perpetual preferred stock and related surplus;

●	hybrid capital instruments;

●	perpetual debt;

●	mandatory convertible debt securities;

●	term subordinated debt;

●	intermediate-term preferred stock; and

●	certain unrealized holding gains on equity securities.

“Total risk-based capital” is determined by combining core capital and supplementary capital.

Under the regulatory capital guidelines, Eurobank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to adjusted total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered adequately capitalized. See discussion in the section below captioned “The FDIC Improvement Act.”

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect Eurobank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. Eurobank is not subject to any such requirements.

FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

The FDIC Improvement Act

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, Eurobank was classified as “well-capitalized” as of December 31, 2004.

In addition, if a state non-member bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every eighteen months.

Brokered Deposits

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “brokered deposits,” represented approximately 36.3% of Eurobank’s total deposits as of December 31, 2004. As previously mentioned, Eurobank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.

Federal Limitations on Activities and Investments

The equity investments and activities as a principal of FDIC-insured state-chartered banks such as Eurobank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.

FDIC Deposit Insurance Assessments

In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations that provide for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories have three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (which would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund, or BIF. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the BIF.

On June 30, 1996, the Deposit Insurance Funds Act of 1996, or DIFA, was enacted and signed into law as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. DIFA established the framework for the eventual merger of the BIF and the Savings Association Insurance Fund, or SAIF, into a single Deposit Insurance Fund. It repealed the statutory minimum premium and, under implementing FDIC regulations promulgated in 1997, premiums assessed by both the BIF and the SAIF are to be assessed using the matrix described above at a rates between 0 cents and 27 cents per $100 of deposits.

DIFA also separated, effective January 1, 1997, the Financing Corporation, or FICO, assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO rate may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. Accordingly, Eurobank may be subject to two separate premiums (for servicing interest on bond obligations and for the BIF/SAIF insurance), if such premiums are assessed.

The FDIC may terminate the deposit insurance of any insured depository institution, including Eurobank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Eurobank’s deposit insurance.

Check Clearing for the 21st Century Act

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

●	allowing check truncation without making it mandatory;

●	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

●	legalizing substitutions for and replacements of paper checks without agreement from consumers;

●	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

●
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

●	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. EuroBancshares has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated Eurobank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, Eurobank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Eurobank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Interstate Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

For purposes of the Riegle-Neal Act’s amendments to the FDIA, Eurobank is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act of 1978, Eurobank is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Eurobank’s home state. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or to which “home state” determination rules will apply.

Eurobank currently does not have any branches outside Puerto Rico.

Federal Home Loan Bank System

The FHLB system, of which Eurobank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, Eurobank is entitled to borrow from the FHLB of New York, or FHLB-NY, and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose is deemed to be not less than 30% of assets or 5% of the total amount of advances by the FHLB-NY to Eurobank. Eurobank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to Eurobank are secured by a portion of the its mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by Eurobank.

Mortgage Banking Operations

Eurobank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Eurobank is also subject to regulation by the Commissioner of Financial Institutions of Puerto Rico, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, Eurobank is subject to the supervision, examination and regulation of the Commissioner of Financial Institutions of Puerto Rico, pursuant to the Puerto Rico Banking Act of 1933, as amended. Certain of those activities are described in this “Supervision and Regulation” section above.

Puerto Rico Banking Law

Section 12 of the Puerto Rico Banking Law requires the prior approval of the Commissioner of Financial Institutions of Puerto Rico with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5.0% of the outstanding voting capital stock of the bank. The Commissioner of Financial Institutions of Puerto Rico has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Law, the determination of the Commissioner of Financial Institutions of Puerto Rico whether to approve a change of control filing is final and non- appealable.

Section 16 of the Puerto Rico Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received; (3) money deposited in other banks or depository institutions, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day and (5) any other asset that the Commissioner of Financial Institutions of Puerto Rico determines from time to time.

Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make unsecured loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15.0% the sum of (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50.0% of the commercial bank’s retained earnings and (iv) any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2004, the legal lending limit for Eurobank under this provision was approximately $17.1 million. If such loans are secured by collateral worth at least 25.0% more than the amount of the loan, the aggregate maximum amount may reach one-third of the sum of Eurobank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2004, the legal lending limit for Eurobank under this provision was approximately $37.6 million. There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans which are fully secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

Section 17 of the Puerto Rico Banking Law also prohibits Puerto Rico commercial banks from making loans secured by their own stock and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.

Section 27 of the Puerto Rico Banking Law also requires that at least 10.0% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100.0% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2004, Eurobank had $4.7 million in its reserve fund.

Section 27 of the Puerto Rico Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividends shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital of the bank.

Section 14 of the Puerto Rico Banking Law authorizes Eurobank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. Eurobank recently organized an IBE subsidiary, EBS Overseas.

Puerto Rico Usury Law

The rate of interest that Eurobank may charge on real estate and other types of loans to individuals in Puerto Rico is subject to Puerto Rico’s usury law. That law is administered by the Finance Board, which consists of the Secretaries of the Treasury, Commerce and Consumer Affairs Departments, the Commissioner of Financial Institutions of Puerto Rico, the President of the Planning Board, the President of the Government Development Bank for Puerto Rico, the Secretary of Economic Development and Commerce Department and a representative of the private financial industry. The Finance Board promulgates regulations which specify maximum rates on various types of loans to individuals and revises those regulations periodically as general interest rates change.

Among the most important regulations enforced on interest rates are Regulations 5722, 5782 and 6070. Pursuant to Regulation 5782, there is no limitation on interest rates that may be charged on small personal loans. The same rule applies to retail installment sale contracts and credit card loans as provided by Regulation 6070. The rates on these loans are established as a result of the market and competition.

Interest rates that may be charged on personal loans, personal lines of credit, cash advances on credit cards, commercial loans or commercial lines of credit and residential and commercial mortgage loans are not restricted by Regulation 5722. The rates on these loans are established as a result of the market and competition. Regulation 5722 does establish restrictions on prepayment penalties and late charges for all loans, except commercial loans.

International Banking Center Regulatory Act

We recently transferred all of the assets and liabilities of our IBE Eurobank International, which operated as a division of Eurobank, to a recently organized IBE subsidiary of Eurobank, EBS Overseas. We also have an IBE that operates as a division of Eurobank under the name BT International. We acquired this IBE in connection with the acquisition of BankTrust. Due to statutory limitations on the amount of assets that can be transferred to subsidiary IBEs while still preserving tax benefits, we will continue to operate the acquired IBE as a division of Eurobank and will not immediately transfer its assets to our new subsidiary IBE, EBS Overseas.

The business and operations of our IBEs are subject to supervision and regulation by the Commissioner of Financial Institutions of Puerto Rico. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner of Financial Institutions of Puerto Rico, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Commissioner of Financial Institutions of Puerto Rico limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE regulations, our IBEs must maintain books and records of all their transactions in the ordinary course of business. The IBEs are also required to submit to the Commissioner of Financial Institutions of Puerto Rico quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

The IBE Act empowers the Commissioner of Financial Institutions of Puerto Rico to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE regulations or the terms of its license, or if the Commissioner of Financial Institutions of Puerto Rico finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

IBEs generally are exempt from taxation under United States federal law and Puerto Rico law. Recently, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank. Thus, only BT International, which operates as a division of Eurobank rather than a subsidiary, is impacted by the new law. However, we cannot give you any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to EBS Overseas. A reduction of such tax benefits may reduce our earnings.

EuroSeguros, Inc.

EuroSeguros is a wholly owned subsidiary of EuroBancshares and is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico. EuroSeguros is subject to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.

Future Legislation and Economic Policy

Management of EuroBancshares and Eurobank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2. Properties.

Our principal offices, including the principal offices of the Bank, are located in our main office building at 270 Muñoz Rivera Avenue in San Juan, Puerto Rico. In addition to the main office, we operate at 25 locations. While all of Eurobank’s 21 branch facilities provide full banking services, we consider 16 of these to be primarily commercial loan generating facilities. In connection with the BankTrust acquisition we added one additional branch office located in Guaynabo, Puerto Rico. All other branches acquired in the BankTrust acquisition were closed and their operations consolidated with our other branches. A substantial portion of the expenses associated with these branch closings were effectively borne by the stockholders of BankTrust through a reduction in the aggregate purchase price. The following is a list of our operating locations:

Location	Lease Expiration Date(1)	Owned or Leased

Main Office:
270 Muñoz Rivera Avenue	N/A	Owned(2)
San Juan, Puerto Rico 00918

Departments:
Accounting, Marketing and Human Resources:
Fourth Floor	12/31/2007	Leased
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

EuroLease:
State Road #2, Km. 2.5	8/31/2007	Leased
Kennedy Avenue
San Juan, Puerto Rico 00920

EuroMortgage:
State Road #190	5/31/2007	Leased
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Branch Administration and Compliance:
1302 Jesús T. Piñero Avenue	12/31/2011	Leased
San Juan, Puerto Rico 00918

Credit Administration:
Old Corona Building	4/30/2007	Leased
Building #5, Fifth Floor
Santurce, Puerto Rico 00907

Operations:
Old Corona Building	8/31/2007	Leased
Building #5, Second Floor, Local #3
Santurce, Puerto Rico 00907

Branches:
Bayamón Branch	9/30/2017	Leased
Comerío Avenue, corner of Sierra Bayamón
Bayamón, Puerto Rico 00961
Caguas I Branch	5/31/2007	Leased
A-1 Muñoz Rivera Avenue
Caguas, Puerto Rico 00725

Caguas II Branch	6/30/2005	Leased
32 Acosta Street, corner of Ruiz Belvis
Caguas, Puerto Rico 00725

Carolina Branch	9/30/2007	Leased
State Road #190
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Location	Lease Expiration Date(1)	Owned or Leased

Cidra Branch	4/30/2006	Leased
Luis Muñoz Rivera Street
corner of José de Diego
Cidra, Puerto Rico 00739

Condado Branch	3/31/2009	Leased
1408 Magdalena Avenue
Santurce, Puerto Rico 00907

Hato Rey Branch	N/A	Owned(2)
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Humacao Branch	5/31/2026	Leased
Plaza Mall Lot #3, State Road No. PR52
Corner State Road No. PR3
Humacao, Puerto Rico 00791

Luquillo Branch	4/29/2006	Leased
State Road No. PR3, Km. 36.2
Luquillo, Puerto Rico 00773

Manatí Branch	8/30/2011	Leased
State Road No. PR2, Km. 49.5
Manatí, Puerto Rico 00674

Ponce Plaza Branch	12/31/2006	Leased
Mayor Street, corner of Isabel Street
Ponce, Puerto Rico 00731

Ponce Hostos Branch	10/31/2008	Leased
26 Hostos Avenue
Ponce, Puerto Rico 00731

Ponce Morell Campos Branch	12/31/2005	Leased
State Road #10, Km. 1.5
Ponce, Puerto Rico 00731

Ponce Marvesa Branch	Expired(3)	Leased
Marvesa Building #100
La Rambla
Ponce, Puerto Rico 00731

Puerto Nuevo Branch	12/31/2011	Leased
1302 Jesús T. Piñero
corner de Diego Avenue
San Juan, Puerto Rico 00921

San Francisco Branch	4/30/2006	Leased
Villas de San Francisco Shopping Center
85 de Diego Avenue
Río Piedras, Puerto Rico 00927

San Lorenzo Branch	8/01/2008	Leased
155 South Luis Muñoz Rivera Street
San Lorenzo, Puerto Rico 00754

Location	Lease Expiration Date(1)	Owned or Leased

San Patricio Branch	2/15/2010	Leased
San Patricio Office Center
8 Tabonuco Street
Guaynabo, Puerto Rico 00969

Villa Palmera Branch	12/31/2008	Leased
Eduardo Conde Avenue
corner of Tapia Street
Santurce, Puerto Rico 00915

Mayagüez Branch	11/30/2025	Leased
State Road No. PR2, Km. 153.2
Mayagüez, Puerto Rico 00681

Hatillo Branch	11/30/2007	Leased
State Road No. PR2, Km. 87.0
Hatillo, Puerto Rico 00659
__________

(1)	Most of these leases have options for extensions. In addition, several have early termination clauses.

(2)	The properties owned by EuroBancshares located at 270 Muñoz Rivera Avenue are part of a 180,000 square foot commercial office building. EuroBancshares owns a portion of the lobby area on the ground floor where it operates a branch and also owns the first floor of this office building where its headquarters are located. In addition, EuroBancshares also owns certain parking spaces and a portion of the common areas of this office building.

(3)	The lease at this location expired on January 1, 1997, but Eurobank continues to pay rent to the lessor on a month-to-month basis. Eurobank believes that the lessor will not require Eurobank to vacate the premises in the immediate future.

ITEM 3. Legal Proceedings.

We are currently the defendant in a suit filed on November 14, 1994 by Carlos Gonzalez Jusino in the Superior Court of Puerto Rico, Ponce Section (Carlos Gonzalez Jusino v. Eurobank & Trust Company — Civil #JAC 1994-0608). The complaint alleges that money was permitted to be withdrawn from a corporate account at the Bank without full written authorization, and seeks restoration of $890,075.99 in funds, interest thereon, and attorney’s fees. While the trial court found in favor of the plaintiff, we have appealed the ruling and believe that we should ultimately prevail based on legal precedent we feel favors our position.

Except for the foregoing, there are no material pending legal proceedings to which we or Eurobank is a party or to which any of our properties are subject; nor are there material proceedings known to us, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to us or Eurobank.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on August 11, 2004 and is listed on the Nasdaq National Market System under the symbol “EUBK”. Prior to that date, our common stock was privately held and not listed on any public exchange or actively traded. As of December 31, 2004, there were 19,564,086 shares issued and outstanding held by 398 stockholders of record, including all directors and officers of Eurobancshares, Inc., excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners is unknown to us at this time.

The following table presents the high and low sales prices for our common stock reported on the Nasdaq National Market System since August 11, 2004:

	2004
	High	Low
Third Quarter (beginning August 11, 2004)	$18.64	$15.78
Fourth Quarter	$21.40	$18.32

Dividends

We have not paid cash dividends historically, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors that our Board of Directors may deem relevant.

As a holding company, we ultimately depend on Eurobank to provide funding for our noninterest expenses and dividends. Various banking laws applicable to Eurobank limit the payment of dividends, management fees and other distributions by Eurobank to us, and may therefore limit our ability to pay dividends on our common stock. We are also restricted from paying dividends on our common stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures. In addition, we generally are unable to declare and pay dividends on our common stock if there are any accrued and unpaid dividends on our Series A Preferred Stock for the preceding 12 months. For additional information, see the sections of this report captioned “Supervision and Regulation — EuroBancshares — Regulatory Restrictions on Dividends; Source of Strength” and “Supervision and Regulation — Eurobank — Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding our equity compensation plan at December 31, 2004:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,091,312	$5.22	1,208,864

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

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

We issued and sold 3,967,500 of the aggregate 4,479,236 shares sold in the offering. The aggregate price of the shares registered and sold by us was $55.5 million. In connection with the offering, we paid an aggregate of approximately $3.9 million in underwriting discounts and commissions to the underwriters and paid other estimated expenses of approximately $1.5 million. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $50.1 million. We have invested the net proceeds from the offering for the normal course of our operation, which included investing in United States government securities and other investments, loans and other banking assets as presented on the cosolidated balance sheet.

Certain of our stockholders issued and sold the remaining 511,736 of the aggregate 4,479,236 shares sold in the offering. The aggregate price of the shares registered and sold by the selling stockholders was $7.2 million. The selling stockholders paid an aggregate of approximately $501,501 in underwriting discounts and commissions to the underwriters in connection with the offering. After deducting the underwriting discounts and commissions described above, the selling stckholders received net proceeds from the offering of approximately $6.7 million.

ITEM 6. Selected Financial Data.

We derived our selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2004 from our audited consolidated financial statements and the notes thereto. Our audited consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and the report thereon by KPMG LLP are included elsewhere in this Annual Report on Form 10-K.

EuroBancshares was incorporated on November 21, 2001. As a result, the financial information below for the years 2004, 2003 and 2002 includes consolidated information for both EuroBancshares and Eurobank. Financial data shown for the years 2001 and 2000 includes the financial information for Eurobank only.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included elsewhere in this Annual Report. Results from past periods are not necessarily indicative of results that may be expected for any future period. Average balances have been computed using daily averages.

	As of or for the Year Ended December 31,

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$103,476	$71,516	$54,968	$44,590	$34,788
Total interest expense	41,481	31,922	25,124	21,379	16,872
Net interest income	61,995	39,594	29,844	23,211	17,916
Provision for loan and lease losses	7,100	6,451	3,354	2,377	1,343
Net interest income after provision for loan and lease losses	54,895	33,143	26,490	20,834	16,573
Noninterest income:
Service charges and other fees	8,057	5,456	4,331	3,641	3,059
Gain on sale of loans and leases, net	1,395	3,547	—	975	—
Gain on sale of securities, net	—	707	—	195	354
Loss on sale of other real estate owned and repossessed assets, net	(359)	(663)	(310)	(86)	—
Total noninterest income	9,093	9,047	4,021	4,725	3,413
Noninterest expense:
Salaries and benefits	19,194	15,434	11,943	9,375	7,640
Professional fees	2,196	1,402	1,055	951	576
Other noninterest expense	15,635	12,039	8,936	7,282	5,831
Total noninterest expense	37,025	28,875	21,934	17,608	14,047
Income before income taxes and extraordinary gain	26,963	13,315	8,577	7,951	5,939
Income taxes	8,663	3,432	2,724	2,147	1,908
Extraordinary gain(1)	4,419	—	1,081	—	—
Net income	$22,719	$9,883	$6,934	$5,804	$4,031
Common Share Data:
Earnings per common share — basic:
Income before extraordinary gain	$1.08	$0.71	$0.43	$0.47	$0.40
Extraordinary gain	0.27	—	0.08	—	—
Net income	1.35	0.71	0.51	0.47	0.40
Earnings per common share — diluted:
Income before extraordinary gain	1.04	0.69	0.42	0.46	0.40
Extraordinary gain	0.26	—	0.08	—	—
Net income	1.30	0.69	0.50	0.46	0.40
Cash dividends declared	—	—	—	—	—
Book value per common share	8.12	4.67	4.13	3.53	2.99
Common shares outstanding at end of period	19,564,086	13,947,396	13,879,370	13,556,994	12,054,004
Average diluted shares outstanding	17,152,261	14,234,168	13,724,248	12,427,640	10,127,258
Balance Sheet Data (at end of period):
Total assets	$2,102,789	$1,320,934	$1,035,305	$607,715	$452,009
Investment securities available-for-sale	555,482	324,938	145,795	88,709	103,737
Investment securities held-to-maturity	49,504	—	—	225	228
Gross loans and leases	1,387,613	899,392	767,792	458,680	312,197
Allowance for loan and lease losses	19,039	9,394	6,918	4,513	3,050
Deposits	1,409,036	984,549	843,045	485,663	350,395
Other borrowings	520,206	264,616	127,963	67,614	61,313
Total stockholders’ equity	158,302	65,075	57,335	47,806	36,063
Performance Ratios:
Return on average common stockholders’ equity(2)	18.67%	16.50%	11.45%	14.34%	15.39%
Return on average assets(3)	1.03	0.87	0.77	1.10	1.04
Net interest margin(4)	3.77	3.75	4.29	4.97	5.53
Efficiency ratio(5)	50.57	57.86	62.85	59.70	59.86
Loans and leases to deposits	98.48	91.35	91.07	94.44	89.10
Asset Quality Data:
Nonperforming loans and leases	$40,533	$26,758	$22,060	$10,208	$7,609
Other real estate owned and repossessed assets	6,441	6,417	7,644	3,036	1,657
Total nonperforming assets	46,974	33,175	29,704	13,244	9,266
Nonperforming assets to total assets	2.23%	2.51%	2.87%	2.18%	2.05%
Nonperforming loans to total loans and leases	2.92	2.98	2.87	2.23	2.44
Allowance for loan and lease losses to nonperforming loans	46.97	35.11	31.36	44.21	40.08
Allowance for loan and lease losses to total loans	1.37	1.04	0.90	0.98	0.98
Net charge-offs to average loans	0.69	0.47	0.51	0.24	0.18
Capital Ratios:
Leverage ratio	9.91%	6.76%	7.93%	8.27%	8.15%
Tier 1 risk-based capital	12.73	8.30	8.63	9.57	10.86
Total risk-based capital	13.94	11.60	12.79	15.26	11.78
Tangible common equity to tangible assets	$7.54	$4.93	$5.54	$7.87	$7.98

__________

(1)	Extraordinary gains resulting from the negative goodwill on the acquisition of BankTrust and Banco Financiero in 2004 and 2002, respectively. The excess of the fair value of the assets acquired over the purchase price resulted in a negative goodwill of $5.7 million and 1.5 million, respectively. The negative goodwill of BankTrust was allocated between a $4.4 million extraordinary gain, $670,000 of the fair value of intangible assets, net of their tax effect, and the $627,000 of the fair value of the acquired furniture, fixtures and equipment. The negative goodwill of Banco Financiero was allocated between a $1.1 million extraordinary gain and the $456,000 of the fair value of the acquired furniture, fixtures and equipment.

(2)	Return on average common equity is determined by dividing net income before extraordinary gain by average common equity.

(3)	Return on average assets is determined by dividing net income before extraordinary gain by average assets.

(4)	Net interest margin is determined by dividing net interest income (fully taxable equivalent) by average interest-earning assets.

(5)	The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002. This discussion should be read together with the “Selected Consolidated Financial Data,” our consolidated financial statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of December 31, 2004, we had, on a consolidated basis, total assets of $2.1 billion, net loans and leases of $1.4 billion, total deposits of $1.4 billion, and stockholders’ equity of $158.3 million. We currently operate through a network of 21 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico. On the closing date, the estimated fair value of assets acquired was $522.0 million and the estimated fair value of the deposits and other liabilities assumed was $492.9 million.

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

We completed our initial public offering in August 2004 in which we sold 3,450,000 shares of our common stock at the initial offering price of $14.00 per share. In September 2004, we sold an additional 517,500 shares in connection with the exercise of the underwriters’ over-allotment option, also at the initial offering price of $14.00 per share. The net proceeds that we received from the offering plus the exercise of the underwriters’ over-allotment option, after deducting offering expenses, including underwriting discounts and commissions, were approximately $50.1 million.

2004 Key Performance Indicators

We believe the following were key indicators of our performance and results of operations in 2004:

● our total assets grew to $2.1 billion at the end of 2004, representing an increase of 59.19%, from $1.3 billion at the end of 2003;

● our total loans and leases grew to $1.4 billion at the end of 2004, representing an increase of 53.77%, from $890.0 million at the end of 2003;

● our total deposits grew to $1.4 billion at the end of 2004, representing an increase of 43.11%, from $984.5 million at the end of 2003;

● our total revenue grew to $112.6 million in 2004, representing an increase of 39.73%, from $80.6 million in 2003; and

● our net income before extraordinary gain grew to $18.3 million in 2004, representing an increase of 85.18%, from $9.9 million in 2003; and

● we recognized an extraordinary gain amounting to $4.4 million on the acquisition of BankTrust.

These items, as well as other factors, contributed to the increase in net income for 2004 to $22.7 million from $9.9 million in 2003, or $1.30 per common share as compared to $0.69 per common share for 2003, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of our significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $19.0 million, $9.4 million, and $6.9 million as of December 31, 2004, 2003 and 2002, respectively. Losses charged to the allowance amounted to $10.5 million, $5.1 million, and $3.4 million as of December 31, 2004, 2003 and 2002, respectively. Recoveries were credited to the allowance in the amounts of $2.1 million, $1.1 million, and $421,000 for those same periods, respectively.

We follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.

To mitigate any difference between estimates and actual results relative to the determination of the allowance for loan and lease losses, our loan review department is specifically charged with reviewing monthly delinquency reports to determine if additional reserves are necessary. Delinquency reports and analysis of the allowance for loan and lease losses are also provided to senior management and the Board of Directors on a monthly basis.

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

With the exception of the commercial loans pool and loans secured by real estate with a 60% or lower loan-to-value, loans that are more than 90 days delinquent result in an additional reserve. When commercial loans become 90 days delinquent, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the findings, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $40.5 million, $26.8 million and $22.1 million as of December 31, 2004, 2003 and 2002, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2004, were as follows: prepayment rate of 15.12%; weighted average live (in years) of 3.70; and a discount rate of 8.68%. The key assumptions we utilized in measuring the servicing assets at the dates the sales completed during the year ended December 31, 2003, were as follows: prepayment rate of 5.50%; weighted average life (in years) of 3.90 to 4.03; and a discount rate of 9.35% to 9.95%. Impairment analyses were performed in December 2004 by an independent third party and it was determined that there was an impairment, which resulted in an adjustment of approximately $214,000 on the servicing assets acquired from BankTrust. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $3.6 million, and $3.0 million as of December 31, 2004 and 2003, respectively. Servicing assets in 2004 increased as a result of sale of loans made during the year and our acquisition of BankTrust. As of December 31, 2004, servicing assets acquired from BankTrust amounted to approximately $615,000. There were no servicing assets recorded as of December 31, 2002.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and repossessed assets is made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $2.9 million, $2.8 million, and $2.0 million as of December 31, 2004, 2003 and 2002, respectively. Other repossessed assets amounted to $3.6 million, $3.6 million and $5.7 million for those same periods, respectively.

Results of Operations as of and for the Years Ended December 31, 2004, 2003 and 2002

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

Net interest income was $62.0 million during the year ended December 31, 2004, as compared to $39.6 million during the year ended December 31, 2003 and $29.8 million during the year ended December 31, 2002, representing an increase of $22.4 million, or 56.6%, in 2004 and a increase of $9.8 million, or 32.7%, in 2003. These increases were primarily the result of higher volumes of interest-earning assets. However, the level of increase was partially offset by a decline in our net interest margin, mainly on the year 2003. Our net interest margin increased to 3.77% for the year ended December 31, 2004, as compared to 3.75% for the year ended December 31, 2003, and 4.29% during 2002. Our net interest spread also increased to 3.47% in 2004, from 3.41% in 2003, and from 3.73% in 2002. The increase between year ended December 31, 2004 and 2003 was mainly attributable to increased volume of interest earnings assets and liabilities combined with the rises in interest rates experienced since the second quarter of 2004. Because the rises in interest rates experienced during 2004 began in the second quarter, the positive impact on year-to-date ratios is reduced when comparing the years ended December 31, 2004 and 2003. During 2003 and 2002, the Federal Reserve Board’s interest rate cuts deteriorated our net interest margin due to our asset sensitive position.

Our average interest-earning assets were $1.7 billion in 2004, as compared with $1.1 billion in 2003 and $719.7 million in 2002, representing increases of 56.3% in 2004 and 51.3% in 2003. Average net loans were $1.2 billion in 2004, compared to $833.6 million in 2003 and $572.8 million in 2002, representing increases of 44.0% and 45.5% in 2004 and 2003, respectively. The average interest yield we received for interest-earning assets decreased to 6.37% in 2004, from 6.80% in 2003, and from 7.94% in 2002. During 2004, the Federal Reserve Board’s interest rate rises positively impacted average yields on our commercial and construction loans since approximately 74% and 92%, respectively, were variable rate loans. However, due to the market competition, decreases in the yields on the consumer and leasing loans outpaced yield increases on the commercial and construction loans portfolios during the same period. In addition, during 2004, the average interest yield we received for other investment securities was impacted by the maturity of high-yield investments at the end of 2003. The Federal Reserve Board’s interest rate cuts in June 2003 and November 2002 lowered the average yields on our interest-earning assets to 6.80% in 2003 from 7.94% in 2002. Prime interest rate reductions in 2003 and 2002 offset most of the improvements in portfolio composition that would have otherwise resulted. However, due to the growth of interest-earning assets in 2004 and 2003 (attributable in part to our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004 and Banco Financiero de Puerto Rico on December 15, 2002), our total interest income significantly increased by 44.7% to $103.5 million in 2004 and by 30.1% to $71.5 million in 2003.

Average interest-bearing liabilities also increased by 55.8% to $1.5 billion in 2004, compared to $979.6 million in 2003, after increasing by 57.1% from $623.5 million in 2002. Total interest expense increased by 29.9% to $41.5 million in 2004, compared to $31.9 million, after increasing by 27.1% from $25.1 million in 2002. These increases in our interest expense are due mainly to the significant growth of our deposit portfolio, which, in turn, is attributable in part to our acquisition of BankTrust and Banco Financiero. The average interest rate we paid for interest-bearing liabilities decreased to 2.90% in 2004, from 3.39% in 2003, and from 4.21% in 2002. During 2003, the decline in our average interest rate was influenced by the fact that the prime interest rate during that period was the lowest it has been in 45 years.

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

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,200,445	$90,873	7.61%	$833,557	$64,952	7.82%	$572,750	$48,959	8.58%
Securities of U.S. government agencies	433,456	11,180	3.53	187,070	5,135	3.85	97,602	4,858	6.84
Other investment securities	18,116	602	4.34	16,133	682	5.29	7,336	382	6.45
Puerto Rico government obligations	7,515	306	5.66	4,679	192	5.70	2,294	102	6.16
Securities purchased under agreements to resell and federal funds sold	29,556	380	1.29	24,379	281	1.17	22,168	366	1.66
Interest-earning deposits	12,754	135	1.06	22,957	274	1.19	17,581	301	1.76
Total interest-earning assets	$1,701,842	$103,476	6.37%	$1,088,775	$71,516	6.80%	$719,731	$54,968	7.94%
Total noninterest-earning assets	71,084			52,075			35,953
TOTAL ASSETS	$1,772,926			$1,140,850			$755,684

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$62,346	$1,335	2.17%	$47,896	$1,294	2.71%	$26,843	$941	3.59%
NOW deposits	40,931	738	1.81	26,579	570	2.15	18,939	569	3.02
Savings deposits	261,660	6,217	2.38	197,242	5,811	2.95	98,408	3,471	3.53
Time certificates of deposit in denominations of $100,000 or more	599,660	19,409	3.38	392,611	14,396	3.86	288,711	12,383	4.51
Other time deposits	192,046	5,610	2.92	161,811	5,313	3.29	102,230	4,103	4.01
Other borrowings	369,064	8,172	2.73	153,424	4,538	3.27	88,386	3,657	4.65
Total interest-bearing liabilities	$1,525,707	$41,481	2.90%	$979,563	$31,922	3.39%	$623,517	$25,124	4.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,847			92,643			73,189
Other liabilities	19,234			8,740			7,844
Total noninterest-bearing liabilities	139,081			101,383			81,033
STOCKHOLDERS’ EQUITY	108,138			59,904			51,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,772,926			$1,140,850			$755,684
Net interest income(3)		$61,995			$39,594			$29,844
Net interest spread(4)			3.47%			3.41%			3.73%
Net interest margin(5)			3.77%			3.75%			4.29%

__________
(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2)	Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $8.3 million, $6.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Net interest income on a tax equivalent basis was $64.1 million, $40.9 million and $30.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(5)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). All changes in interest owed and paid for interest-earning assets and interest-bearing liabilities are attributable to either volume or rate. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in our net interest income.

	Year Ended December 31,
	2004 Over 2003 Increases/(Decreases) Due to Change in			2003 Over 2002 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$28,588	$(2,667)	$25,921	$22,294	$(6,301)	$15,993
Securities of U.S. government agencies	6,763	(718)	6,045	4,453	(4,176)	277
Other investment securities	84	(164)	(80)	458	(158)	300
Puerto Rico government obligations	116	(2)	114	106	(16)	90
Securities purchased under agreements to resell and federal funds sold	60	39	99	37	(122)	(85)
Interest-earning deposits	(122)	(17)	(139)	92	(119)	(27)

Total interest-earning assets	$35,489	$(3,529)	$31,960	$27,440	$(10,892)	$16,548

INTEREST PAID ON:
Money market deposits	$390	$(349)	$41	$738	$(385)	$353
NOW deposits	308	(140)	168	230	(229)	1
Savings deposits	1,898	(1,492)	406	3,486	(1,146)	2,340
Time certificates of deposit in denominations of $100,000 or more	7,592	(2,579)	5,013	4,456	(2,443)	2,013
Other time deposits	993	(696)	297	2,391	(1,181)	1,210
Other borrowings	6,378	(2,744)	3,634	2,691	(1,810)	881

Total interest-bearing liabilities	$17,559	$(8,000)	$9,559	$13,992	$(7,194)	$6,798

Net interest income	$17,930	$4,471	$22,401	$13,448	$(3,698)	$9,750

__________
(1)	Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $8.3 million, $6.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Our provision for loan and lease losses increased to $7.1 million in 2004, from $6.5 million in 2003, and from $3.4 million in 2002. These increases in our provisions were mainly due to the growth of our total loan and lease portfolio, resulting in an increase in nonperforming loans and leases, and an increase in our net charges-offs to $8.4 million in 2004, from $4.0 million in 2003, and $3.0 million 2002. The increase in our nonperforming loans and net charge-offs was also, in part, a result of our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004 and Banco Financiero de Puerto Rico on December 15, 2002. We acquired a $336.3 million and $72.2 million loan portfolio as a result of the BankTrust and Banco Financiero mergers, respectively.

Steady growth in our commercial lending and automobile lease financing portfolios has dictated continual increases in our provision for loan and lease losses. In the other lending categories, such as consumer lending, residential construction lending and mortgage lending, growth has not been robust. We believe existing reserve levels are appropriate. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

In order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine the additional provision for loan and lease losses. For the past three years, our provisions have increased in a uniform manner, in concert with the increases and losses in our commercial loan portfolio and our lease portfolio. Risk levels and losses in these portfolios have been fairly constant. Individual credits that are less than satisfactory or delinquent are reviewed on an ongoing basis to determine whether additional provisions are necessary.

Because we do not have any major industry concentrations, our monthly determination of our provision for loan and lease losses is not impacted by such industry concentrations.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges and other fees	$8,057	88.6%	$5,456	60.3%	$4,331	107.7%
Gain on sale of loans and leases, net	1,395	15.3	3,547	39.2	—	—
Gain on sale of securities, net	—	—	707	7.8	—	—
Loss on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(359)	(3.9)	(663)	(7.3)	(311)	(7.7)

Total noninterest income	$9,093	100.0%	$9,047	100.0%	$4,020	100.0%

Our total noninterest income was $9.1 million in 2004, as compared to $9.0 million in 2003, and $4.0 million in 2002, representing an annual growth rate of 0.5% in 2004 and 125.0% in 2003. Noninterest income represented approximately 0.5%, 0.8% and 0.5% of average assets in 2004, 2003 and 2002, respectively.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 88.6%, 60.3% and 107.7% of total noninterest income in 2004, 2003 and 2002, respectively. This income source increased to $8.1 million in 2004, from $5.5 million in 2003, and $4.3 million in 2002. These increases were primarily due to an increase in our number of transactional and savings accounts.

Gain on the sale of loans and leases of $1.4 million was the second largest source of noninterest income in 2004, as compared to $3.5 million in 2003, and $0 in 2002. Income from gain on sale of loans and leases as a percentage of total noninterest income was 15.3%, 39.2% and 0.0% in 2004, 2003 and 2002, respectively. This source of noninterest income is derived primarily from the sale of lease financing contracts and mortgage loans. During November 2004 and June 2003, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $30.0 million, in each month, and $20.0 million in December 2003. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales, recognizing net gains of approximately $978,000 for the November 2004 sale, $1.8 million for the June 2003 sale and $1.0 million for the December 2003 sale. Also, during 2004, we sold $28.9 million in mortgage loans to other financial institutions, as compared to sales of $42.8 million in September 2003. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $309,000 and $700,000 for those same periods. We did not sell any of our mortgage loans in 2002. In addition, during 2004, we sold $5.4 million in mortgage and consumer loans, which were acquired from BankTrust and serviced by another entity. We accounted for this transaction as a sale resulting in a gain of approximately $108,000. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $210,000 on November 30, 2004, $120,000 on June 20, 2003 and $110,000 on December 31, 2003 and have included such estimates in the other liabilities section of our balance sheets for the years ended December 31, 2004 and 2003.

The third largest source of noninterest income during 2003 was the net gain on the sale of securities. During the year ended December 31, 2003, proceeds from sales of investment securities were approximately $83.2 million, with approximately $707,000 in gains realized. There were no sales of investment securities during 2004 and 2002.

Our final component of net noninterest income is the net loss on the sale of our OREO, repossessed assets and other assets. We experienced net losses in this component of $359,000, $663,000 and $311,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The net loss on the sale of our OREO, repossessed assets and other assets decreased by $304,000, or 45.9%, in 2004. This decrease was mainly due to our decision to evaluate in a more aggressive way our repossessed assets, which increased charge-offs at the date of repossession. The loss on the sale of our OREO, repossessed assets and other assets increased by 113.2% in 2003, as compared to 2002. In 2003, the increase of $352,000, or 113.2%, was attributable primarily to an increased volume of losses in our lease financing portfolio as such portfolio has increased in size, which created net losses on the sale of repossessed automobiles and equipment totaling $655,000 and $305,000 for the years 2003 and 2002, respectively. Also, as our volume of lease financing contracts has increased, in order to avoid building up our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts.

In 2004, the loss on the sale of OREO as a percentage of the loan balance at the date of repossession was 5.1%, or $37,000, over three properties sold with a book value of approximately $724,000. There were no losses on the sale of OREO for 2003 and 2002.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$19,194	51.7%	$15,434	53.4%	$11,943	54.4%
Occupancy and equipment	6,943	18.7	5,910	20.5	4,592	20.9
Professional services, including directors’ fees	2,196	5.9	1,402	4.8	1,055	4.8
Office supplies	1,033	2.8	984	3.4	747	3.4
Other real estate owned and other repossessed assets expenses	1,060	2.9	693	2.4	516	2.4
Promotion and advertising	545	1.5	511	1.8	357	1.6
Lease expenses	687	1.9	565	2.0	247	1.1
Insurance	804	2.2	628	2.2	385	1.8
Municipal and other taxes	1,254	3.4	725	2.5	498	2.3
Commissions and service fees credit and debit cards	1,206	3.3	1,051	3.6	765	3.5
Other noninterest expense	2,103	5.7	972	3.4	829	3.8
Total noninterest expense	$37,025	100.0%	$28,875	100.0%	$21,934	100.0%

Our total noninterest expense increased to $37.0 million in 2004, from $28.9 million in 2003 and $21.9 million in 2002. This represents a year over year increase in noninterest expense of 28.2% for 2004 and 31.6% for 2003. These increases can be attributed to the expanded personnel and occupancy costs associated with our business growth, our acquisition of Banco Financiero and BankTrust, and the recent opening of our five new branch offices (Hatillo in 2004, Mayagüez in 2003, Humacao and Ponce (2) in 2002). Our expansion of various groups, including EuroLease, our construction lending activities and our trust and wealth management group, also contributed to the increase in our total noninterest expense. Due to our continuing efforts to minimize noninterest expense, however, noninterest expenses as a percentage of average assets declined to 2.1% in 2004, from 2.5% in 2003, and from 2.9% in 2002. We believe that our efforts to expand without comparative increases in our number of employees, in addition to the effect of the Banco Financiero and BankTrust acquisitions, have improved our operational efficiency. Our efficiency improvement is evidenced by the decrease in our efficiency ratio to 50.6% in 2004, 57.9% in 2003 and 62.9% in 2002.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefit expenses increased to $19.2 million in 2004, from $15.4 million in 2003. This increase was mainly attributable to an increase of approximately $2.0 million in salary adjustments and expanded personnel for business growth, an increase of approximately $1.3 million resulting from our BankTrust acquisition, an increase of approximately $321,000 related to employees benefits and activities, and an increase of approximately $131,000 resulting from a new branch opening at Hatillo, Puerto Rico.

Salaries and employee benefit expenses increased to $15.4 million in 2003, from $11.9 million in 2002. This increase was mainly attributable to an increase of approximately $1.9 million in expanded personnel for business growth in lease financing, construction and mortgage lending, an increase of approximately $392,000 resulting from our Banco Financiero acquisition, and an increase of approximately $266,000 resulting from new branch openings.

Occupancy and equipment expenses increased to $6.9 million in 2004, from $5.9 million in 2003. This increase was mainly attributable to an increase of approximately $327,000 in occupancy expenses related to business growth in lease financing and construction and mortgage lending, an increase of approximately $255,000 resulting from new branch openings, and an increase of approximately $202,000 related to support departments, and an increase of approximately $110,000 resulting from our BankTrust acquisition.

Occupancy and equipment expenses increased to $5.9 million in 2003, from $4.6 million in 2002. This increase was mainly attributable to an increase of approximately $461,000 in occupancy expenses related to business growth in lease financing and construction and mortgage lending, an increase of approximately $428,000 resulting from our Banco Financiero acquisition, and an increase of approximately $193,000 resulting from new branch openings.

Professional and directors’ fees were $2.2 million, $1.4 million and $1.1 million, or 6.0%, 4.8% and 4.8% of total noninterest expenses, in 2004, 2003 and 2002, respectively. These increases are attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to our capital raising efforts, acquisitions, becoming a publicly-traded company and our other actions to implement our strategic plan.

Office supplies expenses were $1.0 million, $984,000 and $747,000, or 2.8%, 3.4% and 3.4% of our total noninterest expenses, in 2004, 2003 and 2002, respectively. These increases are attributable primarily to the expansion of our branch network and franchise.

Our expenses related to OREO and repossessed assets were $1.1 million, $693,000 and $516,000, or 2.9%, 2.4% and 2.4% of total noninterest expenses in 2004, 2003 and 2002, respectively. This increase is attributable primarily to the growth of our loan and lease portfolio, and in particular, our lease financing portfolio. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Insurance expenses were $804,000, $628,000 and $385,000, or 2.2%, 2.2% and 1.8% of our total noninterest expense in 2004, 2003 and 2002, respectively. Increases in insurance expenses are attributable primarily to the expansion of our branch network, becoming a publicly-traded company and our general growth.

Municipal and other taxes increased to $1.2 million in 2004, from $725,000 in 2003 and $498,000 in 2002. These increases are directly attributable to our asset growth.

Commissions and service fees on credit and debit cards increased to $1.2 million in 2004, from $1.1 million in 2003 and $765,000 in 2002. This increase is attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased annually during the prior three-year period, however, these increases were related in large part to our asset growth over this period. Due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

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

For the year ended December 31, 2004, we recorded an $8.7 million income tax expense, as compared to $3.4 million in 2003, and $2.7 million in 2002. Our current income tax expense increased to $3.9 million in 2004, from $3.0 million in 2003 and from $2.4 million in 2002, representing an increase of 33.4% in 2004 and 22.3% in 2003. These increases were due to the increase in our income before taxes of 102.5% in 2004 and 55.3% in 2003, but primarily due to a decrease in our exempt income as a percentage of total income. Our deferred tax expense increased to $4.7 million in 2004, as compared to $473,000 in 2003 and $304,000 in 2002. The increase in our deferred tax expense is due to the increase in the deferred tax assets, as further explained below. Our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas.

At December 31, 2004, 2003 and 2002, we had net deferred tax assets of $12.5 million, $4.0 million and $3.7 million, respectively. The net increase of $8.5 during 2004 was mainly due to an increase of $10.8 million in our deferred tax asset offset by an increase of $2.3 million in our deferred tax liability. The increment in the deferred tax assets was mainly due to the tax effect of the net operating losses acquired from BankTrust and the increase in the allowance for loan and lease losses. The increment in our deferred tax liability was mainly due to the increase in the deferred loan costs, the servicing assets and the loans market value allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset that resulted from our acquisition of Banco Financiero and BankTrust, we will need to generate future taxable income of approximately $5.2 million and $14.7 million related to their operations, respectively, prior to the expiration of the net operating loss carryforwards through years 2006 and 2011, respectively. Such operations yielded approximately $10.0 million of taxable income during 2004 and considering economies of scale to be achieved from the merger and projected future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences at December 31, 2004 will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Bank has net operating loss carryforwards for income tax purposes of approximately $19.9 million, which are available to offset future taxable income of the former Banco Financiero and BankTrust operations, if any, through 2011. Please refer to “Note 21 - Income Taxes” to our 2004 consolidated financial statements for further details.

In February 2005, the Puerto Rico Treasury Department (PRTD) completed an examination of Eurobank’s income tax return for the year ended December 31, 2000. The PRTD assessed an income tax deficiency of $688,938, which included $193,933 of accrued interest. The deficiency relates to a portion of the net operating losses acquired as a result of Banco del Comercio acquisition, which was not adjusted in the year 2000 by the Bank’s exempt income net of related expenses. Such deficiency was formally assessed by the PRTD on March 10, 2005, and recorded as of December 31, 2004. Because our earnings release for the fourth quarter and year ended 2004 was issued in January 2005, the assessment of the income tax deficiency in March 2005 will have an immaterial effect on a  number of disclosures in our 2004 earnings release.

Extraordinary Gain on Acquisition of BankTrust

On May 3, 2004, we acquired all of the capital stock of BankTrust. The estimated fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $5.7 million. This was allocated to eliminate the fair value of intangible assets acquired, and the value of the furniture, fixtures and equipment acquired. Since all other remaining assets were either financial assets, assets to be disposed of in the near term or prepaid assets, the remaining negative goodwill amounting to $4.4 million resulted in an extraordinary gain on the acquisition. As established by the Statement of Financial Accounting Standards No. 141, Business Combinations, we have an allocation period of one year from the consummation date to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination. Consequently, the allocation of the purchase price to the assets and liabilities acquired could be subject to revision based on the outcome of any future evaluations of these assets and liabilities. Please refer to “Note 3 - Acquisition” to our 2004 consolidated financial statements for further details.

Extraordinary Gain on Acquisition of Banco Financiero de Puerto Rico

On December 15, 2002, we acquired all of the capital stock of Banco Financiero de Puerto Rico for a purchase price of $1.5 million. The purchase price consisted of the issuance of our common stock, valued at $1.2 million at that time, and $326,000 in cash. The estimated fair value of the assets acquired less liabilities assumed of $2.8 million exceeded the acquisition price of $1.8 million, including additional costs associated with the acquisition of $215,000. This excess resulted in an extraordinary gain on business acquisition of $1.1 million after reducing the value of certain assets acquired by $456,000.

Financial Condition

Our total assets as of December 31, 2004 were $2.1 billion, compared to $1.3 billion and $1.0 billion as of December 31, 2003 and 2002, respectively. The increase during 2004 was primarily the result of growth in loans and leases from current operations, investment securities and from those assets acquired in the acquisition of The Bank & Trust of Puerto Rico. The increase in our total assets during 2003 was primarily the result of organic growth in our investment securities and loan and lease portfolio.

Our total deposits increased by 43.1% to $1.4 billion as of December 31, 2004, after increasing $141.5 million, or 16.8%, to reach $984.5 million as of December 31, 2003, as compared to $843.0 million as of December 31, 2002. The increases during 2004 and 2003 were due to the organic growth of the Bank, but in 2004 it was primarily impacted by our acquisition of BankTrust in May 2004, in which we assumed $398.6 million of deposits. Asset growth during 2004 and 2003 was also funded with increases in securities sold under agreements to repurchase of $255.9 million and $143.4 million, respectively.

Stockholders’ equity increased by 143.3% to $158.3 million as of December 31, 2004, representing an increase of $93.2 million from $65.1 million as of December 31, 2003. As of December 31, 2003, our total stockholders’ equity was $65.1 million, representing an increase of 13.5% from $57.3 million as of December 31, 2002. In addition to earnings from operations, stock options exercised, a private placement and our initial public offering, our stockholders’ equity was also impacted by a $2.4 million decrease during 2004 and 2003 in our unrealized gain (loss) on investment securities available for sale.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2004, 2003 and 2002, we had $3.3 million, $19.3 million and $29.9 million, respectively, in interest-bearing deposits in other financial institutions. Also, we had $42.8 million, $20.5 million and $45.0 million in securities purchased under agreements to resell, respectively, for those same periods, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	9,477	9,514
Total	$558,055	$555,482	$49,504	$49,306	$607,559	$604,788
December 31, 2003:
U.S. treasury securities	$84,748	$85,116	$—	$—	$84,748	$85,116
U.S. government agencies obligations	39,867	39,930	—	—	39,867	39,930
Collateralized mortgage obligations	144,885	143,189	—	—	144,885	143,189
Mortgage-backed securities	49,027	49,134	—	—	49,027	49,134
State and municipal obligations	4,519	4,575	—	—	4,519	4,575
Other debt securities	2,968	2,994	—	—	2,968	2,994
Total	$326,014	$324,938	$—	$—	$326,014	$324,938
December 31, 2002:
U.S. treasury securities	$29,945	$30,260	$—	$—	$29,945	$30,260
U.S. government agencies obligations	21,547	21,863	—	—	21,547	21,863
Collateralized mortgage obligations	57,687	58,722	—	—	57,687	58,722
Mortgage-backed securities	23,900	24,127	—	—	23,900	24,127
State and municipal obligations	4,659	4,758	—	—	4,659	4,758
Other debt securities	5,919	6,065	—	—	5,919	6,065
Total	$143,657	$145,795	$—	$—	$143,657	$145,795

Available-for-sale securities, which are stated at their fair value, increased to $555.5 million as of December 31, 2004, from $324.9 million in 2003, and $145.8 million in 2002. These increases are representative of our strategy to enhance our liquidity level through the use of available-for-sale securities in addition to immediately available funds. The majority of our immediately available funds are maintained in the form of overnight investments. As of December 31, 2004, investment securities having a carrying value of approximately $519.0 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Year Ended December 31, 2004
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. treasury obligations	$84,392	1.79%	$—	—%	$—	—%	$—	—%	$84,392	1.79%
U.S. government agencies obligations	38,277	3.15	50,522	3.36	—	—	—	—	88,799	3.27
Mortgage backed securities(3)	6,363	4.13	19,204	4.62	35	9.18	46,105	5.01	71,707	4.83
Collateral mortgage obligations(3)	—	—	99	6.00	41,339	5.03	259,632	5.17	301,070	5.15
State & political subdivisions	—	—	7,805	3.90	1,709	6.24	—	—	9,514	4.32
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments available-for-sale	$129,032	2.31%	$77,630	3.73%	$43,083	5.09%	$305,737	5.15%	$555,482	4.28%

Investments held-to-maturity: (2)
U.S. treasury obligations	$—	—%	$—	—%	$4,814	3.84%	$—	—%	$4,813	3.84%
U.S. government agencies obligations	—	—	—	—	—	—	—	—	—	—
Mortgage backed securities(3)	—	—	—	—	—	—	29,393	5.10	29,393	5.10
Collateral mortgage obligations(3)	—	—	—	—	—	—	15,298	4.67	15,298	4.67
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$—	—%	$4,814	3.84%	$44,691	4.95%	$49,504	4.84%

Other Investments:
FHLB stock	7,330	3.05%	—	—%	—	—%	—	—%	7,330	3.05%
Investment in statutory trust	—	—	—	—	—	—	1,386	5.91	1,386	5.91
Total other investments	$7,330	3.05%	$—	—%	$—	—%	$1,386	5.91%	$8,716	3.50%
Total investments	$136,362	2.35%	$77,630	3.73%	$47,897	4.96%	$351,814	5.13%	$613,702	4.32%

__________
(1)	Based on estimated fair value.

(2)	Almost all of our income from investments in securities is tax exempt because 98.1% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)	Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of December 31, 2004, our investment in other earning assets included $7.3 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	Year Ended December 31,
Type	2004	2003	2002
	(In thousands)
Statutory trusts	$1,386	$1,388	$—
FHLB stock	7,330	1,954	2,405
Total	$8,716	$3,342	$2,405

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $2.7 million, $6.8 million, $5.2 million, $5.1 million, and $1.1 million as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Real estate secured	$516,542	$317,491	$263,600	$156,757	$123,238
Leases	459,251	315,935	256,087	138,629	80,270
Other commercial and industrial	243,603	177,989	155,622	110,447	83,981
Consumer	74,755	26,592	31,376	18,052	17,725
Real estate - construction	79,334	47,370	52,226	29,371	7,768
Other loans	6,134	4,236	3,665	2,613	2,130
Gross loans and leases	$1,379,619	$889,613	$762,576	$455,869	$315,112
Plus: Deferred loan costs, net	6,480	4,707	3,018	1,777	688
Total loans, including deferred loan costs, net	$1,386,099	$894,320	$765,594	$457,646	$315,800
Less: Unearned income	(1,170)	(1,774)	(3,041)	(4,019)	(4,682)
Total loans, net of unearned income	$1,384,929	$892,546	$762,553	$453,627	$311,118
Less: Allowance for loan and lease losses	(19,039)	(9,394)	(6,918)	(4,513)	(3,051)
Loans, net	$1,365,890	$883,152	$755,635	$449,114	$308,067

As of December 31, 2004, 2003 and 2002, our total loans and leases, net of unearned income, were $1.4 billion, $892.5 million and $762.6 million, respectively. The significant increase in our loan and lease volume in 2004 was the result of organic growth, but also largely impacted by our acquisition of BankTrust, in which we acquired $336.3 million of loans and leases. The increase in our loan and lease portfolio during 2003 resulted primarily from the organic growth of our operations. Our total loans and leases, net of unearned income as a percentage of total assets, however, declined to 66.0% as of December 31, 2004, from 68.1% in 2003, and from 74.2% in 2002, as growth in other assets, such as our investment securities, outpaced the growth of our loan and lease portfolio.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $516.5 million, $317.5 million and $263.6 million as of December 31, 2004, 2003 and 2002, respectively. The volume of our real estate loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust and Banco Financiero. In the acquisitions, we acquired real estate loans totaling $106.2 million and $11.8 million, respectively. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, however, has remained relatively constant. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases were 37.4%, 35.7% and 34.6% for the fiscal years ended 2004, 2003 and 2002, respectively.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For 2004, approximately 78.74% of our lease financing contracts originations were for new automobiles, approximately 19.53% were for used automobiles and the remaining 1.73% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $459.3 million, $315.9 million and $256.1 million as of December 31, 2004, 2003 and 2002, respectively. Lease financing contracts, as a percentage of total loans and leases were 33.3%, 35.5% and 33.6% at the end of 2004, 2003 and 2002, respectively. During November 2004, December and June 2003, we sold to another financial institution lease financing contracts with carrying values of $30 million, $20.0 million and $30.0 million, respectively. We retained servicing responsibilities over all lease financing contracts sold. All lease contracts were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance of all leases sold at repossession date. In December 2001, we sold $9.0 million in lease contracts to Banco Financiero de Puerto Rico. Upon the acquisition of Banco Financiero in December 2002, these leases once again became part of our lease portfolio.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans increased to $243.6 million as of December 31, 2004 from $178.0 million in 2003, and from $155.6 million in 2002. The significant increase in commercial and industrial loans in 2004 was mainly attributable to our acquisition of BankTrust and to organic growth as well. The increase in 2003 was attributable to organic growth. Commercial and industrial loans as a percentage of total loans were 17.7%, 20.0% and 20.4% at the end of 2004, 2003 and 2002, respectively.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination, except for 2004 and 2002, when we acquired consumer loans in connection with our acquisition of BankTrust and Banco Financiero, respectively. In the acquisition, we acquired consumer loans totaling $60.2 million, including a $51.4 million boat financing portfolio, and $12.2 million, respectively. Consumer loans increased to $74.8 million as of December 31, 2004 from $26.6 million in 2003, and from $31.4 million in 2002. Consumer loans as a percentage of total loans and leases were 5.4%, 3.0% and 4.1% at the end of 2004, 2003 and 2002, respectively.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $79.3 million, $47.4 million and $52.2 as of December 31, 2004, 2003 and 2002, respectively. Construction loans as a percentage of total loans and leases were 5.8%, 5.3% and 6.8% for those same periods, respectively. During 2004, the volume of our construction loans has increased significantly as a result of our growth and as a result of our acquisition of BankTrust. In the acquisition of BankTrust, we acquired construction loans totaling $42.4 million.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. The following table shows our maturity distribution of loans and leases, including loans held for sale of $2.7 million, as of December 31, 2004, excluding non-accrual loans amounting to $32.2 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of December 31, 2004
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$83,136	$—	$8,058	$650	$2,555	$94,399
Real estate — secured	127,341	64,011	223,202	57,514	15,691	487,759
Other commercial and industrial	162,943	27,609	38,382	7,395	1,456	237,785
Consumer	7,489	21,295	45	43,884	632	73,345
Leases	6,465	346,564	—	104,295	—	457,324
Other loans	4,833	—	—	—	—	4,833
Total	$392,207	$459,479	$269,687	$213,738	$20,334	$1,355,445
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $257.8 million as of December 31, 2004.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$8,365	$9,700	$6,171	$3,668	$2,688
Nonaccrual loans	32,168	17,058	15,889	6,540	4,921
Total nonperforming loans	40,533	26,758	22,060	10,208	7,609
Other real estate owned	2,875	2,774	1,963	29	535
Other repossessed assets	3,566	3,643	5,681	3,007	1,122
Total nonperforming assets	$46,974	$33,175	$29,704	$13,244	$9,266
Nonperforming loans to total loans and leases	2.92%	2.98%	2.90%	2.25%	2.46%
Nonperforming assets to total loans and leases plus repossessed property	3.37	3.66	3.87	2.90	2.98
Nonperforming assets to total assets	2.23	2.51	2.87	2.18	2.05

We continually review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $100,000 for secured loans and $50,000 for unsecured loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted. We do not engage in sub-prime lending.

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

Generally, our nonperforming loans and leases have increased in connection with the growth of our loan and lease portfolio. The recent economic downturn and our acquisition of BankTrust further increased our nonperforming loans and leases to $40.5 million as of December 31, 2004 from $26.8 million and $22.1 million as of December 31, 2003 and 2002, respectively. As of December 31, 2004, nonaccrual loans acquired from BankTrust amounted to $7.5 million. However, the ratio of nonperforming loans and leases over total loans and leases remained relatively constant at 2.92%, 2.98% and 2.90% as of December 31, 2004, 2003 and 2002, respectively.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised of repossessed automobiles, boats and equipment subject to lease contracts. OREO and repossessed assets are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and repossessed assets is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of December 31, 2004, our OREO consisted of 12 properties with an aggregate value of $2.9 million, compared to 13 properties with an aggregate value of $2.8 million as of December 31, 2003, and 10 properties valued at $2.0 million as of December 31, 2002.

Other repossessed assets as of December 31, 2004 and 2003 were $3.6 million and $5.7 million as of December 31, 2002. As our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts. The reduction in repossessed assets during 2004 and 2003 was attributable to these increased disposition efforts.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property improved to 3.4% as of December 31, 2004 from 3.7% and 3.9% as of December 31, 2003 and 2002, respectively.

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

Net charge offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.47% for our commercial loan portfolio over the past five years. However, because a significant portion of our business is focused on commercial lending, we have generally maintained a conservative reserve for our commercial loan portfolio. For the portion of our commercial loan portfolio adequately secured with real estate collateral, we maintain a general reserve equal to 0.35% of the outstanding balance of such portfolio. The reserve for commercial loans that are not secured by real estate is equal to 2.67% of the outstanding portfolio balance.

Our consumer installment closed end loan portfolio has averaged a 3.32% net loss experience over the past five years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional charge-offs have been recorded and additional reserves have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio we maintain a general reserve equal to 2.55% of the outstanding balance of such portfolio.

Our four year old construction loan portfolio has no loss experience. Nevertheless, we maintain a general reserve for this portfolio equal to 1.51% of the portfolio balance.

Our leasing portfolio has averaged a 0.40% net loss experience over the past five years. We maintain a reserve equal to 0.83% of the balance of this portfolio for general reserve purposes.

The mortgage portfolio has no loss experience. The large majority of mortgage originations are sold into the secondary market or to other financial institutions and the existing portfolio is generally of a mature nature. Nevertheless, we maintain a general reserve equal to 0.70% of the mortgage portfolio for general reserve purposes.

As of May 3, 2004 Eurobank acquired loan portfolios from BankTrust, totaling $347.2 million with accompanying general, specific and unallocated allowances of $10.9 million. Because a number of BankTrust’s problem loans were acquired by a special purpose vehicle immediately prior to closing, and as a result of a series of charge-offs performed prior to the closing, except with regard to the newly acquired boat financing portfolio described below, we have determined that the portfolios acquired from BankTrust generally have a risk level comparable to our portfolio prior to the BankTrust transaction. Consequently, we will continue to apply the same reserve guidelines previously used to our portfolio.

The only major loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $45.9 million as of December 31, 2004. As with all other BankTrust consumer loans, the special purpose vehicle assumed all loans in the BankTrust boat financing portfolio that were more than 90 days delinquent. In the six months prior to its acquisition, BankTrust maintained a boat financing reserve between 1.6% and 1.9% of the outstanding portfolio. We currently maintain a $2.5 million general allowance on the boat financing portfolio, or 5.37% of the outstanding portfolio. While we may adjust this allowance in the future, we believe it is appropriate at this time.

All internal and external factors that may impact the adequacy of our general allowances are reviewed on an ongoing basis with formal recommendations being made to the Board of Directors at least annually, and more frequently if deemed necessary.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,217,723	$842,033	$577,995	$383,970	$246,352
Total loans and leases outstanding at end of period, including loans held for sale	1,387,613	899,392	767,791	458,680	312,198
Allowance for loan and lease losses:
Allowance at beginning of period	9,394	6,918	4,513	3,051	2,143
Charge-offs:
Real estate — secured	5	—	—	—	—
Commercial and industrial	3,329	966	887	290	125
Consumer	1,196	1,347	1,718	710	553
Leases	5,806	2,715	767	339	55
Other loans	164	37	16	57	33
Total charge-offs	10,500	5,065	3,388	1,396	766
Recoveries:
Real estate — secured	—	—	—	—	—
Commercial and industrial	154	160	97	201	126
Consumer	233	254	180	182	190
Leases	1,741	675	142	96	15
Other loans	15	1	2	2	—
Total recoveries	2,143	1,090	421	481	331
Net loan and lease charge-offs	8,357	3,975	2,967	915	435
Provision for loan and lease losses	7,100	6,451	3,354	2,377	1,343
Allowance of acquired bank — BankTrust (2004) and Banco Financiero (2002)	10,902	—	2,018	—	—
Allowance at end of period	$19,039	$9,394	$6,918	$4,513	$3,051
Ratios:
Net loan and lease charge-offs to average total loans	0.69%	0.47%	0.51%	0.24%	0.18%
Allowance for loan and lease losses to total loans at end of period	1.37	1.04	0.90	0.98	0.98
Net loan and lease charge-offs to allowance for loan losses at end of period	43.89	42.31	42.89	20.27	14.26
Net loan and lease charge-offs to provision for loan and lease losses	117.70	61.62	55.23	38.49	32.39

The rapid growth of our loan and lease portfolio in the past five years required an increased allowance for loan and lease losses. The allowance for loan and lease losses increased by 102.7%, or $9.6 million, to $19.0 million at December 31, 2004, as compared to $9.4 million as of December 31, 2003, and by 35.8%, or $2.5 million, as compared to December 31, 2002. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.37% at the end of year 2004 from 1.04% in 2003, and from 0.90% in 2002. The increase in 2004 was mainly related to our acquisition of BankTrust and also reflects our decision to amend our credit policy to charge off a portion of our lease finance contracts that are over 120 days past due and to fully charge off most of our lease contracts that are over 365 days past due. In connection with our BankTrust acquisition, we acquired $10.9 million of additional allowance for loan and lease losses.

In June 2004, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This fully charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. As of December 31, 2004, $1.5 million was charged off for this purpose.

In March 2003, we commenced the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. For 2004, we used a historical loss ratio in lease finance contracts of approximately 12.0%. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of December 31, 2004, $1.1 million was charged off for this purpose.

Net charge-offs as a percentage of average loans was 0.69%, 0.47% and 0.51% at the end of year 2004, 2003 and 2002, respectively. The increase in this ratio for 2004 was attributable to increased volumes in the loan and lease portfolio, and also as a result of our acquisition of BankTrust and our decision to fully charge off our lease finance contracts that are over 365 days past due. Also, during 2004, the commercial and industrial charge-offs included the unsecured portion of a loan granted to a construction company amounting to $885,000. The increase in this ratio for 2003 when compared to 2002 was primarily due to our decision to amend our credit policy to charge off a portion of our lease finance contracts that are over 120 days past due. In 2002, additional charge-offs were taken after our acquisition of Banco Financiero, primarily of commercial and lease financing contracts acquired in the acquisition.

Net charge-offs as a percentage of provision for loan and lease losses increased to 117.7% as of December 31, 2004, from 61.6% in 2003 and from 55.2% in 2002. The increase in this ratio for 2004 was mainly attributable to our acquisition of BankTrust and our decision to fully charge off most of our lease finance contracts that are over 365 days past due. The increase in this ratio for 2003 was primarily due to our decision to amend our credit policy to charge off a portion of our lease finance contracts that are over 120 days past due.

The table below presents an allocation for loan and lease losses among the various loan categories and sets forth the percentage of loans and leases in each category to gross loans or leases. The allocation of the allowance for loan and lease losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions:

	As of December 31,
	2004		2003		2002		2001		2000
	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)
	(Dollars in thousands)
Allocated:
Real estate — construction	$1,200	5.75%	$464	5.32%	$495	6.85%	$249	6.44%	$41	2.47%
Real estate — secured	1,997	37.44	1,212	35.69	1,037	34.57	753	34.39	490	39.11
Commercial and industrial	6,470	17.66	4,067	20.01	2,265	20.41	1,589	24.23	1,232	26.65
Consumer	3,239	5.42	750	2.99	992	4.11	535	3.96	489	5.62
Leases	3,815	33.29	1,950	35.51	1,825	33.58	1,360	30.41	785	25.47
Other loans	134	0.44	21	0.48	18	0.48	13	0.57	10	0.68
Unallocated	2,184	—	930	—	286	—	14	—	4	—
Total allowance for loan and lease losses	$19,039	100.00%	$9,394	100.00%	$6,918	100.00%	$4,513	100.00%	$3,051	100.00%
__________
(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.3 million at December 31, 2004, as compared to $10.5 million and $9.4 at the end of year 2003 and 2002, respectively. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$119,847	9.39%	—%	$92,643	10.09%	—%	$73,189	12.03%	—%
Money market deposits	62,346	4.88	2.14	47,896	5.21	2.70	26,843	4.41	3.51
NOW deposits	40,931	3.21	1.80	26,579	2.89	2.14	18,939	3.11	3.00
Savings deposits	261,660	20.50	2.38	197,242	21.47	2.95	98,408	16.18	3.53
Time certificates of deposit in denominations of $100,000 or more	203,129	15.91	2.16	176,216	19.18	3.03	131,728	21.65	3.71
Brokered certificates of deposits in denominations of $100,000 or more	396,531	31.07	3.79	216,395	23.55	4.19	156,983	25.81	4.78
Other time deposits	192,046	15.04	2.92	161,811	17.61	3.28	102,230	16.81	4.01
Total deposits	$1,276,490	100.00%		$918,782	100.00%		$608,320	100.00%

Total deposits as of December 31, 2004, 2003 and 2002 were $1.4 billion, $984.5 million and $843.0 million, respectively, representing an increase of $424.5 million, or 43.1%, in 2004 and $141.5 million, or 16.8%, in 2003. Average deposits for the years ended December 31, 2004, 2003 and 2002 were $1.3 billion, $918.8 million and $608.3 million, respectively. Thus, average deposits grew by $357.7 million, or 38.9%, in 2004 and $310.5 million, or 51.0%, in 2003. The dramatic increase in average deposits in 2004 and 2003 is mainly attributable to our acquisition of BankTrust in May 2004 and Banco Financiero in December 2002. Our methodology for calculating average deposits and the timing of the Banco Financiero acquisition causes the related increase to show up in our average deposits for 2003, instead of for 2002. We assumed $398.6 million in total deposits in connection with our acquisition of BankTrust and $84.2 million upon our acquisition of Banco Financiero.

Our core deposits increased to $720.7 million as of December 31, 2004 from $572.3 million and $450.5 million at the end of years 2003 and 2002, respectively. As a result, the percentage of our core deposits to total deposits decreased to 51.1% at December 31, 2004, from 58.1% and 53.4% at December 31, 2003 and 2002, respectively. The decrease in our core deposits as a percentage of total deposits during 2004 is mainly attributed to our acquisition of BankTrust. In our acquisition of BankTrust, we assumed deposits totaling $398.6 million, including time deposits in denominations of $100,000 or more totaling $232.4 million, or 58.4% of total deposits assumed. We attribute growth in our core deposits during 2003, both to our organic growth and also to the increasing number of deposits from our expanding commercial lending customer base. The average rate paid on time deposits in denominations of $100,000 or more was 3.2%, 3.7% and 4.3% for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. In order to take advantage of historically low funding costs, we increased brokered deposits to $511.2 million, $228.2 million and $214.7 million as of December 31, 2004, 2003 and 2002, respectively. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of December 31, 2004:

December 31, 2004
(In thousands)
Three months or less	$140,228
Over three months through six months	74,461
Over six months through 12 months	108,084
Over 12 months	365,591
Total	$688,364

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the fiscal years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at period-end	$463,409	$207,523	$64,113
Average monthly aggregate balance outstanding during the period	312,169	92,069	44,472
Maximum aggregate balance outstanding at any month-end	465,302	207,523	64,113
Weighted average interest rate for the period	1.70%	1.71%	2.60%
Weighted average interest rate at period-end	2.47%	1.25%	2.04%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the fiscal years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at period-end	$10,404	$10,700	$18,850
Average balance during the period	10,450	14,954	18,186
Maximum amount outstanding at any month-end	10,700	18,850	18,850
Average interest rate during the period	5.59%	5.30%	5.73%
Average interest rate at period-end	4.97%	5.64%	5.66%

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

On July 2, 2003, the Federal Reserve indicated in supervisory letter SR 03-13 (the Supervisory Letter) that trust preferred securities will be treated as Tier 1 capital until notice is given of the contrary. In March 2005, the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. The final rule provides a five year transition period, ending March 31, 2009, for application of the quantitative limits. In the last year, we have raised $45.0 million in regulatory tier 1 capital through the issuance of the Debentures. Please refer to “Note 18 - Notes Payable to Statutory Trusts” to our 2004 consolidated financial statements for further details.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, a private placement and capital derived from the issuance of the 2002 Debentures. As of December 31, 2004, 2003 and 2002, total stockholders’ equity was $158.3 million, $65.1 million and $57.3 million, respectively.

On August 11, 2004, we completed an initial public offering in which we sold 3,450,000 shares of commons tock, plus an additional 517,500 shares in connection with the exercise of the underwriters’ over-allotment option effective September 15, 2004, at the initial offering price of $14.00 per share. Total proceeds received from the offering, after deducting offering expenses, including underwriting discounts and commissions, were approximately $50.1 million.

On June 21, 2004, our board of directors authorized a two-for-one common stock split in the form of a stock dividend. The stock dividend was distributed on July 15, 2004 to stockholders of record on July 1, 2004. All share data and earnings per share data in these financial statements give effect to the stock split, applied retroactively, to all periods.

On May 12, 2004, in connection with the acquisition of BankTrust, we issued 733,316 (valued at $8.13) shares of common stock to our common stockholders and to holders of options who were not otherwise stockholders to purchase our common stock through a private placement offering.

On May 3, 2004, we acquired all of the capital stock of BankTrust for approximately $23.4 million for which we issued 683,304 common shares (valued at $8.13 per share) and 430,537 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at the closing date amounted to approximately $522.0 million. The BankTrust acquisition is consistent with our growth strategy.

During 2004, a total of 230,802 options were exercised for the aggregate exercise price of $976,335. A total of 65,552 options were exercised on November 30 and December 1, 2004 at an aggregate exercise price of $217,960, and 165,250 options were exercised during the first quarter of 2004 at an aggregate exercise price of $758,375.

Also, on December 15, 2002, we acquired all of the capital stock of Banco Financiero for approximately $1.5 million for which we issued 244,456 common shares (valued at $5.00 per share) and made cash payments of $326,391. Banco Financiero was a commercial bank which operated through three branches in Ponce, Puerto Rico and whose total assets at the closing date amounted to approximately $88.1 million. The Banco Financiero acquisition is consistent with our growth strategy.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of December 31, 2004, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	≥ $126,564	≥ 8.00%	N/A
Eurobank.	169,705	10.67	≥ 127,286	≥ 8.00	≥ 159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73	≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20	≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91	≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42	≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$117,934	11.60%	≥ $81,308	≥ 8.00%	N/A
Eurobank	117,614	11.57	≥ 81,315	≥ 8.00	≥ 101,643	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	84,400	8.30	≥ 40,654	≥ 4.00	N/A
Eurobank	75,638	7.44	≥ 40,657	≥ 4.00	≥ 60,986	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	84,400	6.76	≥ 49,958	≥ 4.00	N/A
Eurobank	75,638	6.06	≥ 49,958	≥ 4.00	≥ 50,822	≥ 5.00
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$105,461	12.79%	≥ $65,952	≥ 8.00%	N/A
Eurobank	104,033	12.78	≥ 65,960	≥ 8.00	≥ 82,450	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	71,110	8.63	≥ 32,976	≥ 4.00	N/A
Eurobank	64,692	7.99	≥ 32,980	≥ 4.00	≥ 49,470	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	71,110	7.93	≥ 35,879	≥ 4.00	N/A
Eurobank	64,692	7.37	≥ 35,879	≥ 4.00	≥ 41,225	≥ 5.00

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2004, 2003 and 2002 totaled approximately $171.2 million, $144.0 million and $137.0 million, respectively. Our liquidity level measured as a percentage of net cash, short-term and marketable assets to net deposits and short-term liabilities was 14.2%, 15.2% and 16.9% for those same periods, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. To participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the FDIC. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target liquidity ratio established in our Liquidity Policy of liquid assets as a percentage of net deposits and short-term liabilities is 10.0%. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market characteristics has make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $320.0 million at December 31, 2004, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $17.5 million at December 31, 2004.

During 2004, asset growth was funded with growth in deposits and borrowings. The deposit growth was distributed as follows: $75.0 million in demand deposits; $48.7 million in savings accounts; $301.6 million in time deposits of which $282.9 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $255.9 million. During 2004, cash inflows from operating activities exceeded cash outflows by $38.3 million.

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

During 2002, asset growth was funded with growth in deposits and borrowings. The deposit growth was distributed as follows: $101.4 million in demand deposits; $80.0 million in savings accounts; $225.9 million in time deposits of which $112.7 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $36.7 million and the issuance of $26.6 million of junior subordinated debentures. During 2002, cash inflows from operating activities exceeded cash outflows by $9.7 million.

Our net cash outflows from investing activities for the years 2004, 2003 and 2002 were $294.7 million, $279.4 million and $349.3 million, respectively. The higher net investing cash outflows experienced in 2003 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases. In 2002, the higher net investing outflow was attributable to growth of our loan and lease portfolio.

Our net cash inflows from financing activities for the years 2004, 2003 and 2002 were $252.5 million and $277.0 million and $333.6 million, respectively. In 2004, the net financing cash inflows were primarily provided by repurchase agreements growth and the net proceeds from the issuance of common stock. During 2002 and 2003, the net financing cash inflows were mostly provided by deposit and repurchase agreements growth.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessary move in the same direction or with the same magnitude as the prices of goods and services since such prices are affected by inflation.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At December 31, 2004, the Bank had interest rate swap agreements which converted $50.2 million of fixed rate time deposits to variable rate time deposits of which $19.4 million will mature in 2005 and 2006 and $30.8 million with maturity between 2010 and 2023 but with semi-annual call options which match call options on the swaps. In addition, at December 31, 2004, the Bank had interest rate swap agreements which converted $52.5 million of variable rate loans to fixed rate loans maturing $10.0 million in 2005, $12.0 million in 2006 and $30.5 million in 2007. The use of the above-mentioned derivative financial instruments, which were acquired as part of the merger with The Bank & Trust Puerto Rico, has not had a material impact on the Bank’s financial position at December 31, 2004. For more detail on derivative financial instruments please refer to “Note 17 - Derivative Financial Instruments” of our 2004 consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2004, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the December 31, 2004 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At December 31, 2004, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $213,000, or 0.33% lower than the net interest income in the rates unchanged scenario, and $598,000, or 0.93%, lower than the net interest income in the rates unchanged scenario at the December 31, 2004 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At December 31, 2004, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $901,000, or 1.40%, higher than the net interest income in the rates unchanged scenario, and $1.8 million, or 2.71%, higher than the net interest income in the rate unchanged scenario at the December 31, 2004 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of December 31, 2004:

	Change in Future Net Interest Income
	At December 31, 2004
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 200 basis points over one year	$1,752	2.71%
+ 100 basis points over one year	901	1.40
- 100 basis points over one year	(213)	(0.33)
- 200 basis points over one year	(598)	(0.93)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at December 31, 2004, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of December 31, 2004 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$42,810	$—	$—	$—	$—	$—	$42,810
Investment securities and FHLB/ Federal Reserve Bank stock	—	94,517	195,416	194,060	131,588	—	615,581
Loans	—	717,175	66,244	277,231	307,924	—	1,368,574
Fixed and other assets	—	—	—	—	—	92,931	92,931
Total swaps	—	10,000	9,442	63,285	—	—	82,727
Total assets	$42,810	$821,692	$271,102	$534,576	$439,512	$92,931	$2,202,623

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	71,279	231	—	—	463,496	535,006
Certificates of deposit	—	275,540	150,626	273,853	172,949	—	872,968
Borrowed funds	—	435,585	16,802	40,314	26,112	—	518,813
Other liabilities	—	—	—	—	—	14,194	14,194
Total swaps	—	102,727	—	—	—	—	102,727
Stockholders’ equity	—	10,763	—	—	—	158,915	169,678
Total liabilities and stockholders’ equity	$—	$895,894	$167,659	$314,167	$199,061	$636,605	$2,213,386
Period gap	$42,810	$(74,202)	$103,443	$220,409	$240,451
Cumulative gap	$42,810	$(31,392)	$72,051	$292,460	$532,911
Period gap to total assets	1.94%	-3.37%	4.70%	10.01%	10.92%
Cumulative gap to total assets	1.94%	-1.43%	3.27%	13.28%	20.89%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	96.50%	106.77%	121.23%	129.19%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2004
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$9,800	$—	$604
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,199	3,638	1,988	8,277
Total	$2,199	$13,438	$1,988	$55,274

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of December 31, 2004, 2003 and 2002, we had commitments to extend credit of $269.4 million, $156.4 million and $139.0, respectively. These commitments included standby letters of credit of $10.5 million, $2.7 million and $2.7 for December 31, 2004, 2003 and 2002, respectively, and commercial letters of credit of $1.8 million, $977,000 and $1.3 million for those same periods, respectively. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2004, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off-balance sheet arrangements, see “Note 27 — Financial Instruments with Off-Balance-Sheet Risk” to our 2004 consolidated financial statements.

Recent Accounting Pronouncements

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. For the Company, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. This statement did not have a material impact on the Company’s financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R, revised 2004, “Share-Based Payment” (“FAS 123R”), that requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions. FAS 123R states that companies will recognize compensation cost for SBP awards as they vest including the related tax effects. Upon settlement of SBP awards, the tax effects will be recognized in the income statement or additional paid-in capital. Public companies are allowed to select from three alternative transition methods each having different reporting implications: modified prospective method, modified prospective method variation and modified retrospective method. Public companies with calendar year-ends will be required to adopt FAS 123R in the third quarter of 2005. The Company elected to adopt the requirements of FASB 123R for the third quarter of 2005. Management believes it will not have a material impact on the Company’s financial condition or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II, Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Introductory Note. As of the date of this Annual Report on Form 10-K, we are not an accelerated filer within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As such, we are not currently subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act that require us to include in our Annual Report on Form 10-K a report by management of our internal control over financial reporting and an accompanying auditor’s report. However, our subsidiary bank, Eurobank, is subject to the reporting obligations under Section 36 of the Federal Deposit Insurance Act which contains certain reporting requirements of the Bank that are similar to those contained in Section 404, including the delivery of a report of management of the Bank as to the effectiveness of the Bank’s internal control structure and procedures for financial reporting. The information set forth below with respect to the identification of an internal control deficiency in Eurobank’s internal control over financial reporting has been disclosed only for purposes of Eurobank’s compliance with its reporting obligations under Section 36 of the Federal Deposit Insurance Act and should not be read in the context of any similar reporting requirement under Section 404 of the Sarbanes-Oxley Act.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period, an evaluation was performed with the participation of the CEO and CFO, of the effectiveness of our disclosure controls and procedures as required by Rule 13a-14 of the Exchange Act. Based upon that evaluation and because of the internal control deficiency described below, the CEO and CFO concluded that our disclosure controls and procedures may not be effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting; however, we are in the process of reviewing our internal controls in light of the weakness identified below.

Management’s Annual Report on Internal Control over Financial Reporting for Eurobank Under Section 36 of the Federal Deposit Insurance Act. Under regulations adopted by the FDIC implementing Section 36 of the Federal Deposit Insurance Act, a federally insured depository institution with total assets of $500 million or more, such as Eurobank, is required, among other things, to prepare an annual management report that contains:

•
A statement of management’s responsibility for preparing the institution’s annual financial statements, for establishing and maintaining an adequate internal control structure and procedures for financial reporting, and for complying with designated laws and regulations relating to safety and soundness; and

•
Management’s assessment of the effectiveness of the institution’s internal control structure and procedures for financial reporting as of the end of the fiscal year and the institution’s compliance with the designated safety and soundness laws and regulations during the fiscal year.

The FDIC’s regulations additionally require the institution’s independent accountant to examine, and attest to, management’s assertions concerning the effectiveness of the institution’s internal control structure and procedures for financial reporting. The institution’s management report and the accountant’s attestation report must be filed with the FDIC, the institution’s primary federal regulator (if other than the FDIC), and any appropriate state depository institution supervisor and must be available for public inspection.

Although bank and thrift holding companies are not required under the FDIC’s regulations to prepare these internal control reports, many of these holding companies do so under a provision of Part 363 of the FDIC’s regulations that permits an insured depository institution that is the subsidiary of a holding company to satisfy its internal control report requirements with an internal control report of the consolidated holding company’s management if:

•	Services and functions comparable to those required of the subsidiary by Part 363 are provided at the holding company level; and

•
The subsidiary has, as of the beginning of its fiscal year, (i) total assets of less than $5 billion or (ii) total assets of $5 billion or more and a composite rating of 1 or 2 under the Uniform Financial Institutions Rating System.

Currently, we satisfy these internal control report requirements with an internal control report of Eurobank.

Management of Eurobank is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting under FDIC rules and regulations. Eurobank’s internal control over financial reporting is designed to provide reasonable assurance to the Bank’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of Eurobank has assessed the effectiveness of the Bank’s internal control over financial reporting as of the end of the period covered by this report. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In performing this assessment, management identified a deficiency related to accounting for certain derivative financial instruments that were acquired in connection with our acquisition of BankTrust in May 2004 under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). Specifically, the deficiency resulted from the lack of adequate controls designed to ensure that the documentation, monitoring and evaluation required by generally accepted accounting principles is properly maintained for the term of the respective derivative financial instrument and that such documentation provides reasonable assurance to support the ongoing monitoring of the Bank’s hedging activities. Management has concluded that the amounts involved with respect to these derivative financial instruments are not material for the periods reported and that prior 2004 interim financial statements need not be revised.

Management evaluated the impact of this deficiency on Eurobank assessment of internal control over financial reporting and has concluded that the control deficiency described above represents a material weakness (as defined in Auditing Standard No. 2 by the Public Company Accounting Oversight Board). Accordingly, management has concluded that, as of the end of the period covered by this report, Eurobank’s internal control over financial reporting may not be effective based on the criteria set forth by the COSO in Internal Control—Integrated Framework.

Remediation of Material Weakness of Eurobank. We and Eurobank are in the process of evaluating, analyzing and designing our internal control systems with respect to the Bank’s accounting of derivative financial instruments to determine if the Bank’s current documentation, monitoring and evaluation process is effective. While the Bank has maintained some documentation to support the effectiveness of the Bank’s existing hedging activities, we are in the process of compiling additional documentation as may be required to comply with SFAS 133. We will discontinue accounting for derivative financial instruments under SFAS 133 unless we believe that adequate controls, documentation, monitoring and evaluations are in place.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information under the captions “Proposal Regarding Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. Our Code of Business Conduct and Ethics is publicly available on our website at http://investor.eurobankpr.com. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

The information under the caption “Principal Auditor Fees and Services” in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004
Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or related notes.

Exhibits

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

3.2
Amended and Restated Bylaws of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

Exhibit Number	Description of Exhibit
3.3
Certificate of Designation of EuroBancshares, Inc. Noncumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.1
Specimen stock certificate representing EuroBancshares, Inc. Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on August 2, 2004)

4.2*	Specimen stock certificate representing EuroBancshares, Inc. Preferred Stock
4.3
Indenture, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.4
Amended and Restated Declaration of Trust, dated as of December 18, 2001, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Rafael Arrillaga-Torréns, Jr., Jorge Calderón Drowett, and William Torres-Torres, as Administrators (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.5
Guarantee Agreement, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.6
Indenture, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.7
Amended and Restated Declaration of Trust, dated as of December 19, 2002, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Jose Martinez Recondo, Isabella Arrillaga, as Administrators (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.8
Guarantee Agreement, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.1†
EuroBancshares, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.2†
Form of EuroBancshares, Inc. Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.3†
Form of EuroBancshares, Inc. Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

Exhibit Number	Description of Exhibit
10.4†
Executive Severance Compensation Agreement, dated as of April 12, 1999, between Eurobank and Ms. Yadira R. Mercado (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.5†
Eurobank Master Trust Retirement Plan Program (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.6†
Form of EuroBancshares, Inc. Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.7
Agreement and Plan of Merger, dated as of September 6, 2002, by and among EuroBancshares, Inc. and Banco Financiero de Puerto Rico (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.8
Agreement and Plan of Merger, dated as of February 24, 2004, by and among EuroBancshares, Inc., Eurobank, and The Bank & Trust of Puerto Rico (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

21
List of Subsidiaries of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
* Filed with this Annual Report on Form 10-K.
† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: March 31, 2005    By: /s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005    By: /s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer (principal executive officer)

Date: March 31, 2005    By: /s/ Yadira R. Mercado
Yadira R. Mercado
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting
officer)

Date: March 31, 2005    By: /s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez
Director

Date: March 31, 2005    By: /s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar
Director

Date: March 31, 2005    By: /s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni
Director

Date: March 31, 2005    By: /s/ Plácido González Córdova
Plácido González Córdova
Director

Date: March 31, 2005    By: /s/ Jorge Calderón Drowett
Jorge Calderón Drowett
Director

Date: March 31, 2005    By: /s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía
Director

Date: March 31, 2005    By: /s/ Diana López-Feliciano
Diana López-Feliciano
Director

Date: March 31, 2005    By: /s/ William Torres Torres
William Torres Torres
Director

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Eurobancshares, Inc.:

We have audited the accompanying consolidated balance sheets of EuroBancshares, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroBancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1, the Company adopted the provision of Financial Accounting Standards Board’s Interpretation No. 46R, Consolidation of Variable Interest Entities, as of December 31, 2003.

/s/ KPMG LLP
San Juan, Puerto Rico
March 30, 2005

Stamp No. 1988734 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$18,597,116	$22,522,342
Interest-bearing deposits	3,271,377	19,324,216
Securities purchased under agreements to resell	42,810,479	20,483,736
Investment securities available for sale, at fair value:
Pledged securities with creditors’ right to repledge	457,247,716	213,355,417
Other investment securities	98,234,027	111,582,625
Investment securities held to maturity, at amortized cost:
Pledged securities with creditors’ right to repledge	34,390,675	—
Other investment securities	15,113,768	—
Other investment securities, at cost	8,715,600	3,342,100
Loans held for sale	2,684,063	6,846,330
Loans, net of allowance for loan and lease losses of $19,038,836 in 2004
and $9,393,943 in 2003	1,365,890,375	883,151,891
Accrued interest receivable	11,167,973	6,792,687
Customers’ liability on acceptances	395,161	558,085
Premises and equipment, net	11,261,213	10,531,353
Other assets	33,009,509	22,443,283
Total assets	$2,102,789,052	$1,320,934,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$137,895,861	$104,757,697
Interest bearing	1,271,140,575	879,791,433
Total deposits	1,409,036,436	984,549,130
Securities sold under agreements to repurchase	463,409,056	207,523,000
Acceptances outstanding	395,161	558,085
Advances from Federal Home Loan Bank	10,403,638	10,700,000
Notes payable to statutory trusts	46,393,000	46,393,000
Accrued interest payable	6,719,851	2,868,130
Accrued expenses and other liabilities	8,130,222	3,267,464
	1,944,487,364	1,255,858,809
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2004	4,305	—
Capital paid in excess of par value	10,759,120	—
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued and outstanding 19,564,086 and
13,947,396 shares in 2004 and 2003, respectively	195,641	69,737
Capital paid in excess of par value	105,408,402	42,943,014
Retained earnings:
Reserve fund	4,721,756	2,348,598
Undivided profits	40,369,955	20,521,151
Accumulated other comprehensive loss, net of tax	(3,157,491)	(807,244)
Total stockholders’ equity	158,301,688	65,075,256
Commitments and contingencies
Total liabilities and stockholders’ equity	$2,102,789,052	$1,320,934,065

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Loans, including fees	$90,873,069	$64,952,274	$48,958,689
Investment securities:
Available for sale	11,887,768	6,009,233	5,341,882
Held to maturity	201,017	—	—
Interest-bearing deposits, securities purchased
under agreements to resell, and other	514,602	554,344	667,158
Total interest income	103,476,456	71,515,851	54,967,729
Interest expense:
Deposits	33,309,033	27,384,400	21,467,060
Securities sold under agreements to repurchase,
notes payable, and other	8,172,239	4,537,848	3,656,508
Total interest expense	41,481,272	31,922,248	25,123,568
Net interest income	61,995,184	39,593,603	29,844,161
Provision for loan and lease losses	7,100,000	6,451,000	3,353,686
Net interest income after provision for loan
and lease losses	54,895,184	33,142,603	26,490,475
Noninterest income:
Service charges – fees and other	8,056,482	5,456,397	4,331,341
Net gain on sale of securities	—	707,155	—
Net loss on sale of other real estate owned, repossessed
assets, and on disposition of other assets	(358,890)	(662,556)	(310,567)
Net gain on sale of loans	1,395,105	3,546,634	—
Total noninterest income	9,092,697	9,047,630	4,020,774
Noninterest expense:
Salaries and employee benefits	19,193,637	15,434,082	11,943,084
Net occupancy	6,942,603	5,909,923	4,592,442
Professional services	2,196,101	1,402,283	1,055,126
Municipal and other taxes	1,253,950	725,474	507,065
Commissions and service fees	1,206,119	1,050,733	764,348
Office supplies	1,032,576	984,290	746,458
Insurance	803,727	627,540	384,635
Promotional	545,128	510,782	356,823
Other	3,850,665	2,229,940	1,584,545
Total noninterest expense	37,024,506	28,875,047	21,934,526
Income before income taxes and extraordinary item	26,963,375	13,315,186	8,576,723
Provision for income taxes	8,662,633	3,432,465	2,723,852
Income before extraordinary item	18,300,742	9,882,721	5,852,871
Extraordinary gain on acquisition of BankTrust in 2004 and
Banco Financiero in 2002 (note 3)	4,419,118	—	1,080,983
Net income	$22,719,860	$9,882,721	$6,933,854
Earnings per share:
Basic:
Income before extraordinary item	$1.08	$0.71	$0.43
Extraordinary item	0.27	—	0.08
Net income	$1.35	$0.71	$0.51
Diluted:
Income before extraordinary item	$1.04	$0.69	$0.42
Extraordinary item	0.26	—	0.08
Net income	$1.30	$0.69	$0.50

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Preferred stock:
Balance at beginning of year	$—	$—	$—
Issuance of preferred stock	4,305	—	—
Balance at end of year	4,305	—	—
Capital paid in excess of par value - preferred stock:
Balance at beginning of year	—	—	—
Issuance of preferred stock	10,759,120	—	—
Balance at end of year	10,759,120	—	—
Common stock:
Balance at beginning of year	69,737	69,397	6,778,497
Issuance of Eurobank common stock	—	—	9,924
Exchange as a result of the creation of the holding company	—	—	(6,720,537)
Purchase and retirement of common stock	(10)	—	(97)
Issuance of common stock before stock split	7,928	340	1,610
Stock split	77,655	—	—
Issuance of common stock after stock split	40,331	—	—
Balance at end of year	195,641	69,737	69,397
Capital paid in excess of par value – common stock:
Balance at beginning of year	42,943,014	42,675,749	34,610,787
Issuance of Eurobank common stock	—	—	56,073
Exchange as a result of the creation of the holding company	—	—	6,720,537
Purchase and retirement of common stock	(8,684)	—	(87,319)
Issuance of common stock before stock split	12,290,548	267,265	1,375,671
Stock split	(77,655)	—	—
Issuance of common stock after stock split	50,261,179	—	—
Balance at end of year	105,408,402	42,943,014	42,675,749
Reserve fund:
Balance at beginning of year	2,348,598	1,299,469	602,857
Transfer from undivided profits	2,373,158	1,049,129	696,612
Balance at end of year	4,721,756	2,348,598	1,299,469
Undivided profits:
Balance at beginning of year	20,521,151	11,687,559	5,450,317
Net income	22,719,860	9,882,721	6,933,854
Preferred stock dividends	(497,898)	—	—
Transfer to reserve fund	(2,373,158)	(1,049,129)	(696,612)
Balance at end of year	40,369,955	20,521,151	11,687,559
Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of year	(807,244)	1,603,307	363,467
Unrealized net gain (loss) on investment securities available for sale and
cash-flow-hedges	(2,350,247)	(2,410,551)	1,239,840
Balance at end of year	(3,157,491)	(807,244)	1,603,307
Total stockholders’ equity	$158,301,688	$65,075,256	$57,335,481
Comprehensive income:
Net income	$22,719,860	$9,882,721	$6,933,854
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss) on investment securities available for sale and cash
flow hedges	(2,350,247)	(1,880,185)	1,239,840
Reclassification adjustment for realized gains included in net income	—	(530,366)	—
Unrealized net gains (losses) on investment securities available for sale
and cash-flow-hedges	(2,350,247)	(2,410,551)	1,239,840
Comprehensive income	$20,369,613	$7,472,170	$8,173,694

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$22,719,860	$9,882,721	$6,933,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,706,507	1,442,973	1,243,089
Provision for loan and lease losses	7,100,000	6,451,000	3,353,686
Deferred tax provision	4,715,347	473,178	303,568
Extraordinary gain on acquisitions (note 3)	(4,419,118)	—	(1,080,983)
Net gain on sale of securities	—	(707,155)	—
Net gain on sale of loans	(1,395,105)	(3,546,634)	—
Net loss on sale of other real estate owned, repossessed assets,
and on disposition of other assets	358,890	662,556	310,567
Net amortization of premiums and accretion of discounts on investment securities	6,784,807	2,916,668	337,728
Increase in deferred loan costs	(1,773,009)	(1,688,506)	(1,241,706)
Origination of loans held for sale	(28,941,128)	(49,165,365)	(32,634,629)
Proceeds from sale of loans held for sale	29,250,216	48,284,312	32,447,691
Increase in accrued interest receivable	(2,262,588)	(1,309,044)	(1,602,118)
Net (increase) decrease in other assets	(5,035,216)	(5,930,458)	9,258,004
Increase (decrease) in accrued interest payable, accrued expenses, and other liabilities	7,423,628	(545,698)	(404,516)
Net cash provided by operating activities	38,233,091	7,220,548	17,224,235

Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell and
federal funds sold	785,044	24,530,684	(35,450,327)
Net decrease (increase) in interest-bearing deposits	19,324,216	10,557,759	(13,122,683)
Proceeds from sale of investment securities available for sale	—	83,219,690	—
Purchases of investment securities available for sale	(316,639,752)	(400,874,835)	(105,347,471)
Proceeds from principal payments and maturities of investment securities available
for sale	134,869,775	133,088,387	52,692,672
Purchases of investment securities held to maturity	(59,086,330)	(1,673,100)	(1,188,900)
Proceeds from principal payments, maturities, and calls of investment securities
held to maturity	4,172,230	2,124,700	260,100
Net increase in loans	(200,340,918)	(194,890,697)	(255,641,865)
Proceeds from sale of loans	35,555,732	50,000,046	—
Proceeds from sale of other real estate owned, repossessed assets,
and on disposition of other assets	17,987,709	17,160,959	6,693,814
Capital expenditures	(2,465,055)	(2,594,393)	(1,947,741)
Cash and due from banks received from the acquisitions of banks, net	71,134,806	—	4,273,349
Acquisition of Banco Financiero including direct costs	—	—	(541,272)
Net cash used in investing activities	(294,702,543)	(279,350,800)	(349,320,324)

Cash flows from financing activities:
Net increase in deposits	25,931,840	141,504,053	273,148,701
Increase in securities sold under agreements to repurchase	235,886,056	143,410,313	36,749,187
Advances from Federal Home Loan Bank	—	—	5,550,000
Repayment to Federal Home Loan Bank	(66,034,362)	(8,150,000)	(1,950,000)
Proceeds from issuance of trust preferred capital securities	—	—	20,000,000
Dividends paid to preferred stockholders	(480,879)	—	—
Net proceeds from issuance of common stocks	57,241,571	267,605	220,998
Purchase and retirement of common stocks	—	—	(87,416)
Net cash provided by financing activities	252,544,226	277,031,971	333,631,470

Net (decrease) increase in cash and cash equivalents	(3,925,226)	4,901,719	1,535,381
Cash and cash equivalents beginning balance	22,522,342	17,620,623	16,085,242
Cash and cash equivalents ending balance	$18,597,116	$22,522,342	$17,620,623

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1)	Organization

EuroBancshares, Inc. (the Company or EuroBancshares) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the Bank). The Bank is a full service commercial bank with a delivery system of 21 branches in Puerto Rico. During 2002, the Bank became a wholly owned subsidiary of EuroBancshares, Inc. The reorganization into a holding company was effected on March 18, 2002 pursuant to an agreement and plan of merger by and among the Bank, Euro Interim Bank (a non-operating bank organized under the laws of the Commonwealth of Puerto Rico for purposes of the merger), and the Company whereby the common stock of the Bank was converted into common stock of the Company.

In connection with the merger of the Bank and Euro Interim Bank, which was carried out as part of the reorganization, each stockholder of the Bank who owned at least 100 shares of the Bank stock was entitled to receive from the Company, in exchange for each share of the Bank stock owned as of the effective date of the merger, one share of the voting common stock of the Company, par value $0.01 per share. All remaining stockholders of the Bank received cash for their shares of the Bank stock equal to $9.00 per share. On September 20, 2002, the Company became a financial holding company. As part of the reorganization, each holder of options to acquire shares of the Bank stock outstanding received one option to purchase a share of the Company’s stock. The formation of the Company and the reorganization has been accounted for at historical cost.

As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the board of governors of the Federal Reserve System.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries: the Bank (including two international banking entities) and Euroseguros, Inc. (Euroseguros or the Agency), a company acting as an agent to sell life, property, and casualty insurance products in Puerto Rico, principally to customers of the Bank. Effective December 31, 2003, the Company adopted Financial Accounting Standards Board’s Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R required the Company to deconsolidate the Eurobank Statutory Trust I (the Trust) and Eurobank Statutory Trust II (the Trust II) as of December 31, 2003. Deconsolidation resulted in the recharacterization of the liability previously presented as trust preferred capital securities as notes payable to the statutory trusts that issued the capital securities. The Company’s equity interest in the Trust and Trust II has been included in other investments in the 2004 and 2003 consolidated balance sheets. The Trust and the Trust II are special purpose vehicles that entered into financing transactions involving the issuance of trust preferred capital securities (note 18).

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(2)	Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates. Following is a description of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements:

	(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

	(b)	Cash Equivalents

For purposes of the presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheets caption cash and due from banks.

	(c)	Securities Purchased under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term investment transactions.

	(d)	Investment Securities Available for Sale

Investment securities available for sale consist of bonds, notes, other debt securities, and certain equity securities not classified as trading or held-to-maturity securities. Investment securities available for sale are recorded at fair value and unrealized gains and losses, net of tax, on these investments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income until realized. Realized gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the specific-identification basis.

Declines in fair value of securities below their cost that are deemed to be other than temporary result in an impairment that is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortized over the estimated average life of the related investment security available for sale as an adjustment to yield using a method that approximates the effective-interest method. Additionally, the Company anticipates estimated prepayments on mortgage-backed securities in the amortization of premiums and accretion of discounts on such securities. Dividend and interest income are recognized when earned.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(e)	Investment Securities Held to Maturity

Investment securities held to maturity are carried at cost, adjusted for premium amortization and discount accretion. Purchases of investment securities are recorded at trade date. The amortization of premiums is deducted and the accretion of discounts is added to interest income based on a method that approximates the interest method over the outstanding period of the related investment securities. The Bank classifies investments as held to maturity when it has the intent and the ability to hold the investment until maturity.

A decline in the fair value of the securities below their cost that are deemed to be other than temporary result in an impairment that is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether evidence indicating that the cost of the investment is recoverable outweights evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

(f)	Other Investments

Other investments include Federal Home Loan Bank (FHLB) stock and the equity investment in the Trust and Trust II (unconsolidated statutory trusts). The FHLB stock is carried at cost, representing the amount for which the FHLB would redeem the stock. Investment in statutory trusts is carried on the equity method of accounting.

(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

(h)	Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in the loan portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The following is a description of how each portion of the allowance for loan and lease losses is determined.

When analyzing the adequacy of the allowance for loan and lease losses, the portfolio is segmented into as many components as practical. Although the evaluation of the adequacy of the allowance for loan and lease losses focuses on loans and pools of similar loans and leases, no part of the allowance is segregated for, or allocated to, any particular asset or group of assets. The allowance is available to absorb all credit losses inherent in the portfolio.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Each component would normally have similar characteristics, such as classification, type of loan or lease, industry or collateral. As needed, the Company separately analyzes the following components of the portfolio and provides for them in the allowance for loan and lease losses: credit quality; sufficiency of credit and collateral documentation; proper lien perfection; appropriate approval by the loan officer and the credit committees; adherence to any loan agreement covenants; and compliance with internal policies and procedures and laws and regulations.

The general portion of the allowance for loan and lease losses is determined by applying loss factors to all categories of loans and leases outstanding in the portfolio. The Company uses historic loss rates, determined over a period of years. The resulting loss factors are then multiplied against the current period’s balance of loans outstanding to derive an estimated loss. The historical loss percentage is adjusted for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors considered include, but are not limited to: effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-offs, and recoveries; changes in the experience, ability, and depth of our lending management and staff; concentrations of credit that might affect loss experience across one or more components of the portfolio; levels of, and trends in, delinquencies and nonaccruals; and national and local economic business trends and conditions.

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

Specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. When the measure of the impaired loan is less than the recorded amount, the impairment is recorded through a valuation allowance. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest. The provision for loan and lease loss is adjusted in order to state the allowance for loan and lease losses to the required level as determined above.

Management believes that the allowance for loan and lease losses is adequate; however, regulatory agencies, including the Federal Reserve System and the Federal Deposit Insurance Corporation (the FDIC), as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses.

The Company classifies loans as nonperforming when they become 90 days past due.

(i)	Lease Financing

The Company leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified by SFAS No. 13, Accounting for Leases, as amended. Aggregate rentals due over the term of the leases, less unearned income, are included in net loans. Unearned income is amortized using a method that results in approximate level rates of return on the principal amounts outstanding. Finance lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(j)	Transfer of Financial Assets and Servicing Rights Retained

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (a) the assets have been isolated from the Company, (b) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (c) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

	•	Derecognizes all assets sold;

	•	Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale;

	•	Initially measures, at fair value, assets obtained and liabilities incurred in a sale; and

	•	Recognizes in earnings any gain or loss on the sale.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained.

(k)	Servicing Assets

The Company has no contracts to service loans for others, except for servicing retained on loan sales. The total cost of loans to be sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing assets), based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. In addition, the Company assesses capitalized servicing assets for impairment based on the fair value of those assets.

To estimate the fair value of servicing assets the Company considers prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment, and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, the Company evaluates separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. Servicing assets are included as part of other assets in the consolidated balance sheets.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(l)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which are computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Expenditures for major improvements and remodeling are capitalized while maintenance and repairs are charged to expense. Gains or losses on disposition of premises and equipment and related operating income and maintenance expenses are included in current operations.

(m)	Other Real Estate and Repossessed Assets

Other real estate and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and repossessed assets is made periodically after its acquisition and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of other real estate and repossessed assets and related operating income and maintenance expenses are included in current operations.

(n)	Trust Services

In connection with its trust activities, the Company administers and is custodian of assets, which amounted to approximately $283,224,000 (including $269,134,000 at year-end related to the acquisition of BankTrust) and $10,227,000 at December 31, 2004 and 2003, respectively.

(o)	Securities Sold under Agreements to Repurchase

The Company sells securities under agreements to repurchase the same or similar securities. Amounts received under these agreements represent short-term financing transactions.

(p)	Income Taxes

The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future as well as net operating losses carryforwards. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.

(q)	Reserve Fund

The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of annual net income of the Bank be made, until such fund equals total paid-in capital. Such transfers restrict the retained earnings, which would otherwise be available for dividends. On the other hand, if net losses are experienced, such losses will be initially charged to retained earnings before reducing the reserve fund.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(r)	Interest Income

Interest income on loans and investment securities is recognized on a basis which produces a constant yield over the term of the loan or security. Accrual of interest income is discontinued when collectibility of the related loan appears doubtful or after 90 days of delinquency, unless the credit is well secured and in process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(s)	Loan Origination and Commitment Fees

Loan fees and certain direct loan origination costs are deferred, and the net amount is recognized in interest income using the interest method over the contractual life of the loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

(t)	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options are determined using the treasury stock method. Any stock splits or stock dividends are retroactively recognized in all periods presented in the consolidated financial statements. Any stock splits are retroactively recognized in all periods presented in the consolidated financial statements.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(u)	Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2004	2003	2002
Cash paid during the years for:
Interest	$37,630,000	$32,494,000	$23,939,000
Income taxes	2,533,000	3,116,000	2,037,000
Noncash transactions:
Repossessed assets acquired
through foreclosure of loans	$20,282,000	$15,431,000	$7,463,000
Change in fair value of
available-for-sale securities
and cash-flow-hedges	(2,434,211)	(3,214,069)	1,653,120
Tax effect of change in fair value
of available-for-sale securities
and cash-flow hedges	(83,964)	(803,518)	413,280
Capital contribution through
issuance of EuroBancshares'
stocks on acquisition of
BankTrust (note 3):
Common stocks	5,551,845	—	—
Preferred stocks	10,763,425	—	—
Capital contribution through
issuance of EuroBancshares
common stock on acquisition
of Banco Financiero (note 3)	—	—	1,222,280

(v)	Stock Option Plan

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, the Company has elected to continue to measure cost for its stock compensation plan using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement over the amount an employee must pay to acquire the stock. Entities choosing to continue applying APB Opinion No. 25 on employee stock options granted in or after January 1996 must provide pro forma disclosures of the consolidated net income, as if the fair value method of accounting had been applied. Under this method, compensation cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period.

SFAS No. 123 established accounting and disclosure requirements using the fair value based method of accounting for stock-based employee compensation plans. The per share fair value of stock options granted during 2004, 2003, and 2002 was $1.85, $1.27, and $1.60 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: no dividend yield for 2004, 2003, and 2002; risk-free interest rates of 3.03% for 2004, 2.75% for 2003, and 4% for 2002; volatility assumption of 18% for 2004 and none for 2003 and 2002; and expected lives of five years.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	2004	2003	2002
Net income, as reported	$22,719,860	$9,882,721	$6,933,854
Deduct total stock-based employee
compensation expense
determined under fair value
based method for all awards	(370,143)	(364,421)	(270,832)
Pro forma net income	$22,349,717	$9,518,300	$6,663,022
Earnings per share:
Basic – as reported	$1.35	$1.42	$1.02
Basic – pro forma	1.32	1.37	0.98
Diluted – as reported	1.30	1.39	1.01
Diluted – pro forma	1.27	1.34	0.97

As part of the reorganization described in note 1, each holder of options to acquire shares of the Bank stock outstanding at the merger effective date received one option to purchase a share of the Company stock in exchange for each option to purchase a share of the Bank stock that such person held as of the merger effective date.

(w)	Comprehensive Income

Comprehensive income is defined, as the change in equity of a business enterprise during a period from transactions and other events and circumstances require to be recognized by the accounting standard. In addition to net income, the Company recognizes unrealized holding gains and losses, net of taxes, from available-for-sale securities and the change in fair value of the cash-flow hedges as components of comprehensive income.

(x)	Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

There were no impairment losses in 2004, 2003, and 2002.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(y)	Derivative Instruments

As a result of the acquisition of The Bank & Trust of Puerto Rico (BankTrust), the Company assumed several derivative instruments (swaps), which were recorded at their estimated fair value at acquisition. The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has treated all derivatives acquired as new contracts.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument, if any, that qualifies as either a fair-value or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

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

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

(z)	Reclassifications

Certain prior period amounts have been reclassified to conform with 2004 presentation.

(aa)	Business Segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Presently, the Company’s decisions are generally based on specific market areas and/or product offerings. Accordingly, based on the financial information now regularly evaluated by the Company’s chief operating decision-maker, the Company operates in a single business segment.

(ab)	Recently Issued Accounting Standards

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. For the Company, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. This statement did not have a material impact on the Company’s financial statements.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (SAB) No. 105, Loan Commitments Accounted for as Derivative Instruments. This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB No. 105, which did not have an impact on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the application on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, referred to in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1-determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 -evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

In December 2004, the SFAS No. 123 was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt this new implementation for the third quarter of 2005. We believe that the impact would not be material to our year-end operations.

(3)	Acquisitions

On May 3, 2004, the Company acquired all of the capital stock of BankTrust for approximately $23.4 million for which the Company issued 683,304 common shares (valued at $8.13 per share) and 430,537 shares of perpetual noncumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. The Series A Preferred Stock are neither convertible nor exchangeable. The monthly noncumulative cash dividend has a rate per annum equal to 6.85%. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at December 31, 2003 amounted to approximately $567 million. The BankTrust acquisition was consistent with the Company’s growth strategy.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

The estimated fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $5,700,000. This was allocated to eliminate the fair value of intangible assets acquired (core deposit intangible of $365,000 and value of trust business of $305,000, net of their tax effect), and the value of furniture, fixtures, and equipment acquired in the amount of $627,000. Since all other remaining assets were either financial assets, assets to be disposed of in the near term or prepaid assets, the remaining negative goodwill amounting to $4.4 million resulted in an extraordinary gain on the acquisition.

In connection with the acquisition of BankTrust, on May 12, 2004, the Company issued 733,316 shares of common stock to its common stockholders and to holders of options to purchase its common stock who were not otherwise stockholders, through a private placement offering. The net proceeds received by the Company from the private placement of its common stock were $5,958,193.

The pro forma information below is theoretical in nature and not necessarily indicative of future or past consolidated results of operations of the Company. The Company’s unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003, assuming BankTrust had been acquired as of January 1, 2003, are as follows:

	Years Ended December 31
	2004	2003
Interest income	$115,526	$110,065
Income before extraordinary item/
unusual recovery	2,137	2,479
Net income	6,556	4,783
Earnings per share:
Basic	0.35	0.28
Diluted	0.34	0.33

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Effective December 15, 2002, the Company, through the Bank, acquired all of the then issued and outstanding shares of common stock of Banco Financiero de Puerto Rico (Banco Financiero) for a purchase price of $1,548,671, consisting of the issuance of common stock of the Company valued at $1,222,280 and $326,391 paid in cash. Banco Financiero was a commercial bank, which operated through three branches in Ponce, Puerto Rico. Also, as a result of this transaction, Banco Financiero merged with and into the Bank in a business combination. The estimated fair value of the assets acquired less liabilities assumed of $2,844,535 exceeded the acquisition price of $1,763,552, including costs associated to the acquisition of $214,881. This excess resulted in an extraordinary gain on business acquisition of $1,080,983 after reducing the value of certain assets acquired by $456,351.

(4)	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2004 and 2003 consist of short-term investments, usually overnight transactions. The following table summarizes certain information on securities purchased under agreements to resell:

	2004	2003
Amount outstanding at year-end	$42,810,479	$20,483,736
Maximum aggregate balance outstanding
at any month-end	63,763,679	49,314,518
Average monthly aggregate balance
outstanding during the year	26,607,444	21,017,618
Weighted average interest rate for the year
ended December 31	1.30%	1.19%
Weighted average interest rate at year-end	2.36%	1.00%

The amounts advanced under those agreements are reflected as assets in the balance sheets. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are segregated by the broker or dealer custodian bank account designated under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.

The fair value of the collateral securities held by the Bank on these transactions as of December 31, 2004 and 2003 was approximately $43,664,000 and $20,504,000, respectively. It is the Company’s policy to request collateral securities with fair value of 102% of the transaction amount.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(5)	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31 2004 and 2003 are as follows:

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$1,506,276	$8,960	$(905)	$1,514,331
One through five years	6,264,714	39,714	(13,920)	6,290,508
More than ten years	1,706,383	15,429	(12,819)	1,708,993
U.S. treasury obligations:
Less than one year	84,882,054	—	(489,884)	84,392,170
Federal Home Loan Bank notes:
Less than one year	37,517,099	—	(237,465)	37,279,634
One through five years	41,391,666	—	(257,723)	41,133,943
Federal National Mortgage
Association notes:
One through five years	7,461,983	—	(49,295)	7,412,688
Federal Home Loan Mortgage
Corporation notes:
One through five years	3,005,088	—	(32,433)	2,972,655
Mortgage-backed securities	374,320,227	1,385,436	(2,928,842)	372,776,821
Total	$558,055,490	$1,449,539	$(4,023,286)	$555,481,743

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	2003
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
One through five years	$4,317,444	$48,556	$—	$4,366,000
More than five years	201,685	7,815	—	209,500
U.S. corporate notes:
Less than one year	2,967,893	26,442	—	2,994,335
U.S. treasury obligations:
One through five years	84,748,443	367,808	—	85,116,251
Federal Home Loan Bank notes:
Less than one year	1,000,000	6,347	—	1,006,347
One through five years	23,052,150	24,598	—	23,076,748
Five through ten years	5,356,640	12,474	—	5,369,114
Federal National Mortgage
Association notes:
One through five years	7,449,036	21,951	—	7,470,987
Federal Home Loan Mortgage
Corporation notes:
One through five years	3,009,060	—	(2,324)	3,006,736
Mortgage-backed securities	193,912,017	400,923	(1,990,916)	192,322,024
Total	$326,014,368	$916,914	$(1,993,240)	$324,938,042

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At December 31, 2004 and 2003, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the years ended December 31, 2004 and 2002, there were no sales of investment securities. During the year ended December 31, 2003, proceeds from sales of investment securities were approximately $83,220,000 and gross gains of approximately $707,000 were realized.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(544,483)	$38,161,288	$(32,433)	$2,972,655	$(576,916)	$41,133,943
State and municipal obligations	(27,644)	2,679,081	—	—	(27,644)	2,679,081
U.S. treasury obligations	(489,884)	84,882,054	—	—	(489,884)	84,882,054
Mortgage-backed securities	(2,141,723)	183,629,377	(787,119)	53,218,529	(2,928,842)	236,847,906
	$(3,203,734)	$309,351,800	$(819,552)	$56,191,184	$(4,023,286)	$365,542,984

•
U.S. Agency Debt Securities - The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
U.S. Treasury Obligations - The unrealized losses on investment in U.S. Treasury obligations were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(6)	Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2004 are as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
Five through ten years	$4,813,645	$—	$(38,338)	$4,775,307
Mortgage-backed securities	44,690,798	183,194	(342,738)	44,531,254
Total	$49,504,443	$183,194	$(381,076)	$49,306,561

During the years ended December 31, 2004 and 2003, there were no sales of investment securities held to maturity. There were no investment securities held to maturity as of December 31, 2003.

(7)	Other Investments

Other investments at December 31, 2004 and 2003 consist of the following:

	2004	2003
FHLB stock, at cost	$7,330,100	$1,953,600
Investment in statutory trusts (notes 1 and 18)	1,385,500	1,388,500
Other investments	$8,715,600	$3,342,100

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(8)	Pledged Assets

At December 31, 2004, various securities and loans were pledged to secure the following:

	Carrying
Asset pledged	value	Items secured/collateralized
Securities	$11,186,051	Deposits of public funds
Commercial loans guaranteed by the Small Business Administration	2,869,473	Deposits of public funds
Securities
Residential mortgage loans	10,183,548	Advances from Federal Home Loan Bank
	965,097	Advances from Federal Home Loan Bank
Securities	125,923	Assets pledged with Commissioner of Financial Institutions of the Commonwealth of Puerto Rico for IRA Trust
Securities	52,565	Assets for Eurobank IRA Trust
Securities	438,384	Assets pledged with Commissioner of Financial Institutions of the Commonwealth of Puerto Rico for the Trust and the International Banking Entity operations
Securities	295,725	Assets pledged with the Federal Reserve Bank for Treasury, tax, and loan account
Securities	2,168,652	Assets pledged with the Federal Reserve Bank for Discount Window
Securities	491,638,391	Securities sold under agreements to repurchase
Securities	2,918,463	Assets pledged with brokers for interest rate swaps

(9)	Interest and Dividends on Investment Securities

A detail of interest and FHLB dividend income on investment securities follows:

	Year ended December 31
	2004	2003	2002
Mortgage-backed securities:
Taxable	$381,436	$—	$—
Exempt	6,527,806	2,506,807	2,855,460
	$6,909,242	$2,506,807	$2,855,460
Other investment securities:
Taxable	$358,917	$89,044	$361,328
Exempt	4,820,626	3,413,382	2,125,094
	$5,179,543	$3,502,426	$2,486,422

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(10)	Loans, Net

A summary of the Company’s loan portfolio at December 31, 2004 and 2003 is as follows:

	2004	2003
Commercial and industrial secured by real estate	$463,500,209	$299,891,670
Other commercial and industrial	242,479,758	176,854,219
Construction secured by real estate	79,334,108	47,370,068
Other construction	1,123,435	1,135,092
Mortgage	51,730,399	15,941,467
Consumer secured by real estate	1,311,343	1,657,682
Other consumer	74,755,008	26,592,124
Lease financing contracts	459,250,841	315,935,299
Overdrafts	6,133,558	4,235,486
	1,379,618,659	889,613,107
Deferred loan costs, net	6,479,782	4,706,774
Unearned finance charges	(1,169,230)	(1,774,047)
Allowance for loan and lease losses	(19,038,836)	(9,393,943)
Loans, net	$1,365,890,375	$883,151,891

The components of the net financing leases receivable at December 31, were as follows:

	2004	2003
Minimum lease payments	$395,318,044	$285,444,407
Guaranteed residual payments	63,932,797	30,490,892
Deferred origination costs, net	6,795,587	4,932,656
Less unearned income (equipment leases)	(1,163,859)	(1,734,141)
Less allowance for lease losses	(3,815,222)	(1,950,090)
	$461,067,347	$317,183,724

Guaranteed residual payments apply to leases where there is a more than nominal final payment for transfer of the unit to lessee. Such amounts are obligations of the lessee, which are generally established at amounts not to exceed the unit’s estimated value at the end of the lease term.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

At December 31, 2004, future minimum lease payments are expected to be received as follows:

Years ending December 31:
2005	$90,217,785
2006	91,353,388
2007	87,278,738
2008	72,265,583
2009	42,552,984
Thereafter	11,649,566
$395,318,044

The following is a summary of information pertaining to impaired loans:

	2004	2003
Impaired loans with related allowance	$14,230,000	$7,187,000
Impaired loans that did not require allowance	9,429,000	6,242,000
Total impaired loans	$23,659,000	$13,429,000
Allowance for impaired loans	$924,000	$451,000

	2004	2003	2002
Average investment in impaired loans	$21,317,000	$13,246,000	$10,210,000
Interest income recognized on
impaired loans	560,000	547,000	574,000
Interest income recognized on a cash
basis on impaired loans	560,000	547,000	574,000

No additional funds are committed to be advanced in connection with impaired loans.

As of December 31, 2004, 2003, and 2002, loans on which the accrual of interest has been discontinued amounted to $32,168,494, $17,058,295, and $15,889,045, respectively. If these loans had been accruing interest, the additional interest income realized would have been $1,640,797, $822,355, and $833,228, for 2004, 2003, and 2002, respectively.

Commercial and industrial loans with principal outstanding balances amounting to approximately $3,474,000 and $3,650,000 in 2004 and 2003, respectively, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of December 31, 2004 and 2003, industrial loans with a principal outstanding balance of approximately $1,555,000 and $1,556,000, respectively, were guaranteed by the U.S. government through the U.S. Department of Agriculture.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(11)	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2004	2003	2002
Balance at beginning of year	$9,393,943	$6,918,141	$4,512,932
Provision for loan and lease losses	7,100,000	6,451,000	3,353,686
Loans charged-off	(10,499,850)	(5,065,207)	(3,387,240)
Recoveries	2,143,197	1,090,009	420,764
Allowance from the acquisition of
Banco Financiero	—	—	2,017,999
Allowance from the acquisition of
BankTrust	10,901,546	—	—
Balance at end of year	$19,038,836	$9,393,943	$6,918,141

(12)	Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated
	useful lives
	(years)	2004	2003
Building	40	$5,749,435	$5,748,836
Leasehold improvements	5 to 20	6,389,119	5,315,561
Furniture, fixtures, and equipment	2 to 5	10,008,632	8,734,216
Construction in progress		—	122,362
		22,147,186	19,920,975
Accumulated depreciation and amortization		(10,885,973)	(9,389,622)
		$11,261,213	$10,531,353

Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 amounted to $1,674,309, $1,442,973, and $1,243,089, respectively.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(13)	Other Assets

Other assets at December 31 consist of the following:

	2004	2003
Deferred tax assets, net (note 21)	$12,523,726	$4,010,050
Merchant credit card items in process of collection	1,845,113	1,918,965
Auto insurance claims receivable on repossessed vehicles	1,228,858	1,214,016
Accounts receivable	1,337,594	806,545
Other real estate, net of valuation allowance of $22,779 and $27,525 in 2004 and 2003, respectively	2,875,002	2,774,124
Other repossessed assets, net of valuation allowance of $1,493,305 and $885,135 in 2004 and 2003, respectively	3,566,446	3,642,886
Servicing assets, net of valuation allowance of $1,003,618 in 2004 (note 20)	3,554,276	3,031,297
Prepaid expenses and deposits	5,615,626	3,982,463
Other	462,868	1,062,937
	$33,009,509	$22,443,283
Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the years ended December 31:

	2004	2003	2002
Balance, beginning of year	$885,135	$824,473	$402,114
Provision for losses	884,593	522,660	428,530
Allowance from acquisition of BankTrust	601,078	—	—
Net charge-offs	(877,501)	(461,998)	(6,171)
Balance, end of year	$1,493,305	$885,135	$824,473

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(14)	Deposits

Total interest-bearing deposits as of December 31 consisted of:

	2004	2003
Savings deposits:
Savings accounts	$278,802,480	$230,326,464
Now and money market accounts	118,076,729	77,019,283
	396,879,209	307,345,747
Time deposits:
Under $100,000	185,897,292	166,232,067
$100,000 and over	688,364,074	406,213,619
	874,261,366	572,445,686
	$1,271,140,575	$879,791,433

Interest expense on time deposits over $100,000 or more amounted to approximately $20,155,000, $14,396,000, and $12,383,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$424,257,285
2006	168,203,353
2007	106,913,239
2008	60,458,962
2009	58,964,326
Thereafter	53,564,573
872,361,738
Net premiums on time deposits	1,899,628
$874,261,366

At December 31, 2004 and 2003, the Company had brokered certificates of deposit amounting to approximately $511,158,000 and $228,212,000, respectively.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(15)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent short-term financing transactions with securities dealers and the FHLB. The following table summarizes certain information on securities sold under agreements to repurchase:

	2004	2003	2002
Amount outstanding at year-end	$463,409,056	$207,523,000	$64,112,687
Maximum aggregate balance outstanding
at any month-end	465,302,056	207,523,000	64,112,687
Average aggregate balance outstanding
during the year	312,169,363	92,068,813	44,472,450
Weighted average interest rate for the year	1.70%	1.71%	2.60%
Weighted average interest rate at year-end	2.47%	1.25%	2.04%

The investment securities underlying such agreements were delivered to the dealers with whom the agreements were transacted. The dealers may have sold, loaned, or otherwise disposed of such securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The following table presents the borrowing associated with the repurchased transactions (including accrued interest), their maturities and weighted average interest rates. Also, it includes the amortized cost and approximate fair value of the underlying collateral (including accrued interest) as of December 31, 2004 and 2003:

	2004
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
U.S. Treasury securities:
Within 30 days	$84,650,000	$84,882,054	$84,392,170	2.10%

Obligation of U.S. government
agencies and corporations:
Within 30 days	10,572,056	10,885,000	10,885,000	1.99%
After 30 to 90 days	24,264,000	25,138,586	24,836,342	2.38%
After 90 days	13,981,000	15,058,084	14,968,750	1.79%
	48,817,056	51,081,670	50,690,092
Mortgage-backed securities:
After 30 to 90 days	6,896,000	7,412,815	7,366,726	2.40%
After 90 days	27,192,000	29,146,635	29,413,054	2.91%
	34,088,000	36,559,450	36,779,780
Collateralized mortgage obligations:
Within 30 days	3,421,000	3,549,359	3,575,061	2.36%
After 30 to 90 days	115,830,000	124,127,363	123,662,535	2.30%
After 90 days	176,603,000	193,520,194	192,538,753	2.54%
	295,854,000	321,196,916	319,776,349
	$463,409,056	$493,720,090	$491,638,391	2.37%

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	2003
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
U.S. Treasury securities:
Within 30 days	$84,975,000	$84,748,443	$85,116,251	0.89%

Obligation of U.S. government
agencies and corporations:
Within 30 days	4,450,000	4,550,000	4,551,283	1.18%

Mortgage-backed securities:
After 90 days	19,979,554	21,436,974	21,440,930	1.41%

Collateralized mortgage obligations:
Within 30 days	35,445,000	36,860,804	36,620,424	1.47%
After 30 to 90 days	7,034,000	7,115,127	7,052,649	1.16%
After 90 days	55,639,446	59,239,196	58,573,880	1.65%
	98,118,446	103,215,127	102,246,953
	$207,523,000	$213,950,544	$213,355,417	1.26%
(16)	Advances from FHLB

At December 31 the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2004	2003
2004	6.50% to 6.81%	$—	$2,500,000
2005	2.63%	1,600,000	—
2006	4.81% to 5.72%	7,000,000	7,000,000
2007	5.20%	1,200,000	1,200,000
2014	4.38%	603,638	—
		$10,403,638	$10,700,000

Interest rates are fixed for the term of each advance and payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments during 2004, 2003, and 2002, amounted to approximately $584,523, $831,000, and $998,000, respectively. These notes are guaranteed by approximately $10,184,000 in securities and $965,000 in mortgage loans as of December 31, 2004 (note 8).

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(17)	Derivative Financial Instruments

As of December 31, 2004, the Company had the following derivative financial instruments outstanding (none at December 31, 2003):

	Notional
	amount	Fair value	Tax effect	Net effect
Cash-flow hedges:
Interest rate swaps	$52,500,000	$(236,690)	$92,309	$(144,381)	(1)
Fair-value hedges:
Interest rate swaps	50,227,000	(1,061,846)	(414,120)	(1,475,966)	(2)
	$102,727,000	$(1,298,536)	$(321,811)	$(1,620,347)

(1)	Included in other comprehensive income (loss).
(2)	Recorded in results of operations for the year together with the offsetting effect of the revaluation of hedged deposits of 1,475,966.

Interest-rate swaps involve the exchange of fixed and floating interest-rate payments without an exchange of the underlying principal. Net interest settlements of interest-rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item. The Company’s principal objective in holding interest-rate swap agreements is the management of interest-rate risk and related changes in the fair value of assets and liabilities. The Company’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest-rate characteristics of the instrument.

As of December 31, 2004, the Company has interest-rate swaps agreements primarily to hedge commercial loans and offset the risk of decrease in floating interest rates. The swaps have an aggregate notional amount of $52,500,000 maturing through the year 2007. The weighted average rates payable and receivable as of December 31, 2004 on these contracts were 4.59% and 6.26%, respectively. The floating rates on the swaps outstanding at December 31, 2004 are based on USD-Prime and London Interbank Offered Rate (LIBOR). These swaps were designated as cash-flow-hedges.

As of December 31, 2004, the Company has interest-rate swaps primarily to convert fixed-rate time deposits into variable rate liabilities for longer periods of time and provide protection against increases in interest rates. These swaps have an aggregate notional amount of $50,227,000 and maturities through the year 2018. These swaps were designated as fair-value-hedges. The weighted average rates payable and receivable as of December 31, 2004 on these contracts were 2.73% and 4.86%, respectively.

During the year ended December 31, 2004 no gain or loss on ineffectiveness of any of the hedging relationships was recorded since ineffectiveness was deemed inconsequential.

(18)	Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares (a wholly owned subsidiary of the Bank in 2001), now the Company (note 1). EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are equal to the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

Prior to FIN No. 46R, the statutory trusts described above, were considered subsidiaries of the Company. As a result of the adoption of FIN No. 46R, the Company deconsolidated these statutory trusts effective December 31, 2003. The junior subordinated debentures issued by the Company to the statutory trusts, totaling $46,393,000 are reflected in the Company’s consolidated balance sheets under the caption of “notes payable to statutory trusts”. The Company records interest expense on the notes payable to statutory trusts in the consolidated statements of income and included in the caption of other investments in the consolidated balance sheets, the common securities issued by the statutory trusts.

Interest expense on notes payable to statutory trusts amounted to approximately $2,319,000, $2,189,000, and $1,472,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Federal Reserve Board indicated in supervisory letter SR 03-13 (the Supervisory Letter), dated July 2, 2003, that trust preferred securities will be treated as Tier 1 capital until notice is given of the contrary. The Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15% limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25% limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(19)	Commitments and Contingencies

The Company leases certain premises used in its operations under operating lease agreements expiring at various dates through 2033. The total approximated minimum rental payments and the related approximated minimum future rental income, respectively, under the agreements, including rentals based upon increases in taxes and other costs, are approximately as follows:

	Minimum	Estimated
	rental	rental
	payments	income	Net
Year ending December 31:
2005	$2,199,000	$248,000	$1,951,000
2006	1,984,000	265,000	1,719,000
2007	1,654,000	265,000	1,389,000
2008	1,107,000	285,000	822,000
2009	881,000	285,000	596,000
Thereafter	8,277,000	591,000	7,686,000
	$16,102,000	$1,939,000	$14,163,000

Rent expense for the years ended December 31, 2004, 2003, and 2002 was approximately $1,994,000, $1,780,000, and $1,322,000, respectively.

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsels, that it has adequate defense or insurance protection with respect to such litigations and that any losses therefrom, whether or not insured, would not have a material adverse effect on the results of operations or financial position of the Company.

The Bank was defendant in a suit filed in 1994 alleging that money was permitted to be withdrawn from a corporate account at the Bank without full written authorization. On March 30, 2004, the court ruled against the Bank ordering restoration of approximately $890,000 in funds, interest thereon, and attorney’s fees. While the trial court found in favor of plaintiff, the Bank has appealed the decision. Management, based on the opinion of its legal counsel, expects to prevail.

(20)	Sale of Receivables and Servicing Assets

During November 2004 and June 2003, the Company sold to a third party lease financing contracts with carrying values of approximately $30 million for each sale and $20 million in December 2003. In these sales the Company retained servicing responsibilities and servicing assets of $1,522,453, $2,316,450, and $1,344,330 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $977,000, $1,797,000, and $1,023,000, respectively. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date. As of December 31, 2004, total amount accrued on books related to such recourse liability amounted to approximately $440,000.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

In May 2004, the Company also assumed servicing responsibilities and servicing assets related to previous auto and marine lease financing contracts sales of BankTrust (note 3).

During the years 2004 and 2003, the Company sold approximately $28.9 million and $42.8 million of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale. The net proceeds from the sale of such loans amounted to approximately $29.3 million and $43.5 million during 2004 and 2003, respectively, resulting in a gain of approximately $309,000 and $700,000, respectively.

In addition, in August 2004, the Company sold approximately $5.4 million of a loan portfolio (related to the BankTrust acquisition), including consumer and mortgage loans, which were served by another entity. The Company surrendered control of the loan receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale with net proceeds of approximately $5.5 million and a gain of approximately $108,000.

Total loans serviced for other were $67,176,460 (including $8,618,478 formerly serviced by BankTrust) and $45,300,506 at December 31, 2004 and 2003, respectively.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

A summary of servicing assets for the years ended December 31, 2004 and 2003 follows:

	2004	2003
Balance, beginning of year	$3,031,297	$—
Servicing assets from the acquisition of
BankTrust (note 3)	1,933,412	—
Servicing retained on loans sold	1,522,453	3,660,780
Amortization	(1,929,268)	(629,483)
Balance, end of year	4,557,894	3,031,297
Less valuation allowance from acquisition
of BankTrust (note 3)	(789,561)	—
Less valuation allowance recorded for
impairment loss	(214,057)	—
Total valuation allowance	(1,003,618)	—
Balance, end of year, net	$3,554,276	$3,031,297

Key assumptions used in measuring the servicing assets at the dates of the sales of loans completed during the years ended December 31, 2004 and 2003, were as follows:

	2004	2003
Prepayment rate	15.12%	5.50%
Weighted average life (in years)	3.70	3.90 to 4.03
Discount rate	8.68%	9.35 to 9.95%

The estimated fair value of servicing assets at December 31, 2004 was $3,846,481. Such fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets using a prepayment assumption of 15.1% for the auto pools and 24% for the marine pools. For purposes of impairment, the Company considers each of its sold lease portfolios individually. An impairment loss of approximately $214,000 was recognized during year ended December 31, 2004. No impairment loss was recognized during 2003.

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2005	$2,031,891
2006	1,052,570
2007	362,040
2008	60,404
2009	19,112
Thereafter	28,259
$3,554,276

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(21)	Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies. At December 31, 2004, the Company’s tax provision and related accounts are substantially those of its subsidiary Bank.

The Bank is subject to Puerto Rico income tax at statutory rates. Under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended, the Bank is subject to regular tax or the alternative minimum tax, whichever is higher. The excess of the alternative minimum tax over the regular income tax paid in any year is available to offset the regular income tax determined in future years, subject to certain limitations. Customarily, the effective tax rate is lower than the statutory rate primarily because interest income on certain U.S. and Puerto Rico securities is exempt from Puerto Rico income taxes.

The Bank is also subject to federal income tax on its U.S. source income. However, the Bank had no taxable U.S. income for the years ended December 31, 2004, 2003, and 2002. The Bank is not subject to federal income tax on U.S. treasury securities that qualify as portfolio interest, nor to the branch profit tax and the branch-level interest tax on such income.

During 2000, the Bank established an international banking entity (IBE) engaged in investment securities, deposits, and other funding transactions outside Puerto Rico. During 2004 the Bank transferred the assets and liabilities of the IBE to a recent organized IBE subsidiary of the Bank, EBS Overseas, Inc. The Company also has an IBE that operates as a division of the Bank under the name of BT International, which the Company acquired as a result of the BankTrust acquisition. The revenue generated by these entities, net of related interest costs and operating expenses, are exempt from Puerto Rico taxes.

In February 2005, the Puerto Rico Treasury Department (PRTD) completed an examination of Eurobank’s income tax return for the year ended December 31, 2000. The PRTD assessed an income tax deficiency of $688,938, which includes $193,933 of accrued interest. The deficiency relates to a portion of the net operating losses acquired as a result of Banco del Comercio acquisition, which was not adjusted in the year 2000 by the Bank’s exempt income net of related expenses. Such deficiency was formally assessed by the PRTD on March 10, 2005, and recorded as of December 31, 2004.

Total income taxes for the years ended December 31 are as follows:

	2004	2003	2002
Income tax from operations	$8,662,633	$3,432,465	$2,723,852
Stockholders' equity for unrealized (losses)
and gain on investment securities and
cash-flow hedges	(83,964)	(803,518)	413,280
	$8,578,669	$2,628,947	$3,137,132

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The components of the income tax provision for the years ended December 31, are as follows:

	2004	2003	2002
Current tax provision	$3,947,286	$2,959,287	$2,420,284
Deferred tax provision	4,715,347	473,178	303,568
Total income tax provision	$8,662,633	$3,432,465	$2,723,852

The difference between the income tax provision and the amount computed using the statutory rate at December 31, is due to the following:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax at statutory rate	$10,515,716	39.00%	$5,192,923	39.00%	$3,344,922	39.00%
Change in the beginning-of-the-year balance of valuation allowance	—	—	(584,712)	(4.40)	—	—
Benefits of tax-exempt interest income, net	(191,492)	(0.71)	(175,070)	(1.31)	(146,381)	(1.71)
International banking entities	(1,410,672)	(5.25)	(1,054,468)	(7.92)	(524,366)	(6.11)
Puerto Rico Treasury Department examination	495,005	1.84	—	—	—	—
(Allowance) disallowance of certain expenses for tax purposes and other items	(745,924)	(2.78)	53,792	0.41	49,677	0.58
	$8,662,633	32.10%	$3,432,465	25.78%	$2,723,852	31.76%

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2004	2003
Deferred tax assets:
Allowance for loan and lease losses	$7,425,146	$3,663,638
Net operating loss carryforward	7,762,236	2,297,665
Unrealized loss on securities available-for-sale	—	269,082
Unrealized loss on swaps designated as fair-value-hedges	414,120	—
Other temporary differences	2,144,161	662,269
Gross deferred tax assets	17,745,663	6,892,654
Less valuation allowance	—	—
Deferred tax assets	17,745,663	6,892,654
Deferred tax liabilities:
Deferred loan costs, net	(2,527,115)	(1,835,642)
Servicing assets	(1,214,567)	(854,261)
Fair value adjustments on loans	(1,057,790)	(192,701)
Unrealized gain on securities available-for-sale	(8,345)	—
Discount on interest-bearing time deposits	(414,120)	—
Deferred tax liabilities	(5,221,937)	(2,882,604)
Net deferred tax assets	$12,523,726	$4,010,050

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Considering economies of scale to be achieved from the merger and projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

At December 31, 2004, the Bank has net operating loss carryforwards for income tax purposes of approximately $19.9 million, which are available to offset future taxable income of the former BankTrust and Banco Financiero (note 3). Such operations yielded approximately $10.0 million of taxable income during 2004. The expiration dates of the net operating loss carryforwards are detailed as follows:

	Net operating loss carryforwards
Expiration Date	BankTrust	Banco Financiero	Total

2006	$—	$334,132	$334,132
2007	—	452,822	452,822
2008	—	1,570,684	1,570,684
2009	3,097,157	2,853,184	5,950,341
2011	11,595,189	—	11,595,189
	$14,692,346	$5,210,822	$19,903,168

(22)	Stock Transactions

During 2004, EuroBancshares issued 230,802 of the common stock shares, through stock options exercised as follows:

	Number of
Date	shares	Price	Total
January-04	50,000	$5.000	$250,000
March-04	30,000	3.325	99,750
March-04	35,250	4.500	158,625
March-04	50,000	5.000	250,000
November-04	32,776	3.325	108,980
December-04	32,776	3.325	108,980
	230,802		$976,335

The Company also issued 3,700 common shares valued at $8.13 per share through restricted stock grants to some employees in 2004.

In addition, during 2004 the Company also issued 683,304 common shares valued at $8.13 per share and 430,537 shares of perpetual noncumulative preferred stock Series A as a result of the acquisition of BankTrust.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

Also, in connection with the acquisition of BankTrust on May 12, 2004, the Company issued 733,316 shares of common stock at a price of $8.13 to its common stockholders and to holders of options to purchase its common stock who were not otherwise stockholders through a private placement offering.

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

During 2003, EuroBancshares issued 34,013 of the common stock shares at $7.87 per share through stock options exercised.

As a result of the reorganization into a holding company (note 1), on July 1, 2002, EuroBancshares became the sole owner of the Bank’s common stock. As part of such reorganization, the outstanding 6,788,421 shares of the Bank’s common stock, $1 par value, were exchanged to 6,788,421 shares of EuroBancshares common stock, $0.01 par value per share. Also as part of the reorganization, during 2002 EuroBancshares purchased and retired approximately 9,707 shares of its outstanding common stock, $0.01 par value, held by the remaining minority stockholders at a price of $9.00 per share.

During 2002, EuroBancshares issued 38,750 of its common stock shares at $4.00 per share through stock options exercised. In addition, as a result of the acquisition of Banco Financiero (note 3), EuroBancshares also issued 122,228 shares of its common stock, $0.01 par value, at a price of $10 per share, amounting to $1,222,280.

During 2002, the Bank issued 9,924 of the common stock shares at $3.33 per share through stock options exercised.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(23)	Stock Option Plan

During 2002, the board of directors approved the stock option plan (the Plan), which was ratified at a special meeting of stockholders. Under the Plan, 1,982,864 shares of authorized common stock of the Company, representing 10% of the shares of common stock outstanding of February 25, 2002, were reserved for issuance under the Plan. The outstanding options as of December 31, 2004 include options granted under a stock option plan held by the Bank until the reorganization.

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

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options, and generally, to determine the terms and conditions of such options in accordance to the provisions of the Plan. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the years ended December 31, 2004, 2003, and 2002.

A summary of the status of stock options under the Plan at December 31, 2004, 2003, and 2002 and changes during the years then ended is presented in the table below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Options outstanding January 1	1,122,114	$4.50	616,140	$3.97	375,676	$3.05
Granted	200,000	8.13	574,000	5.00	337,812	4.50
Exercised	(230,802)	4.23	(68,026)	3.94	(97,348)	2.27
Options outstanding and
exercisable December 31	1,091,312	$5.22	1,122,114	$4.50	616,140	$3.97

At the end of February 2005, the Company granted, under the established stock option plan, a total of 125,000 options, which are vested immediately, to its Directors and Executive Officers. These options will have a strike price, which in no event will be less than the price the shares trade on the close of the last day of 2004, which amounted to $21.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The following is a summary of outstanding and exercisable options under the Plan at December 31, 2004:

	Options
	outstanding	Exercise
Date granted	and exercisable	price	Exercisable date	Expiration date
2001	150,000	$3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
	1,091,312
(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(24)	Earnings Per Share

The computation of earnings per share is presented below:

	2004	2003	2002

Net income before extraordinary item
and preferred stock dividends	$18,300,742	$9,882,721	$5,852,871
Dividend paid to preferred shareholders	(497,898)	—	—
Extraordinary gain on the acquisition
of Banco Financiero	—	—	1,080,983
Extraordinary gain on the acquisition
of BankTrust	4,419,118	—	—
Net income available to
common shareholders	$22,221,962	$9,882,721	$6,933,854
Weighted average number of common
shares outstanding applicable to
basic earnings per share	16,523,373	13,881,272	13,622,970
Effect of dilutive securities	628,888	352,896	101,278
Adjusted weighted average
number of common shares
outstanding applicable to
diluted earnings per share	17,152,261	14,234,168	13,724,248

Basic earnings per share:
Income before extraordinary item	$1.08	$0.71	$0.43
Extraordinary item	0.27	—	0.08
Net income	$1.35	$0.71	$0.51

Diluted earnings per share:
Income before extraordinary item	$1.04	$0.69	$0.42
Extraordinary item	0.26	—	0.08
Net income	$1.30	$0.69	$0.50

For periods prior to the formation of the holding company (note 1), the share information above is that of the Bank, since the exchange of shares of that transaction was one to one (note 22).

(25)	Employees’ Benefit Plan

The Company maintains a defined contribution plan covering substantially all its employees after three months of service. Under the provisions of the plan, employees elect to contribute to the plan from up to 10% of their compensation and the Company matches 100% of the amount contributed by the employees up to a maximum of 3% of the employees’ annual compensation. The amount of contribution expense recognized by the Company for the years ended December 31, 2004, 2003, and 2002 amounted to approximately $246,000, $185,000, and $140,000, respectively.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(26)	Related-Party Transactions

The Company makes loans to its directors, principal stockholders, officers, employees, organizations, and individuals associated with them in the normal course of business. At December 31, 2004 and 2003, loans outstanding with these parties amounted to $3,807,224 and $4,108,944, respectively, all of which are substantially on the same terms and credit risks as loans to third parties.

The summary of change in the related-party loans follows:

	Executive			Principal
	officers			shareholders
	and related	Directors and		and related
	parties	related parties	Employees	parties	Total
Balance at December 31, 2002	$719,647	$3,032,282	$406,799	$1,050	$4,159,778
Additions	99,124	678,485	208,574	573	986,756
Reductions	(408,942)	(408,360)	(220,288)	—	(1,037,590)
Balance at December 31, 2003	409,829	3,302,407	395,085	1,623	4,108,944
Additions	134,418	2,814,899	43,364	—	2,992,681
Reductions	(126,100)	(3,061,724)	(104,954)	(1,623)	(3,294,401)
Balance at December 31, 2004	$418,147	$3,055,582	$333,495	$—	$3,807,224

Deposits of $7,010,191 and $7,836,751 from these parties were outstanding as of December 31, 2004 and 2003, respectively.

(27)	Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers, such as commitments to extend credit, approved loans not yet disbursed, unused lines of credit, and standby letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amount reflects the extent of involvement the Company has in this particular class of financial instrument.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company uses some credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Company requires collateral or other security to support financial instruments with credit risk. The Company performs its normal credit granting due diligence procedures, to the extent necessary, in evaluating its involvement in financial instruments with credit risk.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk follows:

	2004	2003
Financial instruments whose contract amounts represent credit risk – stand-by and commercial letters of credit	$12,331,000	$3,674,000
Commitments to extend credit, approved loans not yet disbursed, and unused lines of credit:
Variable rate	213,623,000	131,815,000
Fixed rate	43,406,000	20,910,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unused lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All guarantees expire within a year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit as collateral supporting those commitments for which collateral is deemed necessary.

(28)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments in accordance with SFAS No. 107, as amended by SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

	(a)	Cash and Due from Banks, Interest-Bearing Deposits, and Securities Purchased under Agreements to Resell

The carrying amount of cash and cash equivalents, interest-bearing deposits, and securities purchased under agreements to resell is a reasonable estimate of fair value, due to the short maturity of these instruments.

	(b)	Investment Securities

The fair value of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(c)	Other Investment Securities

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB. The carrying value of equity interest in unconsolidated statutory trusts approximates the fair value of the residual equity in the trusts.

(d)	Loans and Loans Held for Sale

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, mortgage, and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms.

The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

The estimate of fair value of loans considers the credit risk inherent in the portfolio through the allowance for loan and lease losses. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific-borrower information.

(e)	Accrued Interest Receivable

The carrying amount of accrued interest receivable is a reasonable estimate of its fair value, due to the short-term nature of the instruments.

(f)	Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of December 31, 2004 and 2003. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

(g)	Security Sold under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase are estimated using discounted cash flow analysis using rates for similar types of borrowing arrangements.

(h)	Advances from Federal Home Loan Bank

The fair value of notes payable is calculated by discounted scheduled cash flows through the estimated maturity using market discount rates.

(i)	Accrued Interest Payable, Accrued Expenses, and Other Liabilities

The carrying amount of accrued interest payable, accrued expenses, and other liabilities is a reasonable estimate of fair value, due to the short-term nature of the instruments.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(j)	Notes Payable to Statutory Trusts

The fair value of notes payable to statutory trust outstanding is calculated by discounting scheduled cash flows through the estimated maturity using the annual rate for each successive period equal to the three-month LIBOR, plus 3.60%, and the three-month LIBOR, plus 3.25%.

(k)	Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was not readily available and not deemed significant.

(l)	Limitations

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. As described for investments and mortgage-backed securities, the tax ramifications related to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in many of the estimates.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Following are the carrying amount and fair value of financial instruments as of December 31:

	2004		2003
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks	$18,597,116	$18,597,116	$22,522,342	$22,522,342
Interest-bearing deposits	3,271,377	3,271,377	19,324,216	19,324,216
Securities purchased under
agreements to resell	42,810,479	42,810,479	20,483,736	20,483,736
Investment securities
available for sale	555,481,743	555,481,743	324,938,042	324,938,042
Investment securities
held to maturity	49,504,443	49,306,561	—	—
Other investment securities	8,715,600	8,715,600	3,342,100	3,342,100
Loans held for sale	2,684,063	2,684,063	6,846,330	6,846,330
Loans, net	1,365,890,375	1,396,092,624	883,151,891	886,156,371
Accrued interest receivable	11,167,973	11,167,973	6,792,687	6,792,687
Financial liabilities:
Deposits	1,409,036,436	1,442,098,693	984,549,130	1,008,458,089
Securities sold under
agreements to repurchase	463,409,056	460,677,355	207,523,000	207,649,425
Advances from FHLB	10,403,638	10,604,869	10,700,000	11,543,272
Notes payable to statutory trusts	46,393,000	46,388,754	46,393,000	46,395,250
Accrued interest payable	6,719,851	6,719,851	2,868,130	2,868,130
Accrued expenses and
other liabilities	8,130,222	8,130,222	3,267,464	3,267,464

(29)	Significant Group Concentrations of Credit Risk

Most of the Company’s business activities are with customers located within Puerto Rico. The Company has a commercial, industrial, and leasing loan portfolio with no significant concentration in any economic sector.

(30)	Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2004
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$126,564	8.00%	$220,585	13.94%	N/A
Eurobank	127,286	8.00%	169,705	10.67%	≥10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	63,282	4.00%	201,342	12.73%	N/A
Eurobank	63,643	4.00%	130,461	8.20%	≥6.00%
Tier I Capital (to average assets):
Consolidated	81,303	4.00%	201,342	9.91%	N/A
Eurobank	81,244	4.00%	130,461	6.42%	≥5.00%

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	2003
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$81,308	8.00%	$117,934	11.60%	N/A
Eurobank	81,315	8.00%	117,614	11.57%	≥10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	40,654	4.00%	84,400	8.30%	N/A
Eurobank	40,657	4.00%	75,638	7.44%	≥6.00%
Tier I Capital (to average assets):
Consolidated	49,958	4.00%	84,400	6.76%	N/A
Eurobank	49,958	4.00%	75,638	6.06%	≥5.00%

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(31)	Parent Company Financial Information

As discussed in note 1, Eurobancshares became the holding company of Eurobank effective March 18, 2002. The following condensed financial information presents the financial position of Eurobancshares as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003, and 2002.

Condensed Balance Sheets:

	2004	2003
	(In thousands)
Assets
Notes receivable from Eurobank	$20,000	$32,500
Interest receivable from Eurobank	16	38
Interest receivable from other subsidiaries	2	2
Due from Eurobank	50,857	331
Investment in Eurobank	132,421	77,255
Investment in other subsidiaries	1,504	1,412
Prepaid expenses	5	3
Total assets	$204,805	$111,541

Liabilities and Stockholders' Equity
Due to Eurobank	$5	$-
Due to other subsidiary	10	10
Dividends payable	17
Notes payable to subsidiaries	46,393	46,393
Accrued interest payable to other subsidiaries	78	63
Total liabilities	46,503	46,466

Stockholders' equity	158,302	65,075
Total liabilities and stockholders' equity	$204,805	$111,541

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Condensed Statements of Income:
	Year ended December 31
	2004	2003	2002
	(In thousands)
Income:
Interest on note receivable from Eurobank	$1,160	$1,513	$1,412
Dividend income from preferred stocks of Eurobank	1,089	610	16
Dividend income from other subsidiaries	70	66	44
Total interest income	2,319	2,189	1,472
Interest expense on notes payable to subsidiaries	2,319	2,189	1,472
Net interest income	—	—	—
Equity in undistributed earnings of subsidiaries	22,734	9,891	6,951
Noninterest expense	14	8	17
Earnings before income taxes	22,720	9,883	6,934
Provision for income taxes	—	—	—
Net income	$22,720	$9,883	$6,934

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Condensed Statements of Cash Flows:
	Year ended December 31
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$22,720	$9,883	$6,934
Adjustments to reconcile net income to net
cash used in operating activities:
Equity in undistributed earnings of
subsidiaries	(22,734)	(9,891)	(6,951)
Decrease (increase) in accrued interest
receivable from subsidiaries	(21)	29	(15)
Increase in prepaid expenses	(2)	(1)	(2)
Increase in due from Eurobank	(57,242)	(160)	(171)
Increase (decrease) in accrued interest
payable to subsidiaries	15	(128)	30
Increase in due to Eurobank	5	—	—
Increase in due to other subsidiary	-	—	107
Increase in dividends payable	17	—	—
Other	—	—	(66)
Net cash used in operating activities	(57,242)	(268)	(134)

Cash flows from financing activities:
Proceeds from issuance of common stock	57,242	268	221
Purchase and retirement of common stock	-	-	(87)
Net cash provided in investing activities	57,242	268	134

Net increase (decrease) in cash and
cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosure:
Issuance of Eurobancshares common stocks on
acquisition of BankTrust	$5,552	$—	$—
Issuance of Eurobancshares preferred stocks on
acquisition of BankTrust	10,763	—	—
Capital contributions through issuance of
Eurobancshares' common stocks on acquisition
of Banco Financiero	—	—	1,222

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Condensed Statement of Cash Flows (continued):
	Year ended December 31
	2004	2003	2002
	(In thousands)
Issuance of Eurobancshares common stocks on acquisition of Banco Financiero	—	—	1,222
Conversion of note receivable from Eurobank in Eurobank's preferred stocks	—	—	12,500
Note receivable resulting from Trust Preferred Capital Securities issuance	—	—	20,000
Note payable to the Trust II in connection with its creation	—	—	619
Equity in other comprehensive income of subsidiaries	(2,350)	(2,411)	1,240

(32)	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, 2003, and 2002 are as follows:

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	Year ended December 31, 2004
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$30,484,569	$28,565,698	$25,419,848	$19,006,342
Interest expense	12,171,282	11,064,900	9,897,769	8,347,321
Net interest income	18,313,287	17,500,798	15,522,079	10,659,021
Provision for loan and lease losses	1,250,000	1,875,000	2,475,000	1,500,000
Net interest income
after provision
for loan and lease losses	17,063,287	15,625,798	13,047,079	9,159,021
Total other income	3,365,466	2,341,494	1,779,771	1,593,122
Total other expenses	10,986,310	9,786,176	8,875,639	7,363,537
Income before
income taxes	9,442,443	8,181,116	5,951,211	3,388,606
Income tax	3,319,085	2,804,423	1,475,145	1,063,981
Extraordinary gain	4,898	-	4,414,220	-
Net income	$6,128,256	$5,376,693	$8,890,286	$2,324,625

Earnings per share:
Basic earnings per share:
Income before extraor-
dinary item	$0.30	$0.30	$0.29	$0.17
Extraordinary item	-	-	0.29	-
Net income	$0.30	$0.30	$0.58	$0.17
Diluted earnings per share:
Income before extraor-
dinary item	$0.29	$0.28	$0.28	$0.16
Extraordinary item	-	-	0.29	-
Net income	$0.29	$0.28	$0.57	$0.16

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	Year ended December 31, 2003
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$18,735,453	$18,113,546	$17,398,785	$17,268,067
Interest expense	8,050,132	7,972,925	7,944,189	7,955,002
Net interest income	10,685,321	10,140,621	9,454,596	9,313,065
Provision for loan and lease losses	1,330,000	1,450,000	1,577,000	2,094,000
Net interest income
after provision
for loan and lease losses	9,355,321	8,690,621	7,877,596	7,219,065
Total other income	2,811,942	1,843,708	3,283,312	1,108,668
Total other expenses	8,115,283	7,082,156	7,220,886	6,456,722
Income before
income taxes	4,051,980	3,452,173	3,940,022	1,871,011
Income tax	467,835	1,001,042	1,380,348	583,240
Net income	$3,584,145	$2,451,131	$2,559,674	$1,287,771

Net income per share:
Basic	$0.26	$0.17	$0.19	$0.09
Diluted	0.25	0.17	0.18	0.09

(Continued)

 EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	Year ended December 31, 2002
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$15,675,155	$14,347,000	$13,289,878	$11,655,696
Interest expense	7,189,114	6,514,357	6,023,986	5,396,111
Net interest income	8,486,041	7,832,643	7,265,892	6,259,585
Provision for loan and lease losses	1,034,462	1,006,000	540,224	773,000
Net interest income
after provision
for loan and leaselosses	7,451,579	6,826,643	6,725,668	5,486,585
Total other income	1,005,186	956,305	1,088,666	970,617
Total other expenses	6,358,082	5,092,489	5,572,576	4,911,379
Income before
income taxes	2,098,683	2,690,459	2,241,758	1,545,823
Income tax	706,625	841,416	718,061	457,749
Extraordinary gain	1,080,983	-	-	-
Net income	$2,473,041	$1,849,043	$1,523,697	$1,088,074

Earnings per share:
Basic earnings per share:
Income before extraor-
dinary item	$0.10	$0.13	$0.12	$0.08
Extraordinary item	0.08	—	—	—
Net income	$0.18	$0.13	$0.12	$0.08
Diluted earnings per share:
Income before extraordinary item	$0.10	$0.13	$0.11	$0.08
Extraordinary item	0.08	—	—	—
Net income	$0.18	$0.13	$0.11	$0.08