Form 10-K/A
period 2004-12-31
EUROBANCSHARES INC
filed 2005-04-12
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K/A

AMENDMENT NO. 1 TO FORM 10-K

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

EUROBANCSHARES, INC.

INDEX

PAGE
EXPLANATORY NOTE	1
PART II	1
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	1
PART IV	1
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	1

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrants Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 31, 2005, and is being filed solely to amend Part II, Item 8 “Financial Statements and Supplementary Data” and Part IV, Item 15 “Exhibits and Financial Statement Schedules” to correct a typographical error contained in the notes to the registrant’s audited consolidated financial statements relating to pro forma earnings per share of the registrant for the years ended December 31, 2003 and 2002 which were presented in Note 2(v), Summary of Significant Accounting Policies - Stock Option Plan, to the Notes to Consolidated Financial Statements without giving effect to the registrant’s two-for-one common stock split effective on June 21, 2004. All other references in the registrant’s Annual Report on Form 10-K relating to the earnings per share of the registrant were accurately presented giving effect to the stock split.

In addition, we have filed the following exhibits herewith:

Exhibit Number	Description of Exhibit

23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART II

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Amendment No. 1 on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Amendment No. 1 on Form 10-K/A. Set forth below is a list of such financial statements:

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

1

Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

3.2
Amended and Restated Bylaws of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

3.3
Certificate of Designation of EuroBancshares, Inc. Noncumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.1
Specimen stock certificate representing EuroBancshares, Inc. Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on August 2, 2004)

4.2
Specimen stock certificate representing EuroBancshares, Inc. Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K previously filed by EuroBancshares, Inc. on March 31, 2005)

4.3
Indenture, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.4
Amended and Restated Declaration of Trust, dated as of December 18, 2001, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Rafael Arrillaga-Torréns, Jr., Jorge Calderón Drowett, and William Torres-Torres, as Administrators (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.5
Guarantee Agreement, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.6
Indenture, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.7
Amended and Restated Declaration of Trust, dated as of December 19, 2002, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Jose Martinez Recondo, Isabella Arrillaga, as Administrators (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.8
Guarantee Agreement, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.1†
EuroBancshares, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

2

Exhibit Number	Description of Exhibit

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

* Filed with this Amendment No. 1 on Form 10-K/A.
† Constitutes a management contract or compensatory plan or arrangement.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: April 12, 2005	By:	/s/ Rafael Arrillaga-Torrén, Jr.

Rafael Arrillaga-Torrén, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2005	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer (principal executive officer)

Date: April 12, 2005	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 12, 2005	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez
Director

Date: April 12, 2005	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar
Director

Date: April 12, 2005	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni
Director

Date: April 12, 2005	By:	/s/ Plácido González Córdova
Plácido González Córdova
Director

Date: April 12, 2005	By:	/s/ Jorge Calderón Drowett
Jorge Calderón Drowett
Director

Date: April 12, 2005	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía
Director

Date: April 12, 2005	By:	/s/ Diana López-Feliciano
Diana López-Feliciano
Director

Date: April 12, 2005	By:	/s/ William Torres Torres
William Torres Torres
Director

4

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003	F-2
CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE YEARS IN
THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004	F-3
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD
ENDED DECEMBER 31, 2004	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE
THREE-YEAR PERIOD ENDED DECEMBER 31, 2004	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Loans, including fees	$90,873,069	$64,952,274	$48,958,689
Investment securities:
Available for sale	11,887,768	6,009,233	5,341,882
Held to maturity	201,017	—	—
Interest-bearing deposits, securities purchased under agreements to resell, and other	514,602	554,344	667,158
Total interest income	103,476,456	71,515,851	54,967,729
Interest expense:
Deposits	33,309,033	27,384,400	21,467,060
Securities sold under agreements to repurchase, notes payable, and other	8,172,239	4,537,848	3,656,508
Total interest expense	41,481,272	31,922,248	25,123,568
Net interest income	61,995,184	39,593,603	29,844,161
Provision for loan and lease losses	7,100,000	6,451,000	3,353,686
Net interest income after provision for loan and lease losses	54,895,184	33,142,603	26,490,475
Noninterest income:
Service charges - - fees and other	8,056,482	5,456,397	4,331,341
Net gain on sale of securities	—	707,155	—
Net loss on sale of other real estate owned, repossessed assets, and on disposition of other assets	(358,890)	(662,556)	(310,567)
Net gain on sale of loans	1,395,105	3,546,634	—
Total noninterest income	9,092,697	9,047,630	4,020,774
Noninterest expense:
Salaries and employee benefits	19,193,637	15,434,082	11,943,084
Net occupancy	6,942,603	5,909,923	4,592,442
Professional services	2,196,101	1,402,283	1,055,126
Municipal and other taxes	1,253,950	725,474	507,065
Commissions and service fees	1,206,119	1,050,733	764,348
Office supplies	1,032,576	984,290	746,458
Insurance	803,727	627,540	384,635
Promotional	545,128	510,782	356,823
Other	3,850,665	2,229,940	1,584,545
Total noninterest expense	37,024,506	28,875,047	21,934,526
Income before income taxes and extraordinary item	26,963,375	13,315,186	8,576,723
Provision for income taxes	8,662,633	3,432,465	2,723,852
Income before extraordinary item	18,300,742	9,882,721	5,852,871
Extraordinary gain on acquisition of BankTrust in 2004 and Banco Financiero in 2002 (note 3)	4,419,118	—	1,080,983
Net income	$22,719,860	$9,882,721	$6,933,854
Earnings per share:
Basic:
Income before extraordinary item	$1.08	$0.71	$0.43
Extraordinary item	0.27	—	0.08
Net income	$1.35	$0.71	$0.51
Diluted:
Income before extraordinary item	$1.04	$0.69	$0.42
Extraordinary item	0.26	—	0.08
Net income	$1.30	$0.69	$0.50

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Preferred stock:
Balance at beginning of year	$—	$—	$—
Issuance of preferred stock	4,305	—	—
Balance at end of year	4,305	—	—

Capital paid in excess of par value - preferred stock:
Balance at beginning of year	—	—	—
Issuance of preferred stock	10,759,120	—	—
Balance at end of year	10,759,120	—	—

Common stock:
Balance at beginning of year	69,737	69,397	6,778,497
Issuance of Eurobank common stock	—	—	9,924
Exchange as a result of the creation of the holding company	—	—	(6,720,537)
Purchase and retirement of common stock	(10)	—	(97)
Issuance of common stock before stock split	7,928	340	1,610
Stock split	77,655	—	—
Issuance of common stock after stock split	40,331	—	—
Balance at end of year	195,641	69,737	69,397

Capital paid in excess of par value - - common stock:
Balance at beginning of year	42,943,014	42,675,749	34,610,787
Issuance of Eurobank common stock	—	—	56,073
Exchange as a result of the creation of the holding company	—	—	6,720,537
Purchase and retirement of common stock	(8,684)	—	(87,319)
Issuance of common stock before stock split	12,290,548	267,265	1,375,671
Stock split	(77,655)	—	—
Issuance of common stock after stock split	50,261,179	—	—
Balance at end of year	105,408,402	42,943,014	42,675,749

Reserve fund:
Balance at beginning of year	2,348,598	1,299,469	602,857
Transfer from undivided profits	2,373,158	1,049,129	696,612
Balance at end of year	4,721,756	2,348,598	1,299,469

Undivided profits:
Balance at beginning of year	20,521,151	11,687,559	5,450,317
Net income	22,719,860	9,882,721	6,933,854
Preferred stock dividends	(497,898)	—	—
Transfer to reserve fund	(2,373,158)	(1,049,129)	(696,612)
Balance at end of year	40,369,955	20,521,151	11,687,559

Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of year	(807,244)	1,603,307	363,467
Unrealized net gain (loss) on investment securities available for sale and cash-flow hedges	(2,350,247)	(2,410,551)	1,239,840
Balance at end of year	(3,157,491)	(807,244)	1,603,307
Total stockholders’ equity	$158,301,688	$65,075,256	$57,335,481
Comprehensive income:
Net income	$22,719,860	$9,882,721	$6,933,854
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss) on investment securities available for sale and cash-flow hedges	(2,350,247)	(1,880,185)	1,239,840
Reclassification adjustment for realized gains included in net income	—	(530,366)	—
Unrealized net gains (losses) on investment securities available for sale and cash-flow hedges	(2,350,247)	(2,410,551)	1,239,840
Comprehensive income	$20,369,613	$7,472,170	$8,173,694

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

See accompanying notes to consolidated financial statements.

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

Premiums and discounts are amortized over the estimated average life of the related investment security available for sale as an adjustment to yield using a method that approximates the effective- interest method. Additionally, the Company anticipates estimated prepayments on mortgage-backed securities in the amortization of premiums and accretion of discounts on such securities. Dividend and interest income are recognized when earned.

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

A decline in the fair value of the securities below their cost that are deemed to be other than temporary result in an impairment that is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other than temporary, the Company considers whether evidence indicating that the cost of the investment is recoverable outweights evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

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

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

·	Derecognizes all assets sold;

·	Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale;

·	Initially measures, at fair value, assets obtained and liabilities incurred in a sale; and

·	Recognizes in earnings any gain or loss on the sale.

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

Loan fees and certain direct loan origination costs are deferred, and the net amount is recognized in interest income using the interest method over the contractual life of the loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment to yield.

(t)	Earnings Per Share

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(u)	Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2004	2003	2002
Cash paid during the years for:
Interest	$37,630,000	$32,494,000	$23,939,000
Income taxes	2,533,000	3,116,000	2,037,000
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	$20,282,000	$15,431,000	$7,463,000
Change in fair value of available-for-sale securities and cash-flow hedges	(2,434,211)	(3,214,069)	1,653,120
Tax effect of change in fair value of available-for-sale securities and cash-flow hedges	(83,964)	(803,518)	413,280
Capital contribution through issuance of EuroBancshares' stocks on acquisition of BankTrust (note 3):
Common stocks	5,551,845	--	--
Preferred stocks	10,763,425	--	--
Capital contribution through issuance of EuroBancshares common stock on acquisition of Banco Financiero (note 3)	--	--	1,222,280

(v)	Stock Option Plan

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

	2004	2003	2002

Net income, as reported	$22,719,860	$9,882,721	$6,933,854
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(370,143)	(364,421)	(270,832)
Pro forma net income	$22,349,717	$9,518,300	$6,663,022
Earnings per share:
Basic - as reported	$1.35	$0.71	$0.51
Basic - pro forma	1.32	0.69	0.49
Diluted - as reported	1.30	0.69	0.50
Diluted - pro forma	1.27	0.67	0.49

As part of the reorganization described in note 1, each holder of options to acquire shares of the Bank stock outstanding at the merger effective date received one option to purchase a share of the Company stock in exchange for each option to purchase a share of the Bank stock that such person held as of the merger effective date.

(w)	Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances require to be recognized by the accounting standard. In addition to net income, the Company recognizes unrealized holding gains and losses, net of taxes, from available-for-sale securities and the change in fair value of the cash-flow hedges as components of comprehensive income.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment to yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company elected to adopt SOP 03-3 for the year ending December 31, 2005. The impact of the new accounting pronouncement cannot be reasonably estimated, as it is related to future loan acquisitions.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the application on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, referred to in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1- determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 - evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until such time as new guidance is issued and comes into effect. Currently, the disclosure requirements originally prescribed by EITF 03-1 will remain in effect.

In December 2004, SFAS No. 123 was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt this new implementation for the third quarter of 2005. We believe that the impact would not be material to our year-end operations.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of May 3, 2004 (in thousands):

Cash and due from banks	$78,476
Interest-bearing deposits with banks	3,271
Investment securities	80,140
Loans, net	336,275
Other assets	23,828
Total assets acquired	521,990
Deposits	(398,555)
Borrowings	(85,738)
Other liabilities	(8,632)
Total liabilities assumed	(492,925)
Net assets acquired	$29,065

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

(4)	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2004 and 2003 consist of short-term investments, usually overnight transactions. The following table summarizes certain information on securities purchased under agreements to resell:

	2004	2003	2002

Amount outstanding at year-end	$42,810,479	$20,483,736	45,014,420
Maximum aggregate balance outstanding at any month-end	63,763,679	49,314,518	45,014,420
Average monthly aggregate balance outstanding during the year	26,607,444	21,017,618	20,232,036

Weighted average interest rate for the year ended December 31	1.30%	1.19%	1.68%
Weighted average interest rate at year-end	2.36%	1.00%	1.25%

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(5)	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31, 2004 and 2003 are as follows:

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$1,506,276	$8,960	$(905)	$1,514,331
One through five years	6,264,714	39,714	(13,920)	6,290,508
More than ten years	1,706,383	15,429	(12,819)	1,708,993
U.S. treasury obligations:
Less than one year	84,882,054	--	(489,884)	84,392,170
Federal Home Loan Bank notes:
Less than one year	37,517,099	--	(237,465)	37,279,634
One through five years	41,391,666	--	(257,723)	41,133,943
Federal National Mortgage Association notes:
One through five years	7,461,983	--	(49,295)	7,412,688
Federal Home Loan Mortgage Corporation notes:
One through five years	3,005,088	--	(32,433)	2,972,655
Mortgage-backed securities	374,320,227	1,385,436	(2,928,842)	372,776,821
Total	$558,055,490	$1,449,539	$(4,023,286)	$555,481,743

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	2003
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Commonwealth of Puerto Rico obligations:
One through five years	$4,317,444	$48,556	$--	$4,366,000
More than five years	201,685	7,815	--	209,500
U.S. corporate notes:
Less than one year	2,967,893	26,442	--	2,994,335
U.S. treasury obligations:
One through five years	84,748,443	367,808	--	85,116,251
Federal Home Loan Bank notes:
Less than one year	1,000,000	6,347	--	1,006,347
One through five years	23,052,150	24,598	--	23,076,748
Five through ten years	5,356,640	12,474	--	5,369,114
Federal National Mortgage Association notes:
One through five years	7,449,036	21,951	--	7,470,987
Federal Home Loan Mortgage Corporation notes:
One through five years	3,009,060	--	(2,324)	3,006,736
Mortgage-backed securities	193,912,017	400,923	(1,990,916)	192,322,024
Total	$326,014,368	$916,914	$(1,993,240)	$324,938,042

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

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(544,483)	$38,161,288	$(32,433)	$2,972,655	$(576,916)	$41,133,943
State and municipal obligations	(27,644)	2,679,081	--	--	(27,644)	2,679,081
U.S. treasury obligations	(489,884)	84,882,054	--	--	(489,884)	84,882,054
Mortgage-backed securities	(2,141,723)	183,629,377	(787,119)	53,218,529	(2,928,842)	236,847,906
	$(3,203,734)	$309,351,800	$(819,552)	$56,191,184	$(4,023,286)	$365,542,984

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

·
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

·
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

(6)	Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2004 are as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
Five through ten years	$4,813,645	$--	$(38,338)	$4,775,307
Mortgage-backed securities	44,690,798	183,194	(342,738)	44,531,254
Total	$49,504,443	$183,194	$(381,076)	$49,306,561

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(8)	Pledged Assets

At December 31, 2004, various securities and loans were pledged to secure the following:

	Carrying
Asset pledged	value	Items secured/collateralized

Securities	$11,186,051	Deposits of public funds
Commercial loans guaranteed by the Small
Business Administration	2,869,473	Deposits of public funds
Securities	10,183,548	Advances from Federal Home Loan Bank
Residential mortgage loans	965,097	Advances from Federal Home Loan Bank
Securities	125,923	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for IRA Trust
Securities	52,565	Assets for Eurobank IRA Trust
Securities	438,384	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for the Trust and the International
		Banking Entity operations
Securities	295,725	Assets pledged with the Federal Reserve Bank
		for Treasury, tax, and loan account
Securities	2,168,652	Assets pledged with the Federal Reserve Bank
		for Discount Window
Securities	491,638,391	Securities sold under agreements to repurchase
Securities	2,918,463	Assets pledged with brokers for interest rate swaps

(9)	Interest and Dividends on Investment Securities

A detail of interest and FHLB dividend income on investment securities follows:

	Year ended December 31
	2004	2003	2002
Mortgage-backed securities:
Taxable	$381,436	$—	$—
Exempt	6,527,806	2,506,807	2,855,460
	$6,909,242	$2,506,807	$2,855,460
Other investment securities:
Taxable	$358,917	$89,044	$361,328
Exempt	4,820,626	3,413,382	2,125,094
	$5,179,543	$3,502,426	$2,486,422

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(11)	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2004	2003	2002

Balance at beginning of year	$9,393,943	$6,918,141	$4,512,932
Provision for loan and lease losses	7,100,000	6,451,000	3,353,686
Loans charged-off	(10,499,850)	(5,065,207)	(3,387,240)
Recoveries	2,143,197	1,090,009	420,764
Allowance from the acquisition of Banco Financiero	--	--	2,017,999
Allowance from the acquisition of BankTrust	10,901,546	--	--
Balance at end of year	$19,038,836	$9,393,943	$6,918,141

(12)	Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated
	useful lives
	(years)	2004	2003

Building	40	$5,749,435	$5,748,836
Leasehold improvements	5 to 20	6,389,119	5,315,561
Furniture, fixtures, and equipment	2 to 5	10,008,632	8,734,216
Construction in progress		--	122,362
		22,147,186	19,920,975
Accumulated depreciation and amortization		(10,885,973)	(9,389,622)
		$11,261,213	$10,531,353

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following table presents the borrowing associated with the repurchased transactions (including accrued interest), their maturities, and weighted average interest rates. Also, it includes the amortized cost and approximate fair value of the underlying collateral (including accrued interest) as of December 31, 2004 and 2003:

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

On March 1, 2005, the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15% limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25% limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

Key assumptions used in measuring the servicing assets at the dates of the sales of loans completed during the years ended December 31, 2004 and 2003, were as follows:

	2004	2003

Prepayment rate	15.12%	5.50%
Weighted average life (in years)	3.70%	3.90% to 4.03%
Discount rate	8.68%	9.35% to 9.95%

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2004	2003

Deferred tax assets:
Allowance for loan and lease losses	$7,425,146	$3,663,638
Net operating loss carryforward	7,762,236	2,297,665
Unrealized loss on securities available-for-sale	--	269,082
Unrealized loss on swaps designated as fair-value hedges	414,120	--
Other temporary differences	2,144,161	662,269
Gross deferred tax assets	17,745,663	6,892,654
Less valuation allowance	--	--
Deferred tax assets	17,745,663	6,892,654
Deferred tax liabilities:
Deferred loan costs, net	(2,527,115)	(1,835,642)
Servicing assets	(1,214,567)	(854,261)
Fair value adjustments on loans	(1,057,790)	(192,701)
Unrealized gain on securities available-for-sale	(8,345)	--
Discount on interest-bearing time deposits	(414,120)	--
Deferred tax liabilities	(5,221,937)	(2,882,604)
Net deferred tax assets	$12,523,726	$4,010,050

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

At December 31, 2004, the Bank has net operating loss carryforwards for income tax purposes of approximately $19.9 million, which are available to offset future taxable income of the former BankTrust and Banco Financiero (note 3). Such operations yielded approximately $10.0 million of taxable income during 2004. The expiration dates of the net operating loss carryforwards are detailed as follows:

	Net operating loss carryforwards
Expiration Date	BankTrust	Banco Financiero	Total

2006	$--	$334,132	$334,132
2007	--	452,822	452,822
2008	--	1,570,684	1,570,684
2009	3,097,157	2,853,184	5,950,341
2011	11,595,189	--	11,595,189
	$14,692,346	$5,210,822	$19,903,168

(22)	Stock Transactions

During 2004, EuroBancshares issued 230,802 of the common stock shares, through stock options exercised as follows:

	Number of
Date	shares	Price	Total

January-04	50,000	$5.000	$250,000
March-04	30,000	3.325	99,750
March-04	35,250	4.500	158,625
March-04	50,000	5.000	250,000
November-04	32,776	3.325	108,980
December-04	32,776	3.325	108,980
	230,802		$976,335

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
	1,091,312

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(24)	Earnings Per Share

The computation of earnings per share is presented below:

	2004	2003	2002

Net income before extraordinary item and preferred stock dividends	$18,300,742	$9,882,721	$5,852,871
Dividend paid to preferred shareholders	(497,898)	—	—
Extraordinary gain on the acquisition of Banco Financiero	—	—	1,080,983
Extraordinary gain on the acquisition of BankTrust	4,419,118	—	—
Net income available to common shareholders	$22,221,962	$9,882,721	$6,933,854

Weighted average number of common shares outstanding applicable to
basic earnings per share	16,523,373	13,881,272	13,622,970
Effect of dilutive securities	628,888	352,896	101,278
Adjusted weighted average number of common shares outstanding applicable to outstanding applicable to diluted earnings per share	17,152,261	14,234,168	13,724,248

Basic earnings per share:
Income before extraordinary item	$1.08	$0.71	$0.43
Extraordinary item	0.27	—	0.08
Net income	$1.35	$0.71	$0.51

Diluted earnings per share:
Income before extraordinary item	$1.04	$0.69	$0.42
Extraordinary item	0.26	—	0.08
Net income	$1.30	$0.69	$0.50

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk follows:

	2004	2003

Financial instruments whose contract amounts represent
credit risk - stand-by and commercial letters of credit	$12,331,000	$3,674,000
Commitments to extend credit, approved loans not yet
disbursed, and unused lines of credit:
Variable rate	213,623,000	131,815,000
Fixed rate	43,406,000	20,910,000

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

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2004
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio

Total Capital (to risk-weighted assets):
Consolidated	$126,564	8.00%	$220,585	13.94%	N/A
Eurobank	127,286	8.00%	169,705	10.67%	>10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	63,282	4.00%	201,342	12.73%	N/A
Eurobank	63,643	4.00%	130,461	8.20%	>6.00%

Tier I Capital (to average assets):
Consolidated	81,303	4.00%	201,342	9.91%	N/A
Eurobank	81,244	4.00%	130,461	6.42%	>5.00%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	2003
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio

Total Capital (to risk-weighted assets):
Consolidated	$81,308	8.00%	$117,934	11.60%	N/A
Eurobank	81,315	8.00%	117,614	11.57%	>10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	40,654	4.00%	84,400	8.30%	N/A
Eurobank	40,657	4.00%	75,638	7.44%	>6.00%

Tier I Capital (to average assets):
Consolidated	49,958	4.00%	84,400	6.76%	N/A
Eurobank	49,958	4.00%	75,638	6.06%	>5.00%

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

Condensed Balance Sheets:

	2004	2003
	(In thousands)
Assets
Notes receivable from Eurobank	$20,000	$32,500
Interest receivable from Eurobank	16	38
Interest receivable from other subsidiaries	2	2
Due from Eurobank	50,857	331
Investment in Eurobank	132,421	77,255
Investment in other subsidiaries	1,504	1,412
Prepaid expenses	5	3
Total assets	$204,805	$111,541

Liabilities and Stockholders' Equity
Due to Eurobank	$5	$-
Due to other subsidiary	10	10
Dividends payable	17	-
Notes payable to subsidiaries	46,393	46,393
Accrued interest payable to other subsidiaries	78	63
Total liabilities	46,503	46,466

Stockholders' equity	158,302	65,075
Total liabilities and stockholders' equity	$204,805	$111,541

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Condensed Statements of Income:
	Year ended December 31
	2004	2003	2002
	(In thousands)
Income:
Interest on note receivable from Eurobank	$1,160	$1,513	$1,412
Dividend income from preferred stocks of Eurobank	1,089	610	16
Dividend income from other subsidiaries	70	66	44
Total interest income	2,319	2,189	1,472

Interest expense on notes payable to subsidiaries	2,319	2,189	1,472
Net interest income	--	--	--
Equity in undistributed earnings of subsidiaries	22,734	9,891	6,951
Noninterest expense	14	8	17
Earnings before income taxes	22,720	9,883	6,934
Provision for income taxes	--	--	--
Net income	$22,720	$9,883	$6,934

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Condensed Statements of Cash Flows:
	Year ended December 31
	2004	2003	2002
	(In thousands)

Cash flows from operating activities:
Net income	$22,720	$9,883	$6,934
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(22,734)	(9,891)	(6,951)
Decrease (increase) in accrued interest receivable from subsidiaries	(21)	29	(15)
Increase in prepaid expenses	(2)	(1)	(2)
Increase in due from Eurobank	(57,242)	(160)	(171)
Increase (decrease) in accrued interest payable to subsidiaries	15	(128)	30
Increase in due to Eurobank	5	--	--
Increase in due to other subsidiary	--	--	107
Increase in dividends payable	17	--	--
Other	--	--	(66)
Net cash used in operating activities	(57,242)	(268)	(134)

Cash flows from financing activities:
Proceeds from issuance of common stock	57,242	268	221
Purchase and retirement of common stock	--	--	(87)
Net cash provided in investing activities	57,242	268	134

Net increase (decrease) in cash and cash equivalents	--	--	--
Cash and cash equivalents, beginning of year	--	--	--
Cash and cash equivalents, end of year	$--	$--	$--

Supplemental disclosure:
Issuance of Eurobancshares common stocks on acquisition of BankTrust	$5,552	$--	$--
Issuance of Eurobancshares preferred stocks on acquisition of BankTrust	10,763	--	--
Capital contributions through issuance of Eurobancshares' common stocks on acquisition of Banco Financiero	--	--	1,222

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Condensed Statement of Cash Flows (continued):
	Year ended December 31
	2004	2003	2002
	(In thousands)
Issuance of Eurobancshares common stocks on
acquisition of Banco Financiero	$--	$--	$1,222
Conversion of note receivable from Eurobank in
Eurobank's preferred stocks	--	--	12,500
Note receivable resulting from Trust Preferred
Capital Securities issuance	--	-	20,000
Note payable to the Trust II in connection with its creation	--	--	619
Equity in other comprehensive income of subsidiaries	(2,350)	(2,411)	1,240

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(32)	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, 2003, and 2002 are as follows:

	Year ended December 31, 2004
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$30,484,569	$28,565,698	$25,419,848	$19,006,342
Interest expense	12,171,282	11,064,900	9,897,769	8,347,321
Net interest income	18,313,287	17,500,798	15,522,079	10,659,021
Provision for loan and lease losses	1,250,000	1,875,000	2,475,000	1,500,000
Net interest income after provision for loan and lease losses	17,063,287	15,625,798	13,047,079	9,159,021
Total other income	3,365,466	2,341,494	1,779,771	1,593,122
Total other expenses	10,986,310	9,786,176	8,875,639	7,363,537
Income before income taxes	9,442,443	8,181,116	5,951,211	3,388,606
Income tax	3,319,085	2,804,423	1,475,145	1,063,981
Extraordinary gain	4,898	--	4,414,220	--
Net income	$6,128,256	$5,376,693	$8,890,286	$2,324,625

Earnings per share:
Basic earnings per share:
Income before extraor-
Income before extraordinary item	$0.30	$0.30	$0.29	$0.17
Extraordinary item	--	--	0.29	--
Net income	$0.30	$0.30	$0.58	$0.17
Diluted earnings per share:
Income before extraordinary item	$0.29	$0.28	$0.28	$0.16
Extraordinary item	--	--	0.29	--
Net income	$0.29	$0.28	$0.57	$0.16

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Year ended December 31, 2002
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$15,675,155	$14,347,000	$13,289,878	$11,655,696
Interest expense	7,189,114	6,514,357	6,023,986	5,396,111
Net interest income	8,486,041	7,832,643	7,265,892	6,259,585
Provision for loan and lease losses	1,034,462	1,006,000	540,224	773,000
Net interest income
after provision
for loan and lease losses	7,451,579	6,826,643	6,725,668	5,486,585
Total other income	1,005,186	956,305	1,088,666	970,617
Total other expenses	6,358,082	5,092,489	5,572,576	4,911,379
Income before
income taxes	2,098,683	2,690,459	2,241,758	1,545,823
Income tax	706,625	841,416	718,061	457,749
Extraordinary gain	1,080,983	--	--	--
Net income	$2,473,041	$1,849,043	$1,523,697	$1,088,074

Earnings per share:
Basic earnings per share:
Income before extraor-
dinary item	$0.10	$0.13	$0.12	$0.08
Extraordinary item	0.08	--	--	--
Net income	$0.18	$0.13	$0.12	$0.08
Diluted earnings per share:
Income before extraor-
dinary item	$0.10	$0.13	$0.11	$0.08
Extraordinary item	0.08	--	--	--
Net income	$0.18	$0.13	$0.11	$0.08