Form 10-Q
period 2005-03-31
EUROBANCSHARES INC
filed 2005-05-16
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes [ ] No [X]

The number of shares outstanding of the issuer’s Common Stock as of May 13, 2005, was 19,564,086 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(Unaudited)
	March 31,	December 31,
Assets	2005	2004

Cash and due from banks	$19,810,490	$18,597,116
Interest-bearing deposits	5,975,309	3,271,377
Securities purchased under agreements to resell	25,504,761	42,810,479
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	441,391,708	457,247,716
Other securities available for sale	93,411,761	98,234,027
Investment securities held to maturity:
Pledged securities with creditors’ right to repledge	43,498,792	34,390,675
Other securities held to maturity	4,562,785	15,113,768
Other investments	8,511,550	8,715,600
Loans held for sale	3,091,004	2,684,063
Loans, net of allowance for loan and lease losses of $17,965,746 in 2005 and $19,038,836 in 2004	1,417,106,585	1,365,890,375
Accrued interest receivable	12,152,683	11,167,973
Customers’ liability on acceptances	369,017	395,161
Premises and equipment, net	11,512,121	11,261,213
Other assets	33,550,686	33,009,509
Total assets	$2,120,449,252	$2,102,789,052

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$135,293,984	$137,895,861
Interest bearing	1,310,833,546	1,271,140,575
Total deposits	1,446,127,530	1,409,036,436
Securities sold under agreements to repurchase	442,159,750	463,409,056
Acceptances outstanding	369,017	395,161
Notes payable to Federal Home Loan Bank	10,395,588	10,403,638
Notes payable to Statutory Trusts	46,393,000	46,393,000
Accrued interest payable	7,520,780	6,719,851
Accrued expenses and other liabilities	7,909,054	8,130,222
	1,960,874,719	1,944,487,364

Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 shares	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 19,564,086 shares	195,641	195,641
Capital paid in excess of par value	105,508,402	105,408,402
Retained earnings:
Reserve fund	5,234,852	4,721,756
Undivided profits	44,438,424	40,369,955
Accumulated other comprehensive loss, net of tax	(6,566,211)	(3,157,491)
Total stockholders’ equity	159,574,533	158,301,688
Total liabilities and stockholders’ equity	$2,120,449,252	$2,102,789,052

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
 (Unaudited)

For the three month periods ended March 31, 2005 and 2004

	2005	2004

Interest income:
Loans, including fees	$26,727,734	$16,751,129
Investment securities:
Available for sale	4,334,881	2,127,403
Held to maturity	472,960	—
Interest-bearing deposits, securities purchased under agreements to resell, and other	217,189	127,810
Total interest income	31,752,764	19,006,342

Interest expense:
Deposits	9,768,022	7,033,199
Securities sold under agreements to repurchase, notes payable, and other	3,717,039	1,314,122
Total interest expense	13,485,061	8,347,321
Net interest income	18,267,703	10,659,021
Provision for loan and lease losses	1,250,000	1,500,000
Net interest income after provision for loan and lease losses	17,017,703	9,159,021

Noninterest income:
Service charges - fees and other	1,973,613	1,636,904
Net loss on non-hedging derivatives	(1,075,419)	—
Net loss on sale of securities	(230,017)	—
Net loss on sale of repossessed assets and on disposition of other assets	(193,257)	(43,782
Gain on sale of loans	425,882	—
Total noninterest income	900,802	1,593,122

Noninterest expense:
Salaries and employee benefits	5,739,690	4,004,042
Occupancy	2,051,290	1,532,016
Professional services	645,918	361,561
Insurance	294,021	149,508
Promotional	132,852	115,670
Other	1,956,707	1,200,740
Total noninterest expense	10,820,478	7,363,537
Income before income taxes	7,098,027	3,388,606
Provision for income taxes	2,332,811	1,063,981
Net income	$4,765,216	$2,324,625

Earnings per share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.16

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)

For the three month periods ended March 31, 2005 and 2004

	2005	2004
Preferred stock:
Balance at beginning of period	$4,305	$—
Issuance of preferred stock	—	—
Balance at end of period	4,305	—

Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	—
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	—

Common stock:
Balance at beginning of period	195,641	69,737
Issuance of common stock	—	826
Balance at end of period	195,641	70,563

Capital paid in excess of par value - common stock:
Balance at beginning of period	105,408,402	42,943,014
Issuance of common stock	—	757,549
Reversal of initial public offering expenses	100,000	—
Balance at end of period	105,508,402	43,700,563

Reserve fund:
Balance at beginning of period	4,721,756	2,348,598
Transfer from undivided profits	513,096	232,463
Balance at end of period	5,234,852	2,581,061

Undivided profits:
Balance at beginning of period	40,369,955	20,521,151
Net income	4,765,216	2,324,625
Preferred stock dividends	(183,651)	—
Transfer to reserve fund	(513,096)	(232,463)
Balance at end of period	44,438,424	22,613,313

Accumulated other comprehensive (loss) income, net of taxes:
Balance at beginning of period	(3,157,491)	(807,244)
Unrealized net loss on investment securities available for sale	(3,408,720)	1,852,592
Balance at end of period	(6,566,211)	1,045,348
Total stockholders’ equity	$159,574,533	$70,010,848

Comprehensive income:
Net income	$4,765,216	$2,324,625
Other comprehensive (loss) income, net of tax:
Unrealized net loss on investment securities available for sale	(3,408,720)	1,852,592
Comprehensive income	$1,356,496	$4,177,217

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

     Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the three month periods ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$4,765,216	$2,324,625

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,291,714	400,341
Provision for loan and lease losses	1,250,000	1,500,000
Deferred tax provision (benefit)	1,629,905	(109,535)
Net loss on non-hedging derivatives	1,075,419	—
Net loss on sale of securities	230,017	—
Net gain on sale of loans	(425,882)	—
Net loss on sale of repossessed assets and on disposition of other assets	193,257	43,782
Net amortization of premiums and accretion of discounts on investment securities	1,541,623	985,137
Increase in deferred loan costs	(254,109)	(431,845)
Origination of loans held for sale	(5,076,320)	—
Proceeds from sale of loans held for sale	5,137,016	—
Increase in accrued interest receivable	(984,710)	(679,278)
Net increase in other assets	(3,497,939)	(263,523)
Increase in accrued interest payable, accrued expenses, and other liabilities	679,760	1,269,572
Net cash provided by operating activities	7,554,967	5,039,276

Cash flows from investing actitivies:
Net decrease in securities purchased under agreements to resell and federal funds sold	17,305,718	3,482,798
Net (increase) decrease in interest-bearing deposits	(2,703,932)	19,324,216
Proceeds from sale of investment securities available for sale	39,988,612	—
Purchases of investment securities available for sale	(50,270,298)	(90,080,949)
Proceeds from principal payments and maturities of investment securities available for sale	25,513,281	31,558,749
Purchases of investment securities held to maturity	(400)	(1,297,500)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	1,568,253	250,000
Net increase in loans	(71,941,938)	(62,432,833)
Proceeds from sale of loans	14,887,833	—
Proceeds from sale of repossessed assets and on disposition of other assets	4,428,227	—
Capital expenditures	(766,751)	(338,504)
Net cash used in investing activities	(21,991,395)	(99,534,023)

Cash flows from financing activities:
Net increase in deposits	37,091,094	70,284,067
(Decrease) increase in securities sold under agreements to repurchase	(21,249,306)	16,469,500
Repayment of Federal Home Loan Bank Advances	(8,050)	—
Dividends paid to preferred stockholders	(183,936)	—
Net proceeds from issuance of common stock	—	758,375
Net cash provided by financing activities	15,649,802	87,511,942

Net increase (decrease) in cash and cash equivalents	1,213,374	(6,982,805)
Cash and cash equivalents beginning balance	18,597,116	22,522,342
Cash and cash equivalents ending balance	$19,810,490	$15,539,537

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

The presentation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ form those estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In December 2004, the SFAS No. 123 was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Under the SEC’s rule, approved in April 2005, FAS 123 (R) will be effective, for public entities that do not file as small business issuers, for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

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

The computation of earnings per share is presented below:

	Three months ended March 31,
	2005	2004
Income before preferred stock dividends	$4,765,216	$2,324,625
Preferred stock dividend	(183,651)	–
Income available to common shareholders	$4,581,565	$2,324,625
Weighted average number of common shares outstanding applicable to basic EPS	19,564,086	14,033,977
Effect of dilutive securities	795,936	428,911
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	20,360,022	14,462,888
Net income per share:
Basic	$0.23	$0.17
Diluted	0.23	0.16

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of March 31, 2005 and December 31, 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$1,503,624	$3,560	$(1,844)	$1,505,340
One through five years	6,260,020	13,106	(32,813)	6,240,313
More than ten years	1,706,308	14,869	(14,656)	1,706,521
U.S. treasury obligations:
Less than one year	44,924,986	—	(319,516)	44,605,470
Federal Home Loan Bank notes:
Less than one year	38,522,250	—	(704,711)	37,817,539
One through five years	48,627,652	—	(706,662)	47,920,990
Federal National Mortgage Association notes:
Less than one year	4,997,319	—	(161,649)	4,835,670
One through five years	2,467,847	590	—	2,468,437
Federal Home Loan Mortgage Association notes:
One through five years	3,004,112	—	(44,312)	2,959,800
Mortgage-backed securities	389,347,481	590,709	(5,194,801)	384,743,389
Total	$541,361,599	$622,834	$(7,180,964)	$534,803,469

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the three months ended March 31, 2005, proceeds from sales of investment securities were approximately $39,989,000 and net losses of approximately $230,000 were realized. At December 31, 2004, there were no sales of investment securities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(1,599,662)	$84,294,696	$(17,672)	$979,302	$(1,617,334)	$85,273,998
State and municipal obligations	(49,313)	4,737,553	—	—	(49,313)	4,737,553
U.S. treasury obligations	(319,516)	44,605,470	—	—	(319,516)	44,605,470
Mortgage-backed securities	(4,790,633)	289,463,798	(404,168)	34,868,948	(5,194,801)	324,332,746
	$(6,759,124)	$423,101,517	$(421,840)	$35,848,250	$(7,180,964)	$458,949,767

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

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of March 31, 2005 and December 31, 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
Five through ten years	$4,562,784	$—	$(77,654)	$4,485,130
Mortgage-backed securities	43,498,793	20,833	(500,134)	43,019,492
Total	$48,061,577	$20,833	$(577,788)	$47,504,622

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
Five through ten years	$4,813,645	$—	$(38,338)	$4,775,307
Mortgage-backed securities	44,690,798	183,194	(342,738)	44,531,254
Total	$49,504,443	$183,194	$(381,076)	$49,306,561

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

There were no sales of investment securities held to maturity during the three-month period ended March 31, 2005 and during the year ended December 31, 2004.

6.	Other Investments

Other investments at March 31, 2005 and December 31, 2004 consist of the following:

	2005	2004
FHLB stock, at cost	$7,126,800	7,330,100
Investment in statutory trusts	1,384,750	1,385,500
Other investments	$8,511,550	8,715,600

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Loans

A summary of the Company’s loan portfolio at March 31, 2005 and December 31, 2004 is as follows:

	2005	2004
Commercial and industrial secured by real estate	$495,494,549	$463,500,209
Other commercial and industrial	257,078,503	242,479,758
Construction secured by real estate	78,506,001	79,334,108
Other construction	1,248,948	1,123,435
Mortgage	49,292,605	51,730,399
Consumer secured by real estate	1,346,003	1,311,343
Other consumer	72,895,997	74,755,008
Lease financing contracts	465,992,216	459,250,841
Overdrafts	7,587,609	6,133,558
	1,429,442,431	1,379,618,659
Deferred loan costs, net	6,733,890	6,479,782
Unearned finance charges	(1,103,990)	(1,169,230)
Allowance for loan and lease losses	(17,965,746)	(19,038,836)
Loans, net	$1,417,106,585	$1,365,890,375

The following is a summary of information pertaining to impaired loans at March 31, 2005 and December 31, 2004:

	2005	2004
Impaired loans with related allowance	$13,095,000	$14,230,000
Impaired loans that did not require allowance	10,308,000	9,429,000
Total impaired loans	$23,403,000	$23,659,000
Allowance for impaired loans	$924,000	$924,000

No additional funds are committed to be advanced in connection with impaired loans.

As of March 31, 2005 and 2004, loans in which the accrual of interest has been discontinued amounted to $29,024,072 and $20,005,023, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $703,000 and $321,000 for 2005, and 2004, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $3,338,000 as of March 31, 2005, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of March 31, 2005, industrial loans with a principal outstanding balance of approximately $1,555,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	2005	2004
Balance, beginning of period	$19,038,836	$9,393,943
Provision for loan losses	1,250,000	1,500,000
Loans charged-off	(2,997,262)	(1,325,410)
Recoveries	674,172	312,352
Balance, end of period	$17,965,746	$9,880,885

9.	Other Assets

Other assets at March 31, 2005 and December 31, 2004 consist of the following:

	2005	2004
Deferred tax assets, net	$10,761,633	$12,523,726
Merchant credit card items in process of collection	1,843,524	1,845,113
Auto insurance claims receivable on repossessed vehicles	1,587,445	1,228,858
Accounts receivable	1,705,260	1,337,594
Other real estate, net of valuation allowance of $58,779 and $22,779 in March 31, 2005 and December 31, 2004, respectively	3,628,015	2,875,002
Other repossessed assets, net of valuation allowance of $1,151,388 and $1,493,305 in March 31, 2005 and December 31, 2004, respectively	5,498,760	3,566,446
Servicing assets, net of valuation allowance of $1,003,618 in March 31, 2005 and December 31, 2004	3,564,189	3,554,276
Prepaid expenses, deposits and other assets	4,961,860	6,078,494
	$33,550,686	$33,009,509

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the three-month periods ended March 31:

	2005	2004
Balance, beginning of period	$1,493,305	$885,135
Provision for losses	130,000	163,000
Net charge-offs	(471,917)	(129,700)
Balance, end of period	$1,151,388	$918,435

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Deposits

Total interest bearing deposits as of March 31, 2005 and December 31, 2004 consisted of the following:

	2005	2004

Non interest bearing deposits	$135,293,984	$137,895,861

Interest bearing deposits:
NOW & Money Market	127,188,706	118,076,729
Savings	276,484,133	278,802,480
Broker Deposits	553,296,248	512,004,726
Regular CD's & IRAS	155,996,573	161,782,687
Jumbo CD's	197,867,886	200,473,953
	1,310,833,546	1,271,140,575
Total Deposits	$1,446,127,530	$1,409,036,436

11.	Advances from FHLB

At March 31, 2005, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2005
2005	2.63%	$1,600,000
2006	4.81% to 5.72%	7,000,000
2007	5.20%	1,200,000
2014	4.38%	595,588
		$10,395,588

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments as of March 31, 2005 and 2004 amounted to approximately $124,000 and $151,000, respectively. These notes are guaranteed by approximately $10,257,000 in securities and $844,000 in mortgage loans as of March 31, 2005.

12.	Derivative Financial Instruments

Interest-rate swaps involve the exchange of fixed and floating interest-rate payments without an exchange of the underlying principal. The Company’s principal objective in holding interest-rate swap agreements is the management of interest-rate risk and related changes in the fair value or cash flows of assets and liabilities. The Company’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest-rate characteristics of the instrument.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2005, the Company had the following derivative financial instruments outstanding:

	Notional
	amount	Fair value	Net gain (loss)
Prime Rate interest rate swaps	$42,500,000	$(815,821)	$(1,342,027	)(1)
Libor Rate interest rate swaps	50,227,000	(1,470,734)	266,608	(1)
	$92,727,000	$(2,286,555)	$(1,075,419)

(1) Included in net loss on non-hedging derivatives.

The derivatives instruments were assumed in connection the acquisition of BankTrust in May 2004. As of March 31, 2004, the Company had no outstanding derivative instruments.

As of March 31, 2005, the Company had three Prime Rate swaps agreements intended to hedge commercial loans and offset the risk of decrease in floating interest rates. The swaps have an aggregate notional amount of $42,500,000 maturing through the year 2007. The weighted average rates payable and receivable as of March 31, 2005 on these contracts were 5.75% and 6.017%, respectively. These agreements were subsequently terminated in April 2005.

As of March 31, 2005, the Company also had nine Libor Rate swaps intended to convert fixed-rate time deposits into variable rate liabilities to protect against adverse changes in the fair value of those deposits. These swaps have an aggregate notional amount of $50,227,000 and maturities through the year 2023. The weighted average rates payable and receivable as of March 31, 2005 on these contracts were 3.341% and 4.8228%, respectively.

As a result of discontinuing hedge accounting, the interest rate swaps were recorded at fair value with changes in the fair value reflected as net loss on non-hedging derivatives. During the quarter ended March 31, 2005 the Company recorded a loss on non-hedging derivatives of $1,075,419.

13.	Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are equal to the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are equal to the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to the EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Interest expense on notes payable to statutory trusts amounted to approximately $699,000 and $535,000 for the periods ended March 31, 2005, and 2004, respectively.

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

The Bank was defendant in a suit filed in 1994 alleging that money was permitted to be withdrawn from a corporate account at the Bank without full written authorization. On March 30, 2004, the trial court ruled against the Bank ordering restoration of approximately $890,000 in funds, interest thereon, and attorney’s fees. While the trial court found in favor of plaintiff, the Bank appealed the decision to the Appeals Court of Puerto Rico. On March 18, 2005, the Appeals Court reversed the trial court’s decision and ruled in favor of the Bank. However, on April 27, 2005, the plaintiff filed a writ of certiorari before the Supreme Court of Puerto Rico. If the writ of certiorari is granted, management believes that the Supreme Court will affirm the appeals court decision based on legal precedent which they feel favors their position.

15.	Stock Transactions

During 2004, EuroBancshares issued 230,802 of the common stock shares, through stock options exercised as follows:

	Number of
Date	shares	Price	Total

January-04	50,000	$5.000	$250,000
March-04	30,000	3.325	99,750
March-04	35,250	4.500	158,625
March-04	50,000	5.000	250,000
November-04	32,776	3.325	108,980
December-04	32,776	3.325	108,980
	230,802		$976,335

The Company also issued 3,700 common shares valued at $8.13 per share through restricted stock grants to certain employees in 2004.

In addition, during 2004 the Company also issued 683,304 common shares valued at $8.13 per share and 430,537 shares of perpetual noncumulative preferred stock Series A as a result of the acquisition of BankTrust.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During 2002, the Bank issued 9,924 of the common stock shares at $3.33 per share through stock options exercised.

16.	Stock Option Plan

On March 28, 2005, our Board of directors formally adopted the 2005 Stock Option Plan. The 2005 Stock Option Plan was formally adopted by our stockholders at the 2005 annual meeting of stockholders held on May 12, 2005. The 2005 stock option plan provides for equity-based compensation incentives through the grant of stock options. The plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options.

During 2002, the board of directors approved the stock option plan (the 2002 Plan), which was ratified at a special meeting of stockholders. Under the 2002 Plan, 1,982,864 shares of authorized common stock of the Company, representing 10% of the shares of common stock outstanding of February 25, 2002, were reserved for issuance under the 2002 Plan. The outstanding options as of March 31, 2005 include options granted under a stock option plan held by the Bank until our reorganization into a bank holding company structure.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All officers and directors of EuroBancshares are eligible under the stock option plans, provided, however, that stock options shall not be exercisable by an optionee who is the owner of 5% or more of the issued and outstanding shares of the Company or in exercising the stock options would become the owner of 5% or more of the issued and outstanding shares of the Company, unless the optionee obtains the approvals required from the appropriate regulatory agencies to hold shares in excess of such percent. Any eligible person may hold more than one option at a time.

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options, and generally, to determine the terms and conditions of such options in accordance to the provisions of the stock option plans. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the three-month periods ended March 31, 2005 and 2004.

A summary of the status of stock options under the 2002 Plan at March 31, 2005 and 2004, and changes during the three-month periods then ended is presented in the table below:

	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Options outstanding at January 1	1,091,312	$5.22	1,122,114	$4.50
Granted	125,000	21.00	200,000	8.13
Exercised	—	—	(165,250)	4.59
Options outstanding and exercisable at March 31	1,216,312	$5.08	1,156,864	$5.11

The following is a summary of outstanding and exercisable options under the 2002 Plan at March 31, 2005:

	Options
	outstanding	Exercise
Date granted	and exercisable	price	Exercisable date	Expiration date
2001	150,000	$3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
2005	125,000	21.00	February 28, 2005	February 28, 2010
	1,216,312

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 123 established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The per share fair value of stock options granted during 2005 and 2004 was $2.67 and $1.12 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield; risk-free interest rates of 4.00% and 3.03%; volatility assumption of 18.83% and none for 2004; and expected life of five years.

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	Three Months Ended March 31
	2005	2004
Net income, as reported	$4,765,216	$2,324,625
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(333,592)	(223,488)
Pro forma net income	$4,431,624	$2,101,137
Earnings per share:
Basic – as reported	$0.23	$0.17
Basic – pro forma	0.22	0.15
Diluted – as reported	0.23	0.16
Diluted – pro forma	0.21	0.14

17.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of March 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2005 are also presented in the table.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2005 required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2005
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$131,850	8.00%	$228,168	13.84%	N/A
Eurobank	132,526	8.00%	177,350	10.71%	>10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	65,925	4.00%	209,998	12.74%	N/A
Eurobank	66,263	4.00%	139,180	8.40%	>6.00%

Tier I Capital (to average assets):
Consolidated	84,045	4.00%	209,998	9.99%	N/A
Eurobank	83,983	4.00%	139,180	6.63%	>5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months ended March 31, 2005 and 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors, including the following:

•	if a significant number of our clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

•
the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

•	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends on common stock;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete; and

•	we could be negatively impacted by downturns in the Puerto Rican economy.

These factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros, Inc. As of March 31, 2005, we had, on a consolidated basis, total assets of $2.1 billion, net loans and leases of $1.4 billion, total deposits of $1.4 billion, and stockholders’ equity of $159.6 million. We currently operate through a network of 21 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico (BankTrust), a commercial bank headquartered in San Juan, Puerto Rico with approximately $522.0 million in assets.

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

Key Performance Indicators at March 31, 2005

We believe the following were key indicators of our performance and results of operations through the first quarter of 2005:

•	our total assets grew to $2.120 billion at the end of the first quarter of 2005, representing an increase of 0.84%, from $2.103 billion at the end of 2004;

•	our total loans grew to $1.420 billion at the end of the first quarter of 2005, representing an increase of 3.77%, from $1.369 million at the end of 2004;

•	our total deposits grew to $1.446 billion at the end of the first quarter of 2005, representing an increase of 2.63%, from $1.409 million at the end of 2004;

•	our total revenue grew to $32.7 million in the first quarter of 2005, representing an increase of 58.52%, from $20.6 million in the same period of 2004; and

•	our net income grew to $4.8 million in the first quarter of 2005, representing an increase of 104.99%, from $2.3 million in the same period of 2004.

These items, as well as other factors, contributed to the increase in net income for the first quarter of 2005 to $4.8 million from $2.3 million for the same period in 2004, or $0.23 per common share as compared to $0.16 per common share for the same period in 2004, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $18.0 million and $9.9 million as of March 31, 2005 and March 31, 2004, respectively. Losses charged to the allowance amounted to $3.0 million for the three months ended March 31, 2005 compared to $1.3 million for the same period in 2004. Recoveries were credited to the allowance in the amounts of $674,000 and $312,000 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $37.0 million, $40.5 million and $26.9 million as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2004, were as follows: prepayment rate of 15.12%; weighted average live (in years) of 3.70; and a discount rate of 8.68%. Impairment analyses were performed in December 2004 by an independent third party and it was determined that there was an impairment, which resulted in an adjustment of approximately $214,000 at December 31, 2004 on the servicing assets acquired from BankTrust. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $3.6 million as of March 31, 2005 and December 31, 2004, and $2.6 million as of March 31, 2004. Servicing assets in the first three months of 2005 and during 2004 increased as a result of sale of lease financing contracts made during the periods and our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuations of repossessed assets are made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $3.6 million, $2.9 million, and $2.8 million as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Other repossessed assets amounted to $5.5 million, $3.6 million and $5.0 million for those same periods, respectively.

The loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 17.2% and 14.8% for the first quarters of 2005 and 2004, respectively. For the quarter ended March 31, 2005, the total loss on the sale of repossessed equipment was $127,000. We did not sell any repossessed equipment during the first quarter of 2004. For the first three months of 2005, approximately 77.23% of our lease financing contracts originations were for new automobiles, approximately 21.47% were for used automobiles and the remaining 1.30% consisted primarily of construction and medical equipment leases.

When our inventory of repossessed assets is larger, we are more aggressive in our disposition efforts. This strategy permits us to move inventory at a faster pace, but increases our losses per unit. The annualized ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance increased to 1.07% at March 31, 2005, compared to 0.68% at December 31, 2004. The increase in the ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance was due to the sale of damaged equipment previously charged-off and the sale of vehicles in bad condition as part of our strategy to aggressively dispose of deteriorated units.

As of March 31, 2005, the total loss on the sale of repossessed boats was $309,000. We did not have any marine loans as of March 31, 2004. We acquired marine loans totaling $51.4 million on May 3, 2004 as a result of our acquisition of The Bank & Trust of Puerto Rico. The boat financing portfolio amounted to $45.2 million as of March 31, 2005.

Results of Operations as of and for the Three Months Ended March 31, 2005 and 2004

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

Net interest income increased by 71.38%, or $7.6 million, to $18.3 million in the first quarter of 2005 from $10.7 million in the same period of 2004. Our net interest margin and net interest spread also increased to 3.75% and 3.38% from 3.43% and 3.14%, respectively. These increases resulted from the combined effect on net increases in volumes and rates, but mainly to increased volumes as shown on table on page 24.

 Total interest income increased by 67.06% to $37.8 million for the first quarter of 2005, as compared to $19.0 million for the same period in 2004. This increase resulted primarily from increases in average interest-earning assets and also by increased yield experienced during the second semester of 2004 and the first three months ended March 31, 2005. Our average interest-earning assets increased by $734.4 million (56.88%) to $2.0 billion in the first quarter of 2005, as compared to $1.3 billion for the same period in the prior year. Average net loans increased by $482.4 million (52.83%) to $1.4 billion in the first quarter of 2005, as compared to $913.2 million for the same period in the prior year. During the first month period ended March 31, 2005, we benefited from the higher average balances of loans, the assets acquired from BankTrust, and the higher interest rate environment.

Total interest expense increased by 61.55% to $13.5 million in the first quarter of 2005, compared to $8.3 million in the same period of 2004. These increases resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds on other borrowings that we experienced during the second semester of 2004 and the first quarter of 2005. Average interest-bearing liabilities increased by 53.94% to $1.8 billion in the first quarter of 2005, compared to $1.2 million in the same period of 2004. These increases resulted from organic growth as well as from the acquisition of BankTrust in May 2004. The average interest rate we paid for interest-bearing liabilities for the first quarter of 2005 increased to 3.29% from 3.02% for same period in 2004.

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

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,395,580	$26,728	7.72%	$913,181	$16,751	7.37%
Securities of U.S. government agencies	549,415	4,375	4.43	313,667	2,008	3.55
Other investment securities	33,772	339	5.45	10,316	71	3.83
Puerto Rico government obligations	9,496	94	5.50	4,578	48	5.83
Securities purchased under agreements to resell and federal funds sold	29,452	184	2.57	38,136	99	1.04
Interest-earning deposits	7,935	33	1.66	11,336	29	1.02
Total interest-earning assets	$2,025,650	$31,753	6.67%	$1,291,214	$19,006	6.16%
Total noninterest-earning assets	76,610			54,506
TOTAL ASSETS	$2,102,260			$1,345,720

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$76,946	$409	2.15%	$52,118	$309	2.37%
NOW deposits	49,400	224	1.82	27,612	115	1.68
Savings deposits	277,048	1,551	2.24	250,174	1,668	2.67
Time certificates of deposit in denominations of $100,000 or more	711,953	6,268	3.66	412,643	3,705	3.85
Other time deposits	179,257	1,316	2.94	166,490	1,237	2.97
Other borrowings	504,704	3,717	3.79	259,805	1,314	2.35
Total interest-bearing liabilities	$1,799,308	$13,485	3.29%	$1,168,842	$8,348	3.02%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	126,025			100,537
Other liabilities	17,132			9,707
Total noninterest-bearing liabilities	143,157			110,244
STOCKHOLDERS’ EQUITY	159,795			66,634
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,102,260			$1,345,720
Net interest income(3)		$18,268			$10,658
Net interest spread(4)			3.38%			3.14%
Net interest margin(5)			3.75%			3.43%

__________
(1) Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2) Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $1.9 million and $1.6 million for the first quarters ended March 31, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Net interest income on a tax equivalent basis was $19.0 million and $11.1 million for the first quarters ended March 31, 2005 and 2004, respectively.

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

	Three Months Ended March 31, 2005 Over 2004 Increases/(Decreases) Due to Change in
	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$8,849	$1,128	$9,977
Securities of U.S. government agencies	1,509	858	2,367
Other investment securities	161	107	268
Puerto Rico government obligations	52	(6)	46
Securities purchased under agreements to resell and federal funds sold	(23)	108	85
Interest-earning deposits	(9)	13	4
Total interest-earning assets	$10,539	$2,208	$12,747

INTEREST PAID ON:
Money market deposits	$147	$(47)	$100
NOW deposits	91	18	109
Savings deposits	179	(296)	(117)
Time certificates of deposit in denominations of $100,000 or more	2,687	(124)	2,563
Other time deposits	95	(16)	79
Other borrowings	1,239	1,164	2,403
Total interest-bearing liabilities	$4,438	$699	$5,137
Net interest income	$6,101	$1,509	$7,610
__________
(1) Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $1.9 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the first quarter of 2005, our provision for loan and lease losses decreased to $1.3 million from $1.5 million for the same period in 2004. This decrease in our provision was a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering net charge-offs, delinquencies and related experience.

We believe existing reserve levels are appropriate. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

In order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine the additional provision for loan and lease losses. Risk levels and losses in our commercial loan portfolio and our lease portfolio have been fairly constant. Individual credits that are less than satisfactory or delinquent are reviewed on an ongoing basis to determine whether additional provisions are necessary. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

Three Months Ended March 31,	Three Months Ended March 31,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$1,973	218.9%	$1,637	102.8%
Loss on sale of non-hedging derivatives, net	(1,075)	(119.3)	—	—
Gain on sale of loans and leases, net	426	47.3	—	—
Loss on sale of securities, net	(230)	(25.5)	—	—
Loss on sale of repossessed assets and on disposition of other assets, net	(193)	(21.4)	(44)	(2.8)
Total noninterest income	$901	100.0%	$1,593	100.0%

Our total noninterest income for the first quarter of 2005 was $901,000, representing a 43.44% decrease from $1.6 million for the same period in 2004. Noninterest income represented approximately 0.04% and 0.12% of average assets as of March 31, 2005 and 2004, respectively. Decrease is explained as follows:

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 218.9% and 102.8% of total noninterest income for the first quarter of 2005 and 2004, respectively. These increases were primarily due to an increase in our number of transactional and savings accounts resulting from organic growth as well as from the acquisition of BankTrust in May 2004.

Other component of noninterest income is the net loss on sale of non-hedging derivatives. Net noninterest income reflects a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued, including a $1.3 million loss related to cash-flow hedges (such derivatives were subsequently terminated in April 2005 resulting in a $136,000 gain), and a $267,000 gain related to fair-value hedges. In April 2005, we re-designated all remaining derivatives as fair-value hedges. The derivatives were assumed in connection with the acquisition of BankTrust in May 2004.

Gain on the sale of loans and leases, net was the second largest source of noninterest income during the first quarter of 2005. For the first quarter of 2005, gain on sale of loans and leases was $426,000. There were no sale of loans during the first quarter of 2004. This source of noninterest income is derived primarily from the sale of lease financing contracts and mortgage loans. In February 2005, we sold lease financing contracts carrying values of $14.9 million. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $365,000. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005 and have included such estimate in the other liabilities section of our balance sheet as of March 31, 2005. Also, during the first quarter of 2005, we sold $5.1 million in mortgage loans to other financial institutions. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $61,000.

During the quarter ended March 31, 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the first quarter of 2004.

Our final component of noninterest income for the first quarter of 2005 and 2004 is the net loss on the sale of our repossessed assets and other assets. During first quarter of 2005, we experienced a net loss in this component of $193,000, as compared to a net loss of $44,000 during the same period in 2004. This mainly resulted from a loss on the sale of repossessed automobiles and equipment of $193,000 and $51,000 during the first quarter of 2005 and 2004, respectively. This increase in net loss was mainly due to the sale of damaged autos during the quarter ended on March 31, 2005. Also, as our volume of lease financings has increased, in order to avoid building our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts, resulting in additional unanticipated losses.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,740	52.9%	$4,004	54.3%
Occupancy and equipment	2,051	19.0	1,532	20.8
Professional services, including directors’ fees	646	6.0	361	4.9
Office supplies	338	3.1	220	3.0
Other real estate owned and other repossessed assets expenses	237	2.2	56	0.8
Promotion and advertising	133	1.2	116	1.6
Lease expenses	147	1.4	67	0.9
Insurance	294	2.7	149	2.0
Municipal and other taxes	429	4.0	196	2.7
Commissions and service fees credit and debit cards	353	3.3	273	3.7
Other noninterest expense	453	4.2	389	5.3
Total noninterest expense	$10,821	100.0%	$7,363	100.0%

Our total noninterest expense increased to $10.8 million in the first quarter of 2005, as compared to $7.4 million for the same period in 2004. This represents an increase in noninterest expense of 46.96%. This increase can be attributed to the expanded personnel and occupancy costs associated with our business growth, our acquisition of BankTrust, and the recent opening of new branch offices. Our expansion of various groups, including EuroLease, our construction lending activities and our trust and wealth management group, also contributed to the increase in our total noninterest expense. Due to our continuing efforts to minimize noninterest expense, noninterest expenses as a percentage of average assets decreased to 0.51% in the first quarter of 2005, as compared to 0.55% for the same period in 2004. We believe that our efforts to expand without comparative increases in our number of employees have improved our operational efficiency. Our efficiency improvement is evidenced by the decrease in our efficiency ratio to 54.37% in the first quarter of 2005, as compared to 58.17% for the same period in 2004. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.7 million for the first quarter of 2005, as compared to $4.0 million for the same period in 2004, representing an increase of 43.36% for the comparable period. Despite the new branch openings and significant asset growth in the past year, primarily due to our acquisition of BankTrust in May 2004, we have limited full-time employee growth by making efficient use of existing employees. We had 467 full-time equivalent employees as of March 31, 2005, compared with 367 as of March 31, 2004. Our volume of assets per employee increased to $4.5 million and $3.9 million for those same periods.

Occupancy and equipment expenses totaled $2.1 million for the first quarter of 2005 as compared to $1.5 million for the same period in 2004, representing an increase of 33.88% for the comparable period. This increase is attributable primarily to the expansion of our branch network and franchise as well as the acquisition of BankTrust in May 2004.

Professional and directors’ fees were $646,000 and $361,000 or 6.0% and 4.9% of total noninterest expenses, for the first quarter of 2005 and 2004, respectively. This increase is attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to becoming a publicly-traded company and our other actions to implement our strategic plan.

Our expenses related to OREO and repossessed assets were $237,000 and $56,000 or 2.2% and 0.8% of total noninterest expenses, for the first quarter of 2005 and 2004, respectively. This increase is attributable primarily to the growth of our loan and lease portfolio, and in particular, our lease financing portfolio. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Municipal and other taxes increased to $429,000 for the first quarter of 2005 as compared to $196,000 for the same period in 2004. These increases are directly attributable to our asset growth.

Commissions and service fees on credit and debit cards increased to $353,000 for the first quarter of 2005 as compared to $273,000 for the same period in 2004. This increase is attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased for the first quarter of 2005. This increase was related in part to our asset growth over these periods. Due in part to management’s commitment to overhead control, the expense increase was significantly outpaced by our revenue growth rate.

We also expect our noninterest expense to increase as a result of our becoming a publicly-traded company. Specifically, we expect increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs, and officers’ insurance cost and other expenses generally associated with publicly-traded companies.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

Income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the statutory tax rate to taxable income. The deferred tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements.

For the quarter ended March 31, 2005, we recorded a $2.3 million income tax expense, compared to $1.1 million for the same period in 2004. Although the net book income before taxes increased by 109.5% to $7.1 million at March 31, 2005 from $3.4 million as of March 31, 2004, our current income tax expense decreased by 25.0% to $703,000 from $937,000 for those same periods. The increase in our net book income before taxes was mainly offset by the net operating losses acquired from Banco Financiero and BankTrust, which are further discussed below. However, when calculating the taxable income, the increase in the net book income before taxes attributable to the Eurobank’s operations was reduced mainly because of the increase in the exempt income as a percentage of book net income before taxes and the reduction in the allowance for loan and lease losses. The allowance for loans and lease losses decreased to $18.0 million at March 31, 2005 from $19.0 million at December 31, 2004, resulting in a deduction for the quarter ended on March 31, 2005. Furthermore, our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas, Eurobank’s international banking entity subsidiary.

Our deferred tax expense increased to $1.6 million at March 31, 2005, compared to $124,000 at March 31, 2004. The increase in our deferred tax expense is due to the increase in the deferred tax assets, which increased by $7.4 million to $10.8 million at March 31, 2005 from $3.4 million at March 31, 2004. This increase was mainly due to the increase in the provision for loan and lease losses, which increased to $18.0 million at March 31, 2005 from $9.9 million in March 31, 2004 and because of the net operating losses acquired from BankTrust in May 2004.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset that resulted from our acquisition of Banco Financiero and BankTrust, we will need to generate future taxable income of approximately $4.3 million and $11.8 million related to their operations, respectively, prior to the expiration of the net operating loss carryforwards through years 2006 and 2011, respectively. Such operations yielded approximately $3.6 million of taxable income during the first quarter of 2005 and considering economies of scale to be achieved from the mergers and projected future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences at March 31, 2005 will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Financial Condition

Our total assets as of March 31, 2005 were $2.120 billion, compared to $2.103 billion as of December 31, 2004. The increase in our total assets during the first three months of 2005 were primarily the result of growth in loans and leases from current operations.

Our total deposits increased to $1.446 billion as of March 31, 2005, compared to $1.409 million as of December 31, 2004. The increase in deposits during the first three months of 2005 was due to the organic growth of the Bank.

As of March 31, 2005, our stockholders’ equity was $159.6 million, compared to $158.3 million as of December 31, 2004. In addition to earnings from operations, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $6.6 million and $3.2 million during the first three months of 2005 and the year 2004, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. We had $8.4 million and $5.7 million in interest-bearing deposits in other financial institutions as of March 31, 2005 and December 31, 2004, respectively. We had $25.5 million and $42.8 in purchased securities under agreements to resell as of March 31, 2005 and December 31, 2004, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2005:
U.S. treasury securities	$44,925	$44,605	$—	$—	$44,925	$44,605
U.S. government agencies obligations	97,619	96,002	4,563	4,485	102,182	100,487
Collateralized mortgage obligations	329,251	324,933	36,177	35,799	365,428	360,732
Mortgage-backed securities	60,097	59,811	7,322	7,220	67,419	67,031
State and municipal obligations	9,470	9,452	—	—	9,470	9,452
Total	$541,362	$534,803	$48,062	$47,504	$589,424	$582,307

December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	9,477	9,514
Total	$558,055	$555,482	$49,504	$49,306	$607,559	$604,788

During the first quarter of 2005, our investment portfolio decreased by approximately $22.3 million to $590.0 million from approximately $612.3 million as of December 31, 2004. This decrease was primarily due to the net effect of a $40.0 million sale of US Treasury obligations maturing during August and September of 2005, the monthly principal prepayments for approximately $26.6 million of mortgage-backed securities, and the purchase of $8.2 million FHLB obligations and $41.3 million of mortgage-backed securities. During the past few years, we have positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first quarter of 2005, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 4½ years. As of March 31, 2005, after aforementioned transactions, the estimated average maturity was approximately 3.73 years and the average yield was approximately 4.68% compared to the estimated average maturity of approximately 2.64 years and the average yield of approximately 4.15% as of December 31, 2004. As of March 31, 2005, investment securities having a carrying value of approximately $484.9 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Three Months Ended March 31, 2005
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. treasury obligations	$44,606	1.76%	$—	—%	$—	—%	$—	—%	$44,606	1.76%
U.S. government agencies obligations	42,653	3.01	53,349	3.62	—	—	—	—	96,002	3.35
Mortgage backed securities(3)	25,695	4.27	17,192	4.62	—	—	—	—	42,887	4.41
Collateral mortgage obligations(3)	—	—	—	—	47,564	5.03	294,292	5.13	341,856	5.11
State & political subdivisions	1,505	4.75	6,240	3.70	—	—	1,707	6.24	9,452	4.32
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments available-for-sale	$114,459	2.83%	$76,781	3.85%	$47,564	5.03%	$295,999	5.13%	$534,803	4.45%

Investments held-to-maturity: (2)
U.S. treasury obligations	$—	—%	$—	—%	$4,563	3.84%	$—	—%	$4,563	3.84%
U.S. government agencies obligations	—	—	—	—	—	—	—	—	—	—
Mortgage backed securities(3)	—	—	—	—	—	—	7,322	5.50	7,322	5.50
Collateral mortgage obligations(3)	—	—	—	—	—	—	36,177	4.84	36,177	4.84
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$—	—%	$4,563	3.84%	$43,499	4.95%	$48,062	4.85%

Other Investments:
FHLB stock	7,127	3.05%	—	—%	—	—%	—	—%	7,127	3.05%
Investment in statutory trust	—	—	—	—	—	—	1,385	6.51	1,385	6.51
Total other investments	$7,127	3.05%	$—	—%	$—	—%	$1,385	6.51%	$8,512	3.61%
Total investments	$121,586	2.84%	$76,781	3.85%	$52,127	4.93%	$340,883	5.12%	$591,377	4.47%
__________
(1) Based on estimated fair value.

(2) Almost all of our income from investments in available-for-sale securities is tax exempt because 99.3% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3) Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of March 31, 2005, our investment in other earning assets included $7.1 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of March 31,	As of December 31,
	2005	2004
Type	(In thousands)
Statutory trusts	$1,385	$1,386
FHLB stock	7,127	7,330
Total	$8,512	$8,716

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $3.1 million and $2.7 million as of March 31, 2005 and December 31, 2004, respectively:

	As of March 31,	As of December 31,
	2005	2004
	(In thousands)
Real estate secured	$546,133	$516,542
Leases	465,992	459,251
Other commercial and industrial	258,327	243,603
Consumer	72,896	74,755
Real estate - construction	78,506	79,334
Other loans	7,588	6,134
Gross loans and leases	$1,429,442	$1,379,619
Plus: Deferred loan costs, net	6,734	6,480
Total loans, including deferred loan costs, net	$1,436,176	$1,386,099
Less: Unearned income	(1,105)	(1,170)
Total loans, net of unearned income	$1,435,071	$1,384,929
Less: Allowance for loan and lease losses	(17,966)	(19,039)
Loans, net	$1,417,105	$1,365,890

As of March 31, 2005 and December 31, 2004, our total loans and leases, net of unearned income, were $1.435 billion and $1.385 billion, respectively. The increase in our loan and lease volume during the three months ended March 31, 2005 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 67.8% as of March 31, 2005 from 65.9% as of December 31, 2004.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $546.1 million and $516.5 million as of March 31, 2005 and December 31, 2004, respectively. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 38.2% for the three months ended March 31, 2005, as compared to 37.4% for the fiscal year ended 2004.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first three months of 2005, approximately 77.23% of our lease financing contracts were for new automobiles, approximately 21.47% were for used automobiles and the remaining 1.30% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $466.0 million and $459.3 million as of March 31, 2005 and December 31, 2004, respectively. Lease financing contracts, as a percentage of total loans and leases were 32.6% as of March 31, 2005 and 33.3% at the end of 2004. During February 2005, we sold lease contracts with carrying values of $14.9 million to another financial institution, while retaining servicing responsibilities. The lease contracts sold during the first quarter of 2005 were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance at repossession date of all leases sold.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $258.3 million as of March 31, 2005 from $243.6 million as of December 31, 2004. The increase in other commercial and industrial loans in 2005 is attributable to the organic growth of the Bank. Other commercial and industrial loans as a percentage of total loans were 18.1% as of March 31, 2005, and 17.7% at the end of 2004.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $72.9 million as of March 31, 2005 from $74.8 million as of December 31, 2004. Consumer loans as a percentage of total loans and leases were 5.1% and 5.4% at March 31, 2005 and December 31, 2004.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $78.5 million and $79.3 million as of March 31, 2005 and December 31, 2004. Construction loans as a percentage of total loans and leases were 5.5% and 5.8% as of March 31, 2005 and December 31, 2004, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. The following table shows our maturity distribution of loans and leases, including loans held for sale of $3.1 million, as of March 31, 2005, excluding non-accrual loans amounting to $29.0 million. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of March 31, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$83,639	$-	$7,871	$648	$2,555	$94,713
Real estate — secured	146,581	69,259	231,030	55,238	15,330	517,438
Other commercial and industrial	183,433	18,357	41,601	7,315	1,383	252,089
Consumer	7,634	19,917	42	43,464	626	71,683
Leases	6,801	357,776	-	101,360	-	465,937
Other loans	7,279	-	-	-	-	7,279
Total	$435,367	$465,309	$280,544	$208,025	$19,894	$1,409,139
__________
(1) Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $303.9 million as of March 31, 2005.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of March 31,	As of December 31,
	2005	2004
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$7,974	$8,365
Nonaccrual loans	29,024	32,168
Total nonperforming loans	36,998	40,533
Other real estate owned	3,628	2,875
Other repossessed assets	5,499	3,566
Total nonperforming assets	$46,125	$46,974
Nonperforming loans to total loans and leases	2.57%	2.92%
Nonperforming assets to total loans and leases plus repossessed property	3.19	3.37
Nonperforming assets to total assets	2.18	2.23

We continually review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $100,000 for secured commercial loans and $50,000 for unsecured commercial loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted. We do not engage in sub-prime lending.

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

The nonperforming loans and leases decreased to $37.0 million as of March 31, 2005 from $40.5 million as of December 31, 2004. At March 31, 2005, nonaccrual loans acquired from BankTrust amounted to $6.2 million, compared to $7.5 million as of December 31, 2004. The ratio of nonperforming loans and leases over total loans and leases decreased to 2.57% as of March 31, 2005, from 2.92% as of December 31, 2004.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles and equipment subject to lease contracts. OREO and repossessed assets are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. As of March 31, 2005, our OREO consisted of 14 properties with an aggregate value of $3.6 million, as compared to 12 properties with an aggregate value of $2.9 million as of December 31, 2004.

Other repossessed assets as of March 31, 2005 and December 31, 2004 were $5.5 million and $3.6 million, respectively. The increase in volume of repossessed assets during the first three months of 2005 was attributable to increases in volumes of our automobile lease originations. The increase in repossessed assets during the first quarter of 2005 was mainly related to a more aggressive approach by our collection department in order to reduce delinquency of our leasing portfolio. The delinquency of our leasing portfolio decreased to 4.79% at March 31, 2005 from 5.20% as of December 31, 2004.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property decreased to 3.19% as of March 31, 2005 from 3.37% as of December 31, 2004.

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

Each component would normally have similar characteristics, such as classification, type of loan or lease, industry or collateral. As needed, we separately analyze the following components of our portfolio and provide for them in our allowance:

•	credit quality;

•	sufficiency of credit and collateral documentation;

•	proper lien perfection;

•	appropriate approval by the loan officer and the loan committees;

•	adherence to any loan agreement covenants; and

•	compliance with internal policies and procedures and laws and regulations.

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of years. The resulting loss factors are then multiplied against the current period’s balance of loans outstanding to derive an estimated loss. We adjust the historical loss percentage for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

•	effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-offs, and recoveries;

•	changes in the experience, ability and depth of our lending management and staff;

•	concentrations of credit that might affect loss experience across one or more components of the portfolio;

•	levels of, and trends in, delinquencies and nonaccruals; and

•	national and local economic business trends and conditions.

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

Net charge-offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.47% for our commercial loan portfolio over the past five calendar years. However, because a significant portion of our business is focused on commercial lending, we have generally maintained a conservative reserve for our commercial loan portfolio. For the portion of our commercial loan portfolio adequately secured with real estate collateral, we maintain a general reserve equal to 0.35% of the outstanding balance of such portfolio. The reserve for commercial loans that are not secured by real estate is equal to 2.52% of the outstanding portfolio balance.

Our consumer installment closed end loan portfolio has averaged a 3.32% net loss experience over the past five calendar years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional reserves have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio, we maintain a general reserve equal to 2.33% of the outstanding balance of such portfolio.

Our four year old construction loan portfolio has no loss experience. Nevertheless, we maintain a general reserve for this portfolio equal to 1.50% of the portfolio balance.

Our leasing portfolio has averaged a 0.40% net loss experience over the past four calendar years. We maintain a reserve equal to 0.86% of the balance of this portfolio for general reserve purposes.

The mortgage portfolio has no loss experience. The large majority of mortgage originations are sold into the secondary market or to other financial institutions and the existing portfolio is generally of a mature nature. Nevertheless, we maintain a general reserve equal to 0.67% of the mortgage portfolio.

At March 31, 2005, we maintain a $2.3 million general allowance on the boat financing portfolio, or 5.17% of the outstanding portfolio. While we may adjust this allowance in the future, we believe it is appropriate at this time.

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

The unallocated portion of the allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated portion of the allowance include the following:

•	general economic and business conditions affecting our key lending areas;

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States and Caribbean;

•	credit quality trends, including trends in nonperforming loans and leases expected to result from existing conditions;

•	loan and lease concentrations by collateral and by obligor;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the portfolio;

•	duration of the current business cycle;

•	bank regulatory examination results and guidance; and

•	findings of our internal and external loan review examiners.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Three months Ended March 31,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,415,205	$1,217,723
Total loans and leases outstanding at end of period, including loans held for sale	1,438,163	1,387,613
Allowance for loan and lease losses:
Allowance at beginning of period	19,039	9,394
Charge-offs:
Real estate — secured	—	5
Commercial and industrial	862	3,329
Consumer	385	1,196
Leases	1,743	5,806
Other loans	7	164
Total charge-offs	2,997	10,500

Recoveries:
Real estate — secured	—	—
Commercial and industrial	70	154
Consumer	70	233
Leases	526	1,741
Other loans	8	15
Total recoveries	674	2,143
Net loan and lease charge-offs	2,323	8,357
Provision for loan and lease losses	1,250	7,100
Allowance of acquired bank - BankTrust	—	10,902
Allowance at end of period	$17,966	$19,039
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.66%	0.69%
Allowance for loan and lease losses to total loans at end of period	1.25	1.37
Net loan and lease charge-offs to allowance for loan losses at end of period*	51.72	43.89
Net loan and lease charge-offs to provision for loan and lease losses	185.84	117.70

__________
(1) Annualized as of March 31, 2005.

The allowance for loan and lease losses decreased by 5.6%, or $1.1 million, to $18.0 million at March 31, 2005, as compared to $19.0 million at December 31, 2004. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.25% at March 31, 2005 from 1.37% at December 31, 2004. The decrease in the allowance for loan and lease losses was impacted by approximately $703,000 in net charge-offs on loans acquired from The Bank & Trust of Puerto Rico, in which adequate allowances were also required and accordingly, additional provision was not considered necessary to replenish the reduction in the allowance.

In June 2004, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. As of March 31, 2005, $327,000 was charged resulting from this practice.

In March 2003, we commenced the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. For the three months ended on March 31, 2005 and year 2004, we used a historical loss ratio in lease finance contracts of approximately 15% and 12.0%, respectively. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of March 31, 2005, $916,000 had been charged off for this purpose.

Annualized net charge-offs as a percentage of average loans was 0.66% for the first quarter of 2005, as compared to 0.69% and 0.44% for the fourth and first quarter of 2004, respectively. Increased shown when comparing the first quarter of 2005 with 2004 same period is attributable to increased volumes in the loan and lease portfolio, to our decision to fully charge off our lease finance contracts that are over 365 days past due, and also to the net charge-offs related with the acquisition of BankTrust, as explained previously.

Net charge-offs as a percentage of provision for loan and lease losses increased to 185.84% as of March 31, 2005, from 117.70% at December 31, 2004. The increase in this ratio was mainly attributable to our decision to fully charge off most of our lease finance contracts that are over 365 days past due.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.5 million at March 31, 2005 and $11.3 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31, 2005			Year Ended December 31, 2004
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$126,025	8.87%	-%	$119,847	9.39%	-%
Money market deposits	76,946	5.42	2.13	62,346	4.88	2.14
NOW deposits	49,400	3.48	1.81	40,931	3.21	1.80
Savings deposits	277,048	19.50	2.24	261,660	20.50	2.38
Time certificates of deposit in denominations of $100,000 or more	196,114	13.80	3.04	203,129	15.91	2.16
Brokered certificates of deposits in denominations of $100,000 or more	515,839	36.31	3.71	396,531	31.07	3.79
Other time deposits	179,257	12.62	2.94	192,046	15.04	2.92
Total deposits	$1,420,629	100.00%		$1,276,490	100.00%

Total deposits at March 31, 2005 and December 31, 2004 were $1.446 billion and $1.409 million, respectively, representing an increase of $37.1 million, or 2.63%, in the first three months of 2005. Average deposits for the first quarter of 2005 were $1.4 billion, as compared to $1.0 million for the same period in 2004. This increase in average deposits during the first quarter of 2005 is attributable to our organic growth. The following table presents the composition of our deposits by category as of the dates indicated:

	As of March 31,	As of December 31,
	2005	2004
	(In thousands)
Interest bearing deposits:
Now and money market	$127,189	$118,076
Savings	276,484	278,802
Broker certificates of deposits in denominations of less than $100,000	11,998	24,115
Broker certificates of deposits in denominations of $100,000 or more	541,298	487,890
Time certificates of deposits in denominations of $100,000 or more	197,868	200,474
Other time deposits	155,997	161,783
Total interest bearing deposits	$1,310,834	$1,271,140
Plus: non interest bearing deposits	135,294	137,896
Total deposits	$1,446,128	$1,409,036

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. In order to take advantage of historically low funding costs, brokered deposits increased to $553.3 million as of March 31, 2005 from $512.0 million as of December 31, 2004. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicates:

	March 31, 2005	December 31, 2004
	(In thousands)
Three months or less	$186,994	$140,228
Over three months through six months	83,867	74,461
Over six months through 12 months	96,999	108,064
Over 12 months	371,306	365,591
Total	$739,166	$688,364

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended March 31, 2005 and December 31, 2004:

	Three Months Ended March 31,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at period-end	$442,160	$463,409
Average monthly aggregate balance outstanding during the period	447,365	312,169
Maximum aggregate balance outstanding at any month-end	463,244	465,302
Weighted average interest rate for the period	2.59%	1.70%
Weighted average interest rate at period-end	2.83%	2.47%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended March 31, 2005 and December 31, 2004:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Balance at period-end	$10,396	$10,404
Average monthly aggregate balance outstanding during the period	10,400	10,450
Maximum aggregate balance outstanding at any month-end	10,404	10,700
Weighted average interest rate for the period	4.78%	5.59%
Weighted average interest rate at period-end	4.86%	4.97%

Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are equal to the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are equal to the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to the EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

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

Interest expense on notes payable to statutory trusts amounted to approximately $699,000 and $535,000 for the periods ended March 31, 2005, and 2004, respectively.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, a private placement and capital derived from the issuance of the 2002 Debentures. As of March 31, 2005 and December 31, 2004, total stockholders’ equity was $159.6 million and $158.3 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of March 31, 2005, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$228,168	13.84%	≥$131,850	≥ 8.00%	N/A
Eurobank.	177,350	10.71	≥ 132,526	≥ 8.00	≥$165,658	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	209,998	12.74	≥ 65,925	≥ 4.00	N/A
Eurobank	139,180	8.40	≥ 66,263	≥ 4.00	≥ 99,395	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	209,998	9.99	≥ 84,045	≥ 4.00	N/A
Eurobank	139,180	6.63	≥ 83,983	≥ 4.00	≥ 104,979	≥ 5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	≥$126,564	≥ 8.00%	N/A
Eurobank.	169,705	10.67	≥ 127,286	≥ 8.00	≥$159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73	≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20	≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91	≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42	≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at March 31, 2005 and December 31, 2004 totaled approximately $156.9 million and $171.2 million, respectively. Our liquidity level measured as a percentage of net cash, short-term and marketable assets to net deposits and short-term liabilities was 12.4% and 14.2% as of March 31, 2005 and December 31, 2004, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $350.0 million at March 31, 2005, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $17.5 million at March 31, 2005.

During first three months of 2005, asset growth was funded primarily with growth in deposits. The deposit growth was distributed as follows as of March 31, 2005: $6.5 million increase in demand deposits; $2.0 million decrease in savings accounts; $32.6 million increase in time deposits of which $41.5 million was comprised of brokered deposits. There was a decrease of $21.2 million in the level of borrowings, which was primarily attributable to securities sold under agreements to repurchase. During the first quarter of 2005, cash inflows from operating activities exceeded cash outflows by $7.6 million.

During year 2004, deposit growth was distributed as follows: $75.0 million in demand deposits; $48.7 million in savings accounts; $301.6 million in time deposits of which $282.9 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $255.9 million. During 2004, cash inflows from operating activities exceeded cash outflows by $38.3 million.

Our net cash outflows from investing activities for the three months ended March 31, 2005 and for the year 2004 were $22.0 million and $294.7 million, respectively. The higher net investing cash outflows experienced in 2004 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the three months ended March 31, 2005 and the year 2004 were $15.6 million and $252.5 million, respectively. During the first three months of 2005 the net financing cash inflows were primarily provided by repurchase agreements growth. During 2004, the net financing cash inflows were mostly provided by repurchase agreements growth and the net proceeds from the issuance of common stock.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At March 31, 2005, the Bank had interest rate swap agreements which converted $50.2 million of fixed rate time deposits to variable rate time deposits of which $19.4 million will mature in 2005 and 2006 and $30.8 million with maturity between 2010 and 2023 but with semi-annual call options which match call options on the swaps. At March 31, 2005, the Bank had interest rate swap agreements which converted $42.5 million of variable rate loans to fixed rate loans, of which $12.0 million mature in 2006 and $30.5 million mature in 2007. For more detail on derivative financial instruments please refer to “Note 12 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2005, we modeled rising and declining interest rate simulations in 100 basis point increments over a twelve month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At March 31, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $660,000, or 0.97% lower than the net interest income in the rates unchanged scenario, and $1.5 million, or 2.25%, lower than the net interest income in the rates unchanged scenario at the March 31, 2005 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At March 31, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $1.4 million, or 2.13%, higher than the net interest income in the rates unchanged scenario, and $2.8 million, or 4.17%, higher than the net interest income in the rate unchanged scenario at the March 31, 2005 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2005:

	Change in Future Net Interest Income
	At March 31, 2005
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$2,832	4.17%
+100 basis points over one year	1,443	2.13
- 100 basis points over one year	(660)	(0.97)
- 200 basis points over one year	(1,526)	(2.25)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at March 31, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of March 31, 2005 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$25,505	$—	$—	$—	$—	$—	$25,505
Investment securities and FHLB/ Federal Reserve Bank stock	—	96,332	128,450	234,910	136,276	—	595,968
Loans	—	774,493	76,897	275,557	293,250	—	1,420,197
Fixed and other assets	—	1,385	—	—	—	77,394	78,779
Total swaps	—	—	9,442	20,785	20,000	—	50,227
Total assets	$25,505	$872,210	$214,789	$531,252	$449,526	$77,394	$2,170,676

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	76,055	546	—	—	462,911	539,512
Certificates of deposit	—	331,515	127,958	260,164	188,448	—	908,085
Borrowed funds	—	430,360	17,830	23,426	25,940	—	497,556
Other liabilities	—	1,393	—	—	—	14,328	15,721
Total swaps payable	—	50,227	—	—	—	—	50,227
Stockholders’ equity	—	10,763	—	—	—	148,812	159,575
Total liabilities and stockholders’ equity	$—	$900,313	$146,334	$283,590	$214,388	$626,051	$2,170,676
Period gap	$25,505	$(28,103)	$68,455	$247,662	$235,138
Cumulative gap	$25,505	$(2,598)	$65,857	$313,519	$548,657
Period gap to total assets	1.18%	-1.30%	3.16%	11.42%	10.85%
Cumulative gap to total assets	1.18%	-0.12%	3.04%	14.46%	25.31%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	99.71%	106.30%	123.59%	135.55%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,600	$1,200	$—	$596
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,197	3,642	2,095	9,362
Total	$10,797	$4,842	$2,095	$56,351

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of March 31, 2005 and December 31, 2004, we had commitments to extend credit of $268.3 million and $269.4 million, respectively. These commitments included standby letters of credit of $10.6 and $10.5 million, for March 31, 2005 and December 31, 2004, respectively, and commercial letters of credit of $1.4 million and $1.8 for the same periods. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2004 and March 31, 2005, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

In December 2004, the SFAS No. 123 was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Under the SEC’s rule, approved in April 2005, FAS 123 (R) will be effective, for public entities that do not file as small business issuers, for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006.

Recent Developments

Changes in statutes and regulations, including tax laws and rules

During the first quarter of 2005, the Puerto Rico Treasury Department drafted a proposal to impose a transitory additional tax applicable to Puerto Rico financial institutions, which if approved, will be effective for the taxable years commencing on January 1, 2005 until December 31, 2006. The additional tax will be 4% of the net interest income, as defined, excluding exempt interest earned, net of the related interest expense, on obligations of the United States, of any state or territory of the United States or political subdivision, of the District of Columbia, and of the Commonwealth of Puerto Rico or any instrumentality or political subdivision. A draft of the proposal was submitted to the Puerto Rico Legislature and the Governor of Puerto Rico for review and approval. However, no determination can be made at this point as to the outcome of this review.

This proposal, based on the financial results for the year ended December 31, 2004 and the distribution of interest income between taxable and exempt, would have implied in an additional tax in the range of approximately $2.4 million to $2.5 million for the year ended December 31, 2004. However, the final impact of this proposal will depend on the final bill, if approved, and in regulations issued thereafter.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.   Controls and Procedures

Introductory Note. As of December 31, 2004, the date of our last Annual Report on Form 10-K, we were not an accelerated filer within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As such, we were not subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act that require us to include in our Annual Report on Form 10-K a report by management of our internal control over financial reporting and an accompanying auditor’s report. However, our subsidiary bank, Eurobank, was subject to the reporting obligations under Section 36 of the Federal Deposit Insurance Act which contains certain reporting requirements of the Bank that are similar to those contained in Section 404, including the delivery of a report of management of the Bank as to the effectiveness of the Bank’s internal control structure and procedures for financial reporting. The information set forth below with respect to the identification of an internal control deficiency in Eurobank’s internal control over financial reporting as of December 31, 2004 were disclosed only for purposes of Eurobank’s compliance with its reporting obligations under Section 36 of the Federal Deposit Insurance Act and should not be read in the context of any similar reporting requirement under Section 404 of the Sarbanes-Oxley Act.

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion as to the ineffectiveness of our disclosure controls and procedures as of March 31, 2005, was based on the identification of a material weakness as described below and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Except as noted below, there were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weakness of Eurobank. In connection with the preparation of our Annual Report on Form 10-K as of December 31, 2004, an evaluation was performed with the participation of the CEO and CFO, of the effectiveness of our disclosure controls and procedures as required by Rule 13a-14 of the Exchange Act. In addition, management of Eurobank assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In performing this assessment, management identified a deficiency related to accounting for certain derivative financial instruments that were acquired in connection with our acquisition of BankTrust in May 2004 under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). Specifically, the deficiency resulted from the lack of adequate controls designed to ensure that the documentation, monitoring and evaluation required by generally accepted accounting principles was properly maintained for the term of the respective derivative financial instrument and that such documentation provided reasonable assurance to support the ongoing monitoring of the Bank’s hedging activities. Management concluded that the amounts involved with respect to these derivative financial instruments were not material for the periods reported and that prior 2004 interim financial statements need not be revised.

Management evaluated the impact of this deficiency on Eurobank assessment of internal control over financial reporting and concluded that the control deficiency described above represented a material weakness (as defined in Auditing Standard No. 2 by the Public Company Accounting Oversight Board). Accordingly, management concluded that, as of December 31, 2004, Eurobank’s internal control over financial reporting may not be effective based on the criteria set forth by the COSO in Internal Control—Integrated Framework.

As a result of this matter, we discontinued the use of hedge accounting under SFAS 133 during the first quarter of 2005. In addition, in April 2005, we terminated certain cash-flow hedges and re-designated all remaining derivatives as fair-value hedges. Corrective actions to formalize our control procedures with regard to this deficiency are in process. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II -	OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are currently the defendant in a suit filed on November 14, 1994 by Carlos Gonzalez Jusino in the Superior Court of Puerto Rico, Ponce Section (Carlos Gonzalez Jusino v. Eurobank & Trust Company — Civil #JAC 1994-0608). The complaint alleges that money was permitted to be withdrawn from a corporate account at Eurobank without full written authorization, and seeks restoration of $890,075.99 in funds, interest thereon, and attorney’s fees. While the trial court found in favor of the plaintiff, we appealed the ruling to the Appeals Court of Puerto Rico. On March 18, 2005, the Appeals Court reversed the trial court’s decision and ruled in our favor. However, on April 27, 2005, the plaintiff filed a writ of certiorari before the Supreme Court of Puerto Rico. If the writ of certiorari is granted, we believe that the Supreme Court will affirm the appeals court decision based on legal precedent which we feel favors our position.

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

EUROBANCSHARES, INC.

Date: May 16, 2005	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer