Form 10-Q
period 2005-06-30
EUROBANCSHARES INC
filed 2005-08-15
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
 Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No☒

The number of shares outstanding of the issuer’s Common Stock as of August 15, 2005, was 19,564,086 shares.

EUROBANCSHARES, INC.

i

PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
June 30, 2005 and December 31, 2004

	June 30,	December 31,
Assets	2005	2004
Cash and due from banks	$25,920,949	$18,597,116
Interest-bearing deposits	2,791,559	3,271,377
Securities purchased under agreements to resell	17,371,052	42,810,479
Investment securities available-for-sale:
Pledged securities with creditors’ right to repledge	541,010,705	457,247,716
Other securities available-for-sale	59,914,652	98,234,027
Investment securities held-to-maturity:
Pledged securities with creditors’ right to repledge	40,947,628	34,390,675
Other securities held-to-maturity	5,013,434	15,113,768
Other investments	10,661,400	8,715,600
Loans held for sale	2,877,814	2,684,063
Loans, net of allowance for loan and lease losses of $16,043,428 in 2005
and $19,038,836 in 2004	1,511,039,282	1,365,890,375
Accrued interest receivable	12,831,964	11,167,973
Customers’ liability on acceptances	670,478	395,161
Premises and equipment, net	11,419,617	11,261,213
Other assets	33,115,863	33,009,509
Total assets	$2,275,586,397	$2,102,789,052

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$153,212,264	$137,895,861
Interest bearing	1,347,825,839	1,271,140,575
Total deposits	1,501,038,103	1,409,036,436
Securities sold under agreements to repurchase	533,884,500	463,409,056
Acceptances outstanding	670,478	395,161
Advances from Federal Home Loan Bank	10,383,401	10,403,638
Notes payable to Statutory Trusts	46,393,000	46,393,000
Accrued interest payable	8,076,086	6,719,851
Accrued expenses and other liabilities	6,617,117	8,130,222
	2,107,062,685	1,944,487,364
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2005 and 2004	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued and outstanding 19,564,086 shares in 2005 and 2004	195,641	195,641
Capital paid in excess of par value	105,508,402	105,408,402
Retained earnings:
Reserve fund	5,800,494	4,721,756
Undivided profits	48,981,756	40,369,955
Accumulated other comprehensive loss	(2,726,006)	(3,157,491)
Total stockholders’ equity	168,523,712	158,301,688
Total liabilities and stockholders’ equity	$2,275,586,397	$2,102,789,052

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
For the three and six-month periods ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$28,362,628	$22,690,541	$55,090,362	$39,441,670
Investment securities:
Available-for-sale	4,848,110	2,645,358	9,182,991	4,772,761
Held-to-maturity	470,368	—	943,328	—
Interest-bearing deposits, securities purchased
under agreements to resell, and other	254,883	83,949	472,072	211,759
Total interest income	33,935,989	25,419,848	65,688,753	44,426,190

Interest expense:
Deposits	10,242,434	8,278,501	20,010,457	15,311,700
Securities sold under agreements to repurchase,
notes payable, and other	4,442,462	1,619,268	8,159,501	2,933,390
Total interest expense	14,684,896	9,897,769	28,169,958	18,245,090
Net interest income	19,251,093	15,522,079	37,518,795	26,181,100
Provision for loan and lease losses	2,075,000	2,475,000	3,325,000	3,975,000
Net interest income after provision for loan
and lease losses	17,176,093	13,047,079	34,193,795	22,206,100

Noninterest income:
Service charges - fees and other	2,403,451	2,096,099	4,377,063	3,733,003
Net gain (loss) on non-hedging derivatives	131,637	—	(943,782)	—
Net loss on sale of securities	—	—	(230,017)	—
Net loss on sale of repossessed assets and on disposition
of other assets	(65,791)	(384,847)	(259,048)	(428,629)
Gain on sale of loans	96,850	68,519	522,732	68,519
Total noninterest income	2,566,147	1,779,771	3,466,948	3,372,893

Noninterest expense:
Salaries and employee benefits	5,595,942	4,791,913	11,335,632	8,795,955
Occupancy	1,996,565	1,661,633	4,047,855	3,193,649
Professional services	1,216,357	366,015	1,862,275	720,046
Insurance	257,592	181,449	551,613	330,957
Promotional	229,707	155,751	362,559	271,421
Other	2,024,408	1,718,878	3,981,113	2,927,148
Total noninterest expense	11,320,571	8,875,639	22,141,047	16,239,176
Income before income taxes and extraordinary item	8,421,669	5,951,211	15,519,696	9,339,817
Provision for income taxes	3,127,004	1,475,145	5,459,815	2,539,126
Income before extraordinary item	5,294,665	4,476,066	10,059,881	6,800,691
Extraordinary gain on acquisition of BankTrust	—	4,414,220	—	4,414,220
Net income	$5,294,665	$8,890,286	$10,059,881	$11,214,911

Earnings per share:
Basic:
Income before extraordinary item	$0.26	$0.29	$0.50	$0.46
Extraordinary item	—	0.29	—	0.30
Net income	$0.26	$0.58	$0.50	$0.76
Diluted:
Income before extraordinary item	$0.25	$0.28	$0.48	$0.45
Extraordinary item	—	0.29	—	0.30
Net income	$0.25	$0.57	$0.48	$0.75

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)
For the six-month periods ended June 30, 2005 and 2004

	2005	2004
Preferred stock:
Balance at beginning of period	$4,305	$—
Issuance of preferred stock	—	4,333
Balance at end of period	4,305	4,333

Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	—
Issuance of preferred stock	—	10,829,092
Balance at end of period	10,759,120	10,829,092

Common stock:
Balance at beginning of period	195,641	69,737
Issuance of common stock	—	7,928
Balance at end of period	195,641	77,665

Capital paid in excess of par value - common stock:
Balance at beginning of period	105,408,402	42,943,014
Issuance of common stock	—	12,290,256
Reversal of initial public offering expenses	100,000	—
Balance at end of period	105,508,402	55,233,270

Reserve fund:
Balance at beginning of period	4,721,756	2,348,598
Transfer from undivided profits	1,078,738	1,109,168
Balance at end of period	5,800,494	3,457,766

Undivided profits:
Balance at beginning of period	40,369,955	20,521,151
Net income	10,059,881	11,214,911
Preferred stock dividends	(369,342)	(123,230)
Transfer to reserve fund	(1,078,738)	(1,109,168)
Balance at end of period	48,981,756	30,503,664

Accumulated other comprehensive (loss) income, net of taxes:
Balance at beginning of period	(3,157,491)	(807,244)
Change in fair value of investment securities available for sale	431,485	(1,226,695)
Balance at end of period	(2,726,006)	(2,033,939)
Total stockholders’ equity	$168,523,712	$98,071,851

Comprehensive income:
Net income	$10,059,881	$11,214,911
Other comprehensive (loss) income, net of tax:
Change in fair value of investment securities available for sale and cash-flow hedges, net of taxes	431,485	(1,226,695)
Comprehensive income	$10,491,366	$9,988,216

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six-month periods ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$10,059,881	$11,214,911

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,450,134	811,472
Provision for loan and lease losses	3,325,000	3,975,000
Deferred tax provision	4,500,799	1,508,374
Extraordinary gain on the acquisition of BankTrust	—	(4,414,220)
Net loss on non-hedging derivatives	943,782	—
Net loss on sale of securities	230,017	—
Net gain on sale of loans	(522,732)	(68,519)
Net loss on sale of other real estate owned, repossessed assets,
and on disposition of other assets	259,048	428,629
Net amortization of premiums and accretion of discounts on investment securities	2,867,374	2,867,642
Increase in deferred loan costs	(669,757)	(898,077)
Origination of loans held for sale	(11,980,324)	(12,035,046)
Proceeds from sale of loans held for sale	12,137,871	15,972,396
Increase in accrued interest receivable	(1,663,991)	(1,515,327)
Net increase in other assets	(11,395,681)	(47,736)
(Decrease) increase in accrued interest payable, accrued expenses, and other liabilities	(206,649)	2,563,861
Net cash provided by operating activities	10,334,772	20,363,360

Cash flows from investing activities:
Net decrease in securities purchased under agreements to resell	25,439,427	12,768,821
Net decrease in interest-bearing deposits	479,818	10,018,613
Proceeds from sale of investment securities available for sale	39,988,612	—
Purchases of investment securities available for sale	(145,762,443)	(153,591,817)
Proceeds from principal payments and maturities of investment securities available
for sale	57,482,641	59,459,133
Purchases of investment securities held to maturity	(2,435,300)	—
Proceeds from principal payments, maturities, and calls of investment securities
held to maturity	3,869,168	—
Net decrease in other investments	—	(3,120,300)
Net increase in loans	(157,948,301)	(99,067,857)
Proceeds from sale of loans	14,887,833	—
Proceeds from sale of other assets	89,823	109,800
Capital expenditures	(1,174,363)	(1,143,388)
Cash and due from banks received from the acquisition of BankTrust, net	—	78,475,787
Net cash used in investing activities	(165,083,085)	(96,091,208)

Cash flows from financing activities:
Net increase in deposits	92,001,667	22,792,836
Increase in securities sold under agreements to repurchase	70,475,444	114,815,250
Repayment of Federal Home Loan Bank advances	(20,237)	(65,738,000)
Dividends paid to preferred stockholders	(384,728)	(104,108)
Net proceeds from issuance of common stock	—	6,716,568
Net cash provided by financing activities	162,072,146	78,482,546
Net increase in cash and cash equivalents	7,323,833	2,754,698
Cash and cash equivalents beginning balance	18,597,116	22,522,342
Cash and cash equivalents ending balance	$25,920,949	$25,277,040

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$26,813,723	$15,293,560
Income taxes	857,406	—

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	14,748,247	10,947,739
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes	143,915	(1,226,695)
Issuance of Eurobancshares preferred stock in the acquisition of BankTrust	—	10,833,425
Issuance of Eurobancshares common stocks in the acquisition of BankTrust	—	5,551,845

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the financial position and results for the periods presented. These financial statements are unaudited but, in the opinion of management, include all necessary adjustments, all of which are of a normal recurring nature, for a fair presentation of such financial statements.

The presentation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the condensed consolidated financial statements. Therefore, actual results could differ from those estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the six months period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006. We believe that the impact would not be material to our financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This statement, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Financial Accounting Standard Board (FASB) Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the retrospective application of a voluntary change in accounting principles or a change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions, to prior period’s financial statements, rather than recognizing the cumulative effect of the voluntary change in accounting principle in the net income of the period of the change. The retrospective application is required unless it is impracticable to determine the specific period of the effect or the cumulative effect of the change. Under these instances, the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and the corresponding adjustments should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. Furthermore, if it is also impracticable to determine the cumulative effect of applying a change in accounting principle to all periods, this statement establishes that the new accounting principle be applied as if it was adopted prospectively. This statement also requires that the retrospective application of a change in accounting principle be limited to the direct effect of the change only. The indirect effects should be recognized in the period of the accounting change. In addition, this statement also establishes that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became in effect for accounting and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on the application on Issue 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The EITF reached a consensus that the leasehold improvements acquired through a business combination or purchased subsequent to the lease inception should be amortized over the lesser of the useful life of the leasehold improvements or the period of the lease, which should include all the renewal periods that are reasonably assured of exercise at the time of acquisition. The amortization period requirements described in this issue were effective for leasehold improvements acquired or purchased in reporting periods beginning after June 29, 2005. However, the EITF has addressed the FASB staff to further develop a separate issue for consideration of whether the amortization period for a leasehold improvement should be reevaluated after the initial determination of the amortization period.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income before extraordinary item	$5,294,665	$4,476,066	$10,059,881	$6,800,691
Preferred stock dividends	(185,691)	(123,230)	(369,342)	(123,230)
Income available to common stockholders before
extraordinary item	$5,108,974	$4,352,836	$9,690,539	$6,677,461
Extraordinary gain on the acquisition of BankTrust	—	4,414,220	—	4,414,220
Income available to common shareholders	$5,108,974	$8,767,056	$9,690,539	$11,091,681
Weighted average number of common shares
outstanding applicable to basic earnings per share	19,564,086	14,976,086	19,564,086	14,507,634
Effect of dilutive securities	726,355	428,911	764,621	428,911
Adjusted weighted average number of common
shares outstanding applicable to diluted earnings
per share	20,290,441	15,404,997	20,328,707	14,936,545

Basic earnings per share:
Income before extraordinary item	$0.26	$0.29	$0.50	$0.46
Extraordinary item	—	0.29	—	0.30
Net income	$0.26	$0.58	$0.50	$0.76

Diluted earnings per share:
Income before extraordinary item	0.25	0.28	0.48	0.45
Extraordinary item	—	0.29	—	0.30
Net income	$0.25	$0.57	$0.48	$0.75

Options to purchase 125,000 shares of common stock at $21.00 per share and 200,000 shares of common stock at $8.13 were outstanding during the second half of 2005 and 2004, respectively, but were not included in the computation of diluted earning per share because the options’ exercise price was greater or equal to the average market price of the common shares at June 30, 2005 and 2004, respectively. The options, which expire on February 28, 2010 and February 23, 2009, were still outstanding at June 30, 2005 and 2004, respectively.

4.	Investment Securities Available-for-Sale

Investment securities available-for-sale and related contractual maturities as of June 30, 2005 and December 31, 2004 are as follows:

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$2,560,897	$680	$(1,277)	$2,560,300
One through five years	5,846,385	27,801	(64,905)	5,809,281
More than ten years	1,055,000	3,152	(3,350)	1,054,802
Federal Farm Credit Bonds
One through five years	9,997,026	68,073	—	10,065,099
U.S. treasury obligations:
Less than one year	44,954,768	—	(211,799)	44,742,969
Federal Home Loan Bank notes:
Less than one year	38,025,743	—	(461,665)	37,564,078
One through five years	92,120,168	123,177	(437,117)	91,806,228
Federal National Mortgage
Association notes:
Less than one year	4,998,176	—	(42,198)	4,955,978
One through five years	2,470,261	—	(14,354)	2,455,907
Federal Home Loan Mortgage
Association notes:
One through five years	3,003,115	—	(33,593)	2,969,522
Mortgage-backed securities	398,610,464	1,381,443	(3,050,714)	396,941,193
Total	$603,642,003	$1,604,326	$(4,320,972)	$600,925,357

	December 31, 2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$1,506,276	$8,960	$(905)	$1,514,331
One through five years	6,264,714	39,714	(13,920)	6,290,508
More than ten years	1,706,383	15,429	(12,819)	1,708,993
U.S. treasury obligations:
Less than one year	84,882,054	—	(489,884)	84,392,170
Federal Home Loan Bank notes:
Less than one year	37,517,099	—	(237,465)	37,279,634
One through five years	41,391,666	—	(257,723)	41,133,943
Federal National Mortgage
Association notes:
One through five years	7,461,983	—	(49,295)	7,412,688
Federal Home Loan Mortgage
Corporation notes:
One through five years	3,005,088	—	(32,433)	2,972,655
Mortgage-backed securities	374,320,227	1,385,436	(2,928,842)	372,776,821
Total	$558,055,490	$1,449,539	$(4,023,286)	$555,481,743

Contractual maturities on certain investment securities available-for-sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

During the first quarter of 2005, management decided to sell investments in an effort to improve the yields of the available-for-sale securities portfolio. Proceeds from this sale of investment securities were approximately $39,989,000, resulting in net losses of approximately $230,000. During 2004, there were no sales of investment securities.

Gross unrealized losses on investment securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(630,874)	$60,600,880	$(358,053)	$35,507,320	$(988,927)	$96,108,200
State and municipal obligations	(48,588)	4,691,412	(20,944)	2,018,505	(69,532)	6,709,917
U.S. treasury obligations	—	—	(211,799)	44,742,969	(211,799)	44,742,969
Mortgage-backed securities	(1,661,279)	157,937,490	(1,389,435)	104,586,136	(3,050,714)	262,523,626
	$(2,340,741)	$223,229,782	$(1,980,231)	$186,854,930	$(4,320,972)	$410,084,712

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

5.	Investment Securities Held-to-Maturity

Investment securities held to maturity as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
Five through ten years	$4,295,093	$—	$(4,962)	$4,290,131
Mortgage-backed securities	41,665,969	—	(237,730)	41,428,239
Total	$45,961,062	$—	$(242,692)	$45,718,370

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2004
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

Investments securities held to maturity at June 30, 2005 were all purchased within the last year. There were no sales of investment securities held to maturity during the six-month period ended June 30, 2005 and during the year ended December 31, 2004.

6.	Other Investments

Other investments at June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
FHLB stock, at cost	$9,277,400	$7,330,100
Investment in statutory trusts	1,384,000	1,385,500
Other investments	$10,661,400	$8,715,600

7.	Loans

A summary of the Company’s loan portfolio at June 30, 2005 and December 31, 2004 is as follows:

	2005	2004
Commercial and industrial secured by real estate	$562,352,545	$463,500,209
Other commercial and industrial	268,858,245	242,479,758
Construction secured by real estate	76,669,308	79,334,108
Other construction	978,948	1,123,435
Mortgage	48,439,009	51,730,399
Consumer secured by real estate	1,050,248	1,311,343
Other consumer	70,105,919	74,755,008
Lease financing contracts	484,921,091	459,250,841
Overdrafts	7,636,403	6,133,558
	1,521,011,716	1,379,618,659
Deferred loan costs, net	7,149,539	6,479,782
Unearned finance charges	(1,078,545)	(1,169,230)
Allowance for loan and lease losses	(16,043,428)	(19,038,836)
Loans, net	$1,511,039,282	$1,365,890,375

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2005 and December 31, 2004:

	2005	2004
Impaired loans with related allowance	$11,537,000	$14,230,000
Impaired loans that did not require allowance	11,399,000	9,429,000
Total impaired loans	$22,936,000	$23,659,000
Allowance for impaired loans	$884,000	$924,000

No additional funds are committed to be advanced in connection with impaired loans.

As of June 30, 2005 and 2004, loans in which the accrual of interest has been discontinued amounted to $27,686,340 and $29,533,031, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $1,291,000 and $2,062,000 for 2005, and 2004, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $3,001,000 as of June 30, 2005, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of June 30, 2005, industrial loans with a principal outstanding balance of approximately $1,555,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture.

8.	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the six-month periods ended June 30:

	2005	2004
Balance, beginning of period	$19,038,836	$9,393,943
Provision for loan and lease losses	3,325,000	3,975,000
Loans and leases charged-off	(7,585,728)	(5,644,011)
Recoveries	1,265,320	763,138
Allowance from the acquisition of BankTrust	—	10,901,546
Balance, end of period	$16,043,428	$19,389,616

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Other Assets

Other assets at June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Deferred tax assets, net	$7,889,458	$12,523,726
Merchant credit card items in process of collection	1,469,159	1,845,113
Auto insurance claims receivable on repossessed vehicles	1,793,026	1,228,858
Accounts receivable	1,574,738	1,337,594
Other real estate, net of valuation allowance of $58,779 and
$22,779 at June 30, 2005 and December 31, 2004,
respectively	3,241,548	2,875,002
Other repossessed assets, net of valuation allowance of
$1,271,377 and $1,493,305 at June 30, 3005 and
December 31, 2004, respectively	6,226,566	3,566,446
Servicing assets, net of valuation allowance of $1,020,104
and $1,003,618 at June 30, 2005 and December 31, 2004,
respectively	2,904,438	3,554,276
Prepaid expenses, deposits and other assets	8,016,930	6,078,494
	$33,115,863	$33,009,509

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended June 30:

	2005	2004
Balance, beginning of period	$1,493,305	$885,135
Provision for losses	299,000	470,500
Allowance from the acquisition of BankTrust	—	601,079
Net charge-offs	(520,928)	(327,431)
Balance, end of period	$1,271,377	$1,629,283

10.	Deposits

Total deposits as of June 30, 2005 and December 31, 2004 consisted of the following:

	2005	2004
Non interest bearing deposits	$153,212,264	$137,895,861
Interest bearing deposits:
NOW & Money Market	87,093,490	118,076,729
Savings	257,194,764	278,802,480
Broker Deposits	660,598,577	512,004,726
Regular CD's & IRAS	143,509,031	161,782,687
Jumbo CD's	199,429,977	200,473,953
	1,347,825,839	1,271,140,575
Total deposits	$1,501,038,103	$1,409,036,436

11.	Advances from Federal Home Loan Bank

At June 30, 2005, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2005
2005	2.63%	$1,600,000
2006	4.81% to 5.72%	7,000,000
2007	5.20%	1,200,000
2014	4.38%	583,401
		$10,383,401

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments as of June 30, 2005 and 2004 amounted to approximately $250,000 and $310,000, respectively. These notes are secured by approximately $10,349,000 in securities and $876,000 in mortgage loans as of June 30, 2005.

12.	Derivative Financial Instruments

Interest-rate swaps involve the exchange of fixed and floating interest-rate payments without an exchange of the underlying principal. Net interest settlements of interest-rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item. The Company’s principal objective in holding interest-rate swap agreements is the management of interest-rate risk and related changes in the fair value or cash flows of assets and liabilities. The Company’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristics of the instrument.

As of June 30, 2005, the Company had the following derivative financial instruments outstanding:

	Notional
	amount	Fair value	Net gain
Libor-Rate interest rate swaps	$30,800,000	$(675,608)	$722	(1)

(1) Net gain recognized from fair value hedging ineffectiveness during the period

As of June 30, 2005, the Bank had four interest rate swap agreements outstanding, which synthetically convert $30,800,000 of fixed-rate time deposits to variable-rate time deposits, of which $10,800,000 will mature between 2010 and 2013 and of which $20,000,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps. These interest rate swap agreements have been effective in achieving the economic objectives explained above.

During the second quarter of 2005, the Bank terminated three prime-rate-based interest rate swap agreements with a notional amount of $42,500,000, which did not meet the strict hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Those swaps resulted in a gain of approximately $132,000 for the quarter ended June 30, 2005 and a net loss of approximately $944,000for the first six months of 2005. Given the Bank’s current objectives with respect to interest rate risk management, the Bank also terminated five LIBOR-based interest rate swap agreements during the quarter with a notional amount of approximately $19,400,000. The Bank paid $212,000 to terminate those five interest rate swaps, which amount was also recorded as an adjustment to the brokered deposits being hedged and which will be amortized over the remaining term of those deposits.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are the same as the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

Prior to FASB Interpretation (FIN) No. 46R, the statutory trusts described above, were considered subsidiaries of the Company. As a result of the adoption of FIN No. 46R, the Company deconsolidated these statutory trusts effective December 31, 2003. The junior subordinated debentures issued by the Company to the statutory trusts, totaling $46,393,000 are reflected in the Company’s consolidated balance sheets under the caption of “notes payable to statutory trusts”. The Company records interest expense on the notes payable to statutory trusts in the consolidated statements of income and included in the caption of other investments in the consolidated balance sheets, the common securities issued by the statutory trusts.

Interest expense on notes payable to statutory trusts amounted to approximately $1,467,000 and $1,047,000 for the periods ended June 30, 2005 and 2004, respectively.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Stock Transactions

During 2004, EuroBancshares issued 230,802 of the common stock shares, through stock options exercised as follows:

	Number of
Date	shares	Price	Total
January-04	50,000	$5.00	$250,000
March-04	30,000	3.33	99,750
March-04	35,250	4.50	158,625
March-04	50,000	5.00	250,000
November-04	32,776	3.33	108,980
December-04	32,776	3.33	108,980
	230,802		$976,335

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During 2002, the board of directors approved the stock option plan (the 2002 Plan), which was ratified at a special meeting of stockholders. Under the 2002 Plan, 1,982,864 shares of authorized common stock of the Company, representing 10% of the shares of common stock outstanding of February 25, 2002, were reserved for issuance under the 2002 Plan. The outstanding options as of June 30, 2005 include options granted under a stock option plan held by the Bank until our reorganization into a bank holding company structure.

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

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options, and generally, to determine the terms and conditions of such options in accordance to the provisions of the stock option plans. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the six-month periods ended June 30, 2005 and 2004.

A summary of the status of stock options under the 2002 Plan at June 30, 2005 and 2004, and changes during the six-month periods then ended is presented in the table below:

	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Options outstanding at January 1	1,091,312	$5.22	1,122,114	$4.50
Granted	125,000	21.00	200,000	8.13
Exercised	—	—	(165,250)	4.59
Options outstanding and
exercisable at June 30	1,216,312	$6.84	1,156,864	$5.11

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of outstanding and exercisable options under the 2002 Plan at June 30, 2005:

	Options
	outstanding	Exercise
Date granted	and exercisable	price	Exercisable date	Expiration date
2001	150,000	$3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
2005	125,000	21.00	February 28, 2005	February 28, 2010
	1,216,312

As allowed by SFAS No. 123, the Company has elected to continue to measure cost for its stock compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement over the amount an employee must pay to acquire the stock. Entities choosing to continue applying APB Opinion No. 25 on employee stock options granted on or after January 1996 must provide pro forma disclosures of the consolidated net income, as if the fair value method of accounting had been applied. Under this method, compensation cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period.

SFAS No. 123 established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The per share fair value of stock options granted during 2005 and 2004 was $7.23 and $1.13 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield; risk-free interest rates of 4.00% and 3.03%; volatility assumption of 40.09% and none for 2004; and expected life of five years.

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,294,665	$8,890,286	$10,059,881	$11,214,911
Deduct total stock-based employee compensation
expense determined under fair value method for
all awards	—	—	(904,368)	(225,529)
Pro forma net income	$5,294,665	$8,890,286	$9,155,513	$10,989,382
Earnings per share:
Basic - before extraordinary income as reported	$0.26	$0.29	$0.50	$0.46
Basic - net income as reported	0.26	0.58	0.50	0.76
Basic - before extraordinary income pro forma	0.26	0.29	0.45	0.44
Basic - net income pro forma	0.26	0.58	0.45	0.75
Diluted - before extraordinary income as reported	0.25	0.28	0.48	0.45
Diluted - net income as reported	0.25	0.57	0.48	0.75
Diluted - before extraordinary income pro forma	0.25	0.28	0.43	0.43
Diluted - net income pro forma	0.25	0.57	0.43	0.73

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of June 30, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2005 are also presented in the table.

At June 30, 2005 and December 31, 2004, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2005
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$137,130	8.00%	$232,209	13.55%	N/A
Eurobank	137,378	8.00%	181,515	10.57%	>10.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	68,565	4.00%	215,959	12.60%	N/A
Eurobank	68,689	4.00%	145,265	8.46%	>6.00%
Tier 1 Capital (to average assets):
Consolidated	86,442	4.00%	215,959	9.99%	N/A
Eurobank	86,380	4.00%	145,265	6.73%	>5.00%

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2004
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$126,564	8.00%	$220,585	13.94%	N/A
Eurobank	127,286	8.00%	169,705	10.67%	>10.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	63,282	4.00%	201,342	12.73%	N/A
Eurobank	63,643	4.00%	130,461	8.20%	>6.00%
Tier 1 Capital (to average assets):
Consolidated	81,303	4.00%	201,342	9.91%	N/A
Eurobank	81,244	4.00%	130,461	6.42%	>5.00%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the six months ended June 30, 2005 and 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”  “should,”  “could,”  “predict,”  “potential,”  “believe,”  “will likely result,”  “expect,”  “anticipate,”  “seek,”  “estimate,”  “intend,”  “plan,”  “projection,”  “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors, including the following:

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

•	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete; and

•	we could be negatively impacted by downturns in the Puerto Rican economy.

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of June 30, 2005, we had, on a consolidated basis, total assets of $2.3 billion, net loans and leases of $1.5 billion, total deposits of $1.5 billion, and stockholders’ equity of $168.5 million. We currently operate through a network of 21 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico with approximately $522.0 million in total assets.

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

Key Performance Indicators at June 30, 2005

We believe the following were key indicators of our performance and results of operations through the second quarter of 2005:

•	our total assets grew to $2.276 billion at the end of the second quarter of 2005, representing an increase of 8.22%, from $2.103 billion at the end of 2004;

•	our total loans grew to $1.514 billion at the end of the second quarter of 2005, representing an increase of 10.62%, from $1.369 billion at the end of 2004;

•	our total deposits grew to $1.501 billion at the end of the second quarter of 2005, representing an increase of 6.53%, from $1.409 billion at the end of 2004; and

•	our total revenue grew to $36.5 million in the second quarter of 2005, representing an increase of 34.20%, from $27.2 million in the same period of 2004;

These items, as well as other factors, contributed to the increase in net income before extraordinary gain for the second quarter of 2005 to $5.3 million from $4.5 million for the same period in 2004, or $0.25 per common share as compared to $0.28 per common share for the same period in 2004, assuming dilution, after giving effect to a two-for-one stock split effective July 15, 2004, the issuance of 3,450,000 shares on August 11, 2004 in our Initial Public Offering (IPO) and an additional 517,500 shares on September 15, 2004, pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. They are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $16.0 million and $19.4 million as of June 30, 2005 and June 30, 2004, respectively. Losses charged to the allowance amounted to $7.6 million for the six months ended June 30, 2005 compared to $5.6 million for the same period in 2004. Recoveries were credited to the allowance in the amounts of $1.3 million and $763,000 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $34.5 million, $40.5 million and $40.9 million as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2004, were as follows: prepayment rate of 15.12%; weighted average live of 3.70 years; and a discount rate of 8.68%. The key assumptions we utilized in measuring the servicing asset at March 23, 2005, the date last sale was completed, were as follows: prepayment rate of 15.12%; weighted average live of 3.68 years; and a discount rate of 8.15%. Impairment analyses were performed for June 2005 and December 2004 by an independent third party and it was determined that there was an impairment, which resulted in an adjustment of approximately $16,000 and $214,000 at June 30, 2005 and December 31, 2004, respectively, on the servicing assets acquired from BankTrust. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $2.9 million, $3.6 million and $3.3 million as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Servicing assets in the first six months of 2005 and during 2004 increased as a result of sale of lease financing contracts made during the periods and our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuations of repossessed assets are made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $3.2 million, $2.9 million, and $2.8 million as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Other repossessed assets amounted to $6.2 million, $3.6 million and $4.1 million for those same periods, respectively.

The loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 14.7% and 15.7% for the second quarters of 2005 and 2004, respectively. For the first six months of 2005 and 2004, the loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 15.9% and 15.2%, respectively. For the second quarter of 2005 and 2004, the total loss on the sale of repossessed equipment was $6,000 and $191,000, respectively. For the first six months of 2005 and 2004, the total loss on the sale of repossessed equipment was $133,000 and $191,000, respectively. For the first six months of 2005, approximately 76.76% of our lease financing contracts originations were for new automobiles, approximately 21.67% were for used automobiles and the remaining 1.57% consisted primarily of construction and medical equipment leases.

The annualized ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance increased to 0.71% at June 30, 2005, compared to 0.68% at December 31, 2004. The increase in the ratio of loss on the sale of repossessed vehicles and equipment to our leasing portfolio balance was due to the sale of damaged equipment previously charged-off and the sale of vehicles in bad condition as part of our strategy to aggressively dispose of deteriorated units during the first quarter of 2005.

For the second quarter and the first six months of 2005, the total loss on the sale of repossessed boats was $121,000 and $433,000, respectively. We acquired marine loans totaling $51.4 million on May 3, 2004 as a result of our acquisition of The Bank & Trust of Puerto Rico. We did not sell any repossessed boat during the first six months of 2004. The boat financing portfolio amounted to $43.5 million as of June 30, 2005.

Results of Operations as of and for the Six Months Ended June 30, 2005 and 2004

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

Net interest income increased by 24.02%, or $3.7 million, to $19.3 million and by 43.30%, or $11.3 million, to $37.5 million in the second quarter and first six months of 2005, respectively, from $15.5 million and $26.2 million in the same periods of 2004. These increases resulted form the combined effect on net increases in volumes and rates as shown on table on page 27.

Total interest income for the second quarter of 2005 was $33.9 million, compared to $25.4 million for the second quarter of 2004. Total interest income for the six months ended June 30, 2005 was $65.7 million, compared to total interest income of $44.4 million for the same period in 2004. These increases were due to the combined effect of increases in average interest-earning assets and increased yields resulting from higher interest rates during 2005. The average second quarter and average six month year-to-date interest-earning assets increased to $2.083 billion and $2.054 billion at June 30, 2005, compared to $1.678 billion and $1.485 billion at June 30, 2004, respectively.

Total interest expense was $14.7 million for the second quarter ended June 30, 2005, compared to $9.9 million for the same quarter in 2004.  Total interest expense for the six months ended June 30, 2005 was $28.2 million, compared to total interest expense of $18.2 million for the same period in 2004. These increases resulted primarily from the combination of higher interest-bearing liabilities and increased cost of funds during 2005. The average second quarter and average year-to-date interest-bearing liabilities increased to $1.851 billion and $1.825 billion at June 30, 2005, as compared to $1.526 billion and $1.347 billion at June 30, 2004, respectively.

Net interest margin on a fully taxable equivalent basis increased to 3.82% and 3.78% for the second quarter and six months ended June 30, 2005, as compared to 3.79% and 3.63% for the same periods in 2004, respectively. Net interest spread on a fully taxable equivalent basis decreased to 3.42% for the second quarter of 2005, from 3.54% for the second quarter of 2004, while it increased to 3.40% for the six months ended June 30, 2005, as compared to 3.37% for the same period in 2004. The increase is mainly attributable to a higher interest rate environment experienced during 2005 as compared to the same periods in 2004. The decrease in net interest spread for the second quarter of 2005, as compared to the second quarter of 2004, was due to the fact that in the 2005 period the cost of funds grew in a greater proportion than the yield of interest earning assets. However, it is important to note that net interest margin and net interest spread, both on a fully taxable equivalent basis, increased to 3.82% and 3.42% for the second quarter of 2005 and to 3.78% and 3.40% for the six months ended June 30, 2005 when compared to 3.75% and 3.38% for the previous quarter ended March 31, 2005, respectively.

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

	For the Quarter Ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,448,647	$28,363	7.89%	$1,201,608	$22,691	7.58%
Securities of U.S. government agencies(3)	565,291	4,867	4.79	415,359	2,478	3.26
Other investment securities(3)	32,380	357	5.86	14,799	86	2.88
Puerto Rico government obligations(3)	9,420	94	5.55	7,693	81	6.77
Securities purchased under agreements to resell and federal funds sold	21,007	166	3.45	29,691	66	0.89
Interest-earning time deposits	5,825	89	6.11	9,062	18	0.81
Total interest-earning assets	$2,082,570	$33,936	6.96%	$1,678,212	$25,420	6.31%
Total noninterest-earning assets	78,781			76,382
TOTAL ASSETS	$2,161,351			$1,754,594

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$55,532	$288	2.09%	$57,729	$300	2.15%
NOW deposits	48,196	220	1.83	40,667	181	1.78
Savings deposits	267,253	1,532	2.29	262,055	1,529	2.34
Time certificates of deposit in denominations of $100,000 or more	790,373	6,951	3.69	613,259	5,014	3.48
Other time deposits	162,299	1,252	3.09	200,947	1,254	2.50
Other borrowings	527,639	4,442	4.38	351,306	1,620	2.22
Total interest-bearing liabilities	$1,851,292	$14,685	3.54%	$1,525,963	$9,898	2.77%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	128,532			117,803
Other liabilities	17,255			28,849
Total noninterest-bearing liabilities	145,787			146,652
STOCKHOLDERS’ EQUITY	164,272			81,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,161,351			$1,754,594
Net interest income(4)		$19,251			$15,522
Net interest spread(5)			3.42%			3.54%
Net interest margin(6)			3.82%			3.79%

__________
(1) Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2) Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $2.0 million and $2.5 million for the quarters ended June 30, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Available-for-sale investments are adjusted for unrealized gain or loss as a valuation allowance.

(4) Net interest income on a tax equivalent basis was $19.9 million and $15.9 million for the quarters ended June 30, 2005 and 2004, respectively.

(5) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6) Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

For the Six Months Ended June 30,
2005			2004
Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,422,260	$55,090	7.81%	$1,057,394	$39,442	7.49%
Securities of U.S. government agencies(3)	557,397	9,243	4.61	364,512	4,485	3.38
Other investment securities(3)	33,072	696	5.65	12,555	158	3.29
Puerto Rico government obligations(3)	9,458	188	5.53	6,136	129	6.42
Securities purchased under agreements to resell and federal funds sold	25,250	350	2.94	33,914	165	0.97
Interest-earning time deposits	6,874	122	3.55	10,199	47	0.93
Total interest-earning assets	$2,054,311	$65,689	6.82%	$1,484,710	$44,426	6.25%
Total noninterest-earning assets	76,888			65,362
TOTAL ASSETS	$2,131,199			$1,550,072

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$66,180	$697	2.13%	$54,923	$609	2.26%
NOW deposits	48,795	443	1.82	34,140	296	1.74
Savings deposits	272,124	3,083	2.27	256,114	3,196	2.50
Time certificates of deposit in denominations of $100,000 or more	751,380	13,219	3.68	512,951	8,532	3.55
Other time deposits	170,730	2,568	3.01	183,718	2,679	2.92
Other borrowings	516,235	8,160	4.09	305,556	2,933	2.27
Total interest-bearing liabilities	$1,825,444	$28,170	3.42%	$1,347,402	$18,245	2.88%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	127,286			108,830
Other liabilities	16,424			19,536
Total noninterest-bearing liabilities	143,710			128,366
STOCKHOLDERS’ EQUITY	162,045			74,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,131,199			$1,550,072
Net interest income(4)		$37,519			$26,181
Net interest spread(5)			3.40%			3.37%
Net interest margin(6)			3.78%			3.63%

__________
(1) Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% tax rate.

(2) Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $3.9 million and $4.1 million for the six months ended June 30, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Available-for-sale investments are adjusted for unrealized gain or loss as a valuation allowance.

(4) Net interest income on a tax equivalent basis was $38.9 million and $27.0 million for the six months ended June 30, 2005 and 2004, respectively.

(5) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6) Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). All changes in interest owed and paid for interest-earning assets and interest-bearing liabilities are attributable to either volume or rate, as mentioned before. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in our net interest income.

Three Months Ended June 30, 2005 Over 2004 Increases/(Decreases) Due to Change in			Six Months Ended June 30, 2005 Over 2004 Increases/(Decreases) Due to Change in
Volume	Rate	Net	Volume	Rate	Net
(In thousands)

INTEREST EARNED ON:
Net loans(1)	$4,665	$1,007	$5,672	$13,610	$2,038	$15,648
Securities of U.S. government agencies	894	1,495	2,389	2,373	2,385	4,758
Other investment securities	102	169	271	258	280	538
Puerto Rico government obligations	18	(5)	13	70	(11)	59
Securities purchased under agreements to resell and federal funds sold	(19)	119	100	(42)	227	185
Interest-earning time deposits	(6)	77	71	(15)	90	75
Total interest-earning assets	$5,654	$2,862	$8,516	$16,254	$5,009	$21,263

INTEREST PAID ON:
Money market deposits	$(11)	$(1)	$(12)	$125	$(37)	$88
NOW deposits	34	5	39	127	20	147
Savings deposits	30	(27)	3	200	(313)	(113)
Time certificates of deposit in denominations of $100,000 or more	1,448	489	1,937	3,966	721	4,687
Other time deposits	(241)	239	(2)	(189)	78	(111)
Other borrowings	813	2,009	2,822	2,022	3,205	5,227
Total interest-bearing liabilities	$2,073	$2,714	$4,787	$6,251	$3,674	$9,925
Net interest income	$3,581	$148	$3,729	$10,003	$1,335	$11,338

__________
(1) Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $2.0 million and $3.9 million for the second quarter and first six months of 2005, respectively, compared to $2.5 million and $4.1 million for the same periods in 2004. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the second quarter and first six months of 2005, our provision for loan and lease losses decreased to $2.1 million and $3.3 million, respectively, from $2.5 million and $4.0 million for the same periods in 2004. This decrease in our provision was a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering net charge-offs, delinquencies and related experience.

We believe existing allowance levels are appropriate. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,403	93.6%	$2,096	117.8%
Loss on sales of non-hedging derivatives, net	132	5.1	—	—
Gain on sale of loans and leases, net	97	3.8	69	3.9
Loss on sale of repossessed assets, and on disposition of other assets, net	(66)	(2.6)	(385)	(21.6)
Total noninterest income	$2,566	100.0%	$1,780	100.0%

	Six Months Ended June 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$4,377	126.2%	$3,733	110.7%
Loss on sales of non-hedging derivatives, net	(944)	(27.2)	—	—
Gain on sale of loans and leases, net	523	15.1	69	2.0
Loss on sales of securities, net	(230)	(6.6)	—	—
Loss on sale of repossessed assets, and on disposition of other assets, net	(259)	(7.5)	(429)	(12.7)
Total noninterest income	$3,467	100.0%	$3,373	100.0%

Our total noninterest income for the second quarter and first six months of 2005 was $2.6 million and $3.5 million, respectively, representing a 44.16% and 2.79% increase, respectively, from $1.8 million and $3.4 million for the same periods in 2004. Noninterest income represented approximately 0.16% and 0.22% of average assets as of June 30, 2005 and 2004, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts, representing 93.6% and 117.8% of total noninterest income for the second quarter of 2005 and 2004, respectively. This income source increased from $2.1 million in the second quarter of 2004 to $2.4 million in the second quarter of 2005 and from $3.7 million for the first six months of 2004 to $4.4 million for the first six months of 2005. These increases were primarily due to an increase in our fees from trust and merchant accounts and commissions from other bank services.

The other component of noninterest income is the net loss on sale of non-hedging derivatives. During the second quarter and first six months of 2005, net noninterest income reflected a $132,000 gain and a $944,000 net loss, respectively, on non-hedging derivatives on which hedge accounting had been discontinued. The net loss during the first six months of 2005 reflects a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued and a $132,000 gain on such derivatives in the second quarter as previously mentioned. The derivatives were assumed in connection with the acquisition of BankTrust in May 2004.

Gain on the sale of loans and leases, net was the second largest source of noninterest income during the first six months of 2005 and 2004, respectively. For the second quarter and first six months of 2005, gain on sale of loans and leases was $97,000 and $523,000, respectively, as compared to $69,000 for the same periods in 2004. This source of noninterest income is derived from the sale of lease financing contracts and mortgage loans. During the first quarter of 2005, we sold lease financing contracts with carrying values of $14.9 million. There were no sales of lease financing contracts during the second quarter of 2005 and the first six months of 2004. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale, recognizing a net gain of approximately $365,000. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005, which management believe is sufficient to absorb any losses associated with the recourse. This balance is included in the other liabilities section of our balance sheet as of June 30, 2005. Also, during the second quarter and first six months of 2005, we sold $6.9 million and $12.0 million in mortgage loans to other financial institutions, compared to $16.0 million during the second quarter of 2004. There was no sale of mortgage loans during the first quarter of 2004. We did not retain the servicing rights on these mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $97,000 and $158,000 for the second quarter and first six months of 2005, compared to $69,000 for the second quarter of 2004.

During the quarter ended March 31, 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the second quarter of 2005 and first six months of 2004.

Our other component of noninterest income for the six month periods ended June 30, 2005 and 2004 is the net gain/loss on the sale of our repossessed assets and on disposition of other assets. During the second quarter of 2005, we experienced a net loss in this component of $66,000, as compared to a net loss of $385,000 during the same period in 2004. This mainly resulted from a loss on the sale of repossessed automobiles and equipment of $77,000 and $385,000 during the second quarter of 2005 and 2004, respectively. During the first six months of 2005 and 2004, we experienced net losses of $259,000 and $429,000, respectively. This mainly resulted from losses on the sale of repossessed automobiles and equipment of $269,000 and $436,000 during the first six months of 2005 and 2004, respectively. These decreases were mainly due to more conservative valuations of our repossessed assets, which increased charge-offs at the date of repossession.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,596	49.6%	$4,792	54.0%
Occupancy and equipment	1,997	17.6	1,662	18.7
Professional services, including directors’ fees	1,216	10.7	366	4.1
Office supplies	263	2.3	273	3.1
Other real estate owned and other repossessed assets expenses	298	2.6	346	3.8
Promotion and advertising	230	2.0	155	1.7
Lease expenses	213	1.9	325	3.7
Insurance	258	2.3	182	2.1
Municipal and other taxes	429	3.8	203	2.3
Commissions and service fees credit and debit cards	356	3.1	290	3.3
Other noninterest expense	465	4.1	282	3.2
Total noninterest expense	$11,321	100.0%	$8,876	100.0%

	Six Months Ended June 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$11,336	51.2%	$8,796	54.2%
Occupancy and equipment	4,048	18.3	3,194	19.7
Professional services, including directors’ fees	1,862	8.4	720	4.4
Office supplies	601	2.7	493	3.0
Other real estate owned and other repossessed assets expenses	574	2.6	563	3.5
Promotion and advertising	363	1.6	271	1.7
Lease expenses	358	1.6	392	2.4
Insurance	552	2.5	331	2.0
Municipal and other taxes	857	3.9	397	2.4
Commissions and service fees credit and debit cards	709	3.2	563	3.5
Other noninterest expense	881	4.0	519	3.2
Total noninterest expense	$22,141	100.0%	$16,239	100.0%

Our total noninterest expense increased to $11.3 million and $22.1 million in the second quarter and the first six months of 2005, compared to $8.9 million and $16.2 million for the same periods in 2004, representing an increase of 27.55% and 36.34%, respectively. These increases can be attributed to the expanded personnel, professional fees, and occupancy costs associated with our business growth, in part due to our acquisition of BankTrust in May 2004, and the opening of a new branch office at Hatillo, Puerto Rico in March 2004. Noninterest expenses as a percentage of average assets increased slightly to 0.52% in the second quarter of 2005 from 0.51% for the same period in 2004. However, noninterest expenses as a percentage of average assets decreased to 1.04% during the first six months of 2005 from 1.05% for the same period in 2004. The efficiency ratio was 50.49% for the second quarter of 2005, as compared to 50.17% for the same quarter in 2004, and 52.31% for the first six months of 2005, as compared to 53.50% for same period in 2004. Also, there was an improvement of this ratio when compared to the quarter ended March 31, 2005 for which it was 54.37%. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.6 million and $11.3 million for the second quarter and first six months of 2005, compared to $4.8 million and $8.8 million for the same periods in 2004, representing an increase of 16.8% and 28.9%, respectively, for the comparable periods. Despite the new branch openings and significant asset growth in the past year, primarily due to our acquisition of BankTrust in May 2004, we have limited full-time employee growth by making efficient use of existing employees. We had 459 full-time equivalent employees as of June 30, 2005, compared with 434 as of June 30, 2004. Our volume of assets per employee increased to $5.0 million as of June 30, 2005 from $4.4 million as of June 30, 2004.

Occupancy and equipment expenses totaled $2.0 million and $4.0 million for the second quarter and first six months of 2005, respectively, compared to $1.7 million and $3.2 million for those same periods in 2004. This represented an increase of 20.16% and 26.74%, respectively, for the comparable periods. These cost increases are attributable primarily to the expansion of our branch network and franchise, as mentioned before, as well as the acquisition of BankTrust in May 2004.

Professional and directors’ fees were $1.2 million and $366,000 or 10.7% and 4.1% of total noninterest expenses, for the second quarter of 2005 and 2004, respectively. For the first six months of 2005, these expenses increased to $1.9 million from $720,000 a year ago. This increase is attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to becoming a publicly-traded company, the cost of documentation and testing of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting, and our other actions to implement our strategic plan.

Office supplies expenses were $263,000 and $273,000 or 2.3% and 3.1% of total noninterest expenses, for the second quarter of 2005 and 2004, respectively. For the first six months, these expenses increased to $601,000 in 2005 from $493,000 a year ago.

Our expenses related to OREO and repossessed assets were $298,000 and $346,000 or 2.6% and 3.8% of total noninterest expenses, for the second quarter of 2005 and 2004, respectively. For the first six months, these expenses increased to $574,000 in 2005 from $563,000 a year ago. The increase during the first six months of 2005 is attributable primarily to the growth of our loan and lease portfolio, and in particular, our lease financing portfolio. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Insurance expenses were $258,000 and $182,000 or 2.3% and 2.1% of total noninterest expenses, for the second quarter of 2005 and 2004, respectively. For the first six months, these expenses increased to $552,000 in 2005 from $331,000 a year ago. This increase was mainly attributable to insurance policies required after we became a publicly-traded company. Municipal and other taxes increased to $429,000 and $857,000 for the second quarter and first six months of 2005, compared to $203,000 and $397,000 for the same periods in 2004. These increases are directly attributable to our organic growth and our acquisition of BankTrust in May 2004.

Commissions and service fees on credit and debit cards increased to $356,000 and $709,000 for the second quarter and first six months of 2005 as compared to $290,000 and $563,000 for the same periods in 2004. These increases are attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased for the second quarter and first six months of 2005. This increase was primarily related to our asset growth over these periods. Due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

Also, our noninterest expense increased as a result of our becoming a publicly-traded company. Specifically, we have experienced increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs, additional directors, and officers’ insurance cost and other expenses generally associated with publicly-traded companies.

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

For the second quarter and first six months of 2005, we recorded income tax expense of $3.1 million and $5.5 million, respectively, compared to $1.5 million and $2.5 million for the same periods in 2004. Net book income before taxes increased to $8.4 million and $15.5 million during the second quarter and first six months of 2005, respectively, from $6.0 million and $9.3 million as of the same periods in 2004. Current income tax expense increased to $256,000 and decreased to $959,000 during the second quarter and first six months of 2005, respectively, from $94,000 and $1.0 million, for those same periods. The increase in our net book income before taxes was mainly offset by the net operating losses acquired from Banco Financiero and BankTrust, which are further discussed below. The increase in our current income tax expense for the second quarter of 2005 was mainly due to the increase in the net book income before taxes attributable to the Eurobank’s operations. However, when calculating the taxable income for the first six months of 2005, the net book income before taxes attributable to the Eurobank’s operations was reduced mainly because of an increase in the exempt income as a percentage of book net income before taxes and a reduction in the allowance for loan and lease losses, which resulted in a deduction for the period. Furthermore, our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas, our international banking entity subsidiary.

Our deferred tax expense increased to $2.9 million and $4.5 million for the second quarter and first six months of 2005, respectively, compared to $1.4 million and $1.5 million for those same periods in 2004. The increase in our deferred tax expense is due to the decrease in the deferred tax assets. The deferred tax assets decreased by $7.6 million to $7.9 million at June 30, 2005 from $15.5 million at June 30, 2004. This decrease was mainly due to the consumption of the net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002, as further explained below, and a decrease of $3.2 million in the allowance for loan and lease losses to $16.0 million at June 30, 2005 from $19.4 million as of June 30, 2004.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset that resulted from our acquisition of Banco Financiero and BankTrust, we will need to generate future taxable income of approximately $3.4 million and $9.1 million related to their operations, respectively, prior to the expiration of the net operating loss carryforwards through the years 2006 and 2011, respectively. Such operations generated approximately $7.2 million of taxable income during the first six months of 2005 and considering economies of scale to be achieved from the merger and projected future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences at June 30, 2005 will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

On August 1, 2005, the governor of Puerto Rico approved and signed Law 41, which imposes an additional transitory tax of 2.5% on taxable income. This additional tax increases the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. For the first six months of 2005, the increase in our income tax expense resulting from this law was approximately $63,000 and was recorded at July 31, 2005. The outcome of this law is not expected to have a material impact on our financial position.

In addition, on August 3, 2005, the governor of Puerto Rico submitted to the Puerto Rico Legislature a proposal to impose an additional transitory tax of 4% on net interest income applicable to Puerto Rico financial institutions. If approved, this additional tax will be effective for the taxable years 2005 and 2006. The proposal excludes from the definition of net interest income, exempt net interest earned on obligations of the United States, of any state or territory of the United States or political subdivision, of the District of Columbia, and of the Commonwealth of Puerto Rico or any instrumentality or political subdivision. The final impact of this proposal will depend on the final bill, if approved, the actual distribution of taxable and exempt income, and the regulations issued thereafter.

Financial Condition

Our total assets as of June 30, 2005 were $2.276 billion, compared to $2.103 billion as of December 31, 2004. The increase in our total assets during the first six months of 2005 was primarily the result of organic growth in our investment securities and loan and lease portfolio.

Our total deposits increased to $1.501 billion as of June 30, 2005, compared to $1.409 million as of December 31, 2004. The increase in deposits during the first six months of 2005 was due to the organic growth of the Bank.

As of June 30, 2005, our stockholders’ equity was $168.5 million, compared to $158.3 million as of December 31, 2004. In addition to earnings from operations, our stockholders’ equity was impacted by accumulated other comprehensive losses of $2.7 million and $3.2 million during the first six months of 2005 and the year 2004, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. We had $5.9 million and $5.7 million in interest-bearing deposits in other financial institutions as of June 30, 2005 and December 31, 2004, respectively. We had $17.4 million and $42.8 million in purchased securities under agreements to resell as of June 30, 2005 and December 31, 2004, respectively.

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

Our investment portfolio consists of securities we intend to hold until maturity, or “held-to-maturity securities,” and all other securities are classified as “available-for-sale.” The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2005:
U.S. treasury securities	$44,955	$44,743	$—	$—	$44,955	$44,743
U.S. government agencies obligations	150,614	149,817	4,295	4,290	154,909	154,107
Collateralized mortgage obligations	342,809	340,620	34,616	34,402	377,425	375,022
Mortgage-backed securities	55,802	56,321	7,050	7,026	62,852	63,347
State and municipal obligations	9,462	9,424	—	—	9,462	9,424
Other investments	—	—	10,661	10,661	10,661	10,661
Total	$603,642	$600,925	$56,622	$56,379	$660,264	$657,304

December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	9,477	9,514
Other investments	—	—	8,716	8,716	8,716	8,716
Total	$558,055	$555,482	$58,220	$58,022	$616,275	$613,504

During the first six months of 2005, our investment portfolio increased by approximately $43.8 million to $657.5 million as of June 30, 2005, from $613.7 million as of December 31, 2004. This increase was primarily due to the net effect of: (i) the purchase of $64.2 million in US government agencies obligations and $84.0 million in mortgage backed securities; (ii) a $40.0 million sale of US Treasury obligations which would have matured between August and September of 2005; (iii) a decrease of $1.5 million in FHLB investments due to monthly principal prepayments and maturity of FHLB obligations and the redemption of FHLB stocks; (iv) the monthly prepayments for approximately $59.8 million of mortgage backed securities; and (v) a net premium amortization of $2.9 million. During the past few years, we have positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first half of 2005, we have seen higher interest in the short term of the curve and have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 5 years. As of June 30, 2005, after above-mentioned transactions, the estimated average maturity was approximately 4.25 years and the average yield was approximately 4.41% compared to an estimated average maturity of 2.64 years and to an estimated average yield of 4.15% for December 31, 2004. As of June 30, 2005, investment securities having a carrying value of approximately $582.0 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

As of June 30, 2005
Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Investments available-for-sale: (1)(2)
U.S. treasury obligations	$44,743	2.03%	$—	—%	$—	—%	$—	—%	$44,743	2.03%
U.S. government agencies obligations	45,490	2.71	104,327	4.06	—	—	—	—	149,817	3.65
Mortgage backed securities(3)	33	7.08	35,621	3.97	12,954	4.58	7,713	4.82	56,321	4.23
Collateral mortgage obligations(3)	—	—	112,593	4.98	174,133	5.11	53,894	4.70	340,620	5.00
State & political subdivisions	2,560	3.85	5,809	3.63	1,055	6.30	—	—	9,424	3.99
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments available-for-sale	$92,826	2.42%	$258,350	4.44%	$188,142	5.08%	$61,607	4.72%	$600,925	4.36%

Investments held-to-maturity: (2)
U.S. treasury obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government agencies obligations	—	—	4,295	3.91	—	—	—	—	4,295	3.91
Mortgage backed securities(3)	—	—	—	—	7,050	4.93	—	—	7,050	4.93
Collateral mortgage obligations(3)	—	—	18,190	4.73	16,426	4.95	—	—	34,616	4.84
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$22,485	4.57%	$23,476	4.95%	$—	—%	$45,961	4.77%

Other Investments:
FHLB stock	9,277	4.70%	—	—%	—	—%	—	—%	9,277	4.70%
Investment in statutory trust	—	—	—	—	—	—	1,384	6.88	1,384	6.88
Total other investments	$9,277	4.70%	$—	—%	$—	—%	$1,384	6.88%	$10,661	4.98%
Total investments	$102,103	2.62%	$280,835	4.45%	$211,618	5.07%	$62,991	4.76%	$657,547	4.39%

__________
(1) Based on estimated fair value.

(2) Almost all of our income from investments securities is tax exempt because 98.1% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3) Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of June 30, 2005, our investment in other earning assets included $9.3 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2005	2004
	(In thousands)
Statutory trusts	$1,384	$1,386
FHLB stock	9,277	7,330
Total	$10,661	$8,716

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $2.9 million and $2.7 million as of June 30, 2005 and December 31, 2004, respectively:

	As of June 30,	As of December 31,
	2005	2004
	(In thousands)
Real estate secured	$611,842	$516,542
Leases	484,921	459,251
Other commercial and industrial	269,837	243,603
Consumer	70,106	74,755
Real estate - construction	76,669	79,334
Other loans	7,636	6,134
Gross loans and leases	$1,521,011	$1,379,619
Plus: Deferred loan costs, net	7,150	6,480
Total loans, including deferred loan costs, net	$1,528,161	$1,386,099
Less: Unearned income	(1,079)	(1,170)
Total loans, net of unearned income	$1,527,082	$1,384,929
Less: Allowance for loan and lease losses	(16,043)	(19,039)
Loans, net	$1,511,039	$1,365,890

As of June 30, 2005 and December 31, 2004, our total loans and leases, net of unearned income, were $1.527 billion and $1.385 billion, respectively. The increase in our loan and lease volume during the six months ended June 30, 2005 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 67.2% as of June 30, 2005 from 66.0% as of December 31, 2004.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $611.8 million and $516.5 million as of June 30, 2005 and December 31, 2004, respectively. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 40.2% for the six months ended June 30, 2005, as compared to 37.4% for the fiscal year ended 2004.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first six months of 2005, approximately 76.76% of our lease financing contracts were for new automobiles, approximately 21.67% were for used automobiles and the remaining 1.57% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $484.9 million and $459.3 million as of June 30, 2005 and December 31, 2004, respectively. Lease financing contracts, as a percentage of total loans and leases were 31.9% as of June 30, 2005 and 33.3% at the end of 2004. During February 2005, we sold lease contracts with carrying values of $14.9 million to another financial institution while retaining servicing responsibilities. The lease contracts sold during the first quarter of 2005 were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance at repossession date of all leases sold.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $269.8 million as of June 30, 2005 from $243.6 million as of December 31, 2004. The increase in other commercial and industrial loans in 2005 is attributable to the organic growth of the Bank. Other commercial and industrial loans as a percentage of total loans remained at 17.7% as of June 30, 2005, when compared to the end of 2004.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $70.1 million as of June 30, 2005 from $74.8 million as of December 31, 2004. Consumer loans as a percentage of total loans and leases were 4.6% and 5.4% at June 30, 2005 and December 31, 2004.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $76.7 million and $79.3 million as of June 30, 2005 and December 31, 2004. Construction loans as a percentage of total loans and leases were 5.0% and 5.8% as of June 30, 2005 and December 31, 2004, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Leases are offered for terms of up to 72 months. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. The following table shows our maturity distribution of loans and leases, including loans held for sale of $2.9 million, as of June 30, 2005, and excluding non-accrual loans amounting to $27.7 million. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$89,193	$-	$953	$642	$5,616	$96,404
Real estate — secured	160,492	70,599	248,762	69,440	28,718	578,011
Other commercial and industrial	192,489	18,742	45,056	7,170	1,875	265,332
Consumer	7,039	19,915	40	41,538	619	69,151
Leases	6,713	381,193	-	98,112	-	486,018
Other loans	7,359	-	-	-	-	7,359
Total	$463,285	$490,449	$294,811	$216,902	$36,828	$1,502,275
__________
(1) Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $324.2 million as of June 30, 2005.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of June 30,	As of December 31,
	2005	2004
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$6,770	$8,365
Nonaccrual loans	27,686	32,168
Total nonperforming loans	34,456	40,533
Other real estate owned	3,242	2,875
Other repossessed assets	6,227	3,566
Total nonperforming assets	$43,925	$46,974
Nonperforming loans to total loans and leases	2.25%	2.92%
Nonperforming assets to total loans and leases plus repossessed property	2.85	3.37
Nonperforming assets to total assets	1.93	2.23

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

The nonperforming loans and leases decreased to $34.5 million as of June 30, 2005 from $40.5 million as of December 31, 2004. At June 30, 2005, nonaccrual loans acquired from BankTrust amounted to $4.7 million, compared to $7.5 million as of December 31, 2004. The ratio of nonperforming loans and leases over total loans and leases decreased to 2.25% as of June 30, 2005, from 2.92% as of December 31, 2004.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles, equipment and boats. OREO and repossessed assets are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. As of June 30, 2005, our OREO consisted of 16 properties with an aggregate value of $3.2 million, as compared to 12 properties with an aggregate value of $2.9 million as of December 31, 2004.

Other repossessed assets as of June 30, 2005 and December 31, 2004 were $6.2 million and $3.6 million, respectively. The increase in volume of repossessed assets during the first six months of 2005 was attributable to increases in volumes of our automobile lease originations. The increase in repossessed assets during the first six months of 2005 was mainly related to a more aggressive approach by our collection department in order to reduce delinquency of our leasing portfolio. The delinquency of our leasing portfolio decreased to 5.01% at June 30, 2005 from 5.20% as of December 31, 2004.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property decreased to 2.85% as of June 30, 2005 from 3.37% as of December 31, 2004.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Six months Ended June 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,441,210	$1,217,723
Total loans and leases outstanding at end of period, including loans held for sale	$1,529,961	$1,387,613
Allowance for loan and lease losses:
Allowance at beginning of period	$19,039	$9,394
Charge-offs:
Real estate — secured	—	5
Commercial and industrial	2,474	3,329
Consumer	1,558	1,196
Leases	3,494	5,806
Other loans	60	164
Total charge-offs	7,586	10,500
Recoveries:
Real estate — secured	—	—
Commercial and industrial	119	154
Consumer	138	233
Leases	999	1,741
Other loans	9	15
Total recoveries	1,265	2,143
Net loan and lease charge-offs	6,321	8,357
Provision for loan and lease losses	3,325	7,100
Allowance of acquired bank - BankTrust	—	10,902
Allowance at end of period	$16,043	$19,039
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.88%	0.69%
Allowance for loan and lease losses to total loans at end of period	1.05	1.37
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	78.80	43.89
Net loan and lease charge-offs to provision for loan and lease losses	190.11	117.70
__________
(1) Annualized as of June 30, 2005.

The allowance for loan and lease losses decreased by 15.7%, or $3.0 million, to $16.0 million at June 30, 2005, as compared to $19.0 million at December 31, 2004. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.05% at June 30, 2005 from 1.37% at December 31, 2004. The decrease in the allowance for loan and lease losses was impacted by approximately $2.1 million in net charge-offs on loans acquired from The Bank & Trust of Puerto Rico, in which adequate allowances were also required and accordingly, additional provision was not considered necessary to replenish the reduction in the allowance.

In June 2004, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. As of June 30, 2005, $626,000 was charged resulting from this practice.

We have the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. For the six months ended on June 30, 2005 and year 2004, we used a historical loss ratio in lease finance contracts of approximately 15% and 12.0%, respectively. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of June 30, 2005, $1.1 million had been charged off for this purpose.

Annualized net charge-offs as a percentage of average loans was 0.88% for the first six months of 2005, as compared to 0.69% and 0.92% for year 2004 and the first six months of 2004, respectively. Increased shown when comparing the first six months of 2005 with year 2004 is attributable to increased volumes in the loan and lease portfolio, to our decision to fully charge off our lease finance contracts that are over 365 days past due, and also to the net charge-offs related with the acquisition of BankTrust, as explained previously.

Net charge-offs as a percentage of provision for loan and lease losses increased to 190.11% as of June 30, 2005, from 117.70% at December 31, 2004. The increase in this ratio was mainly attributable to the net charge-offs on loans acquired from BankTrust as mentioned above and our decision to fully charge off most of our lease finance contracts that are over 365 days past due. Also, during the second quarter of 2005, the commercial and industrial charge-offs included the unsecured portion of a loan granted to a computer retailing company amounting to $601,000.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.4 million at June 30, 2005 and $11.3 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

Six Months Ended			Year Ended
June 30, 2005			December 31, 2004
Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
(Dollars in thousands)

Noninterest-bearing demand deposits	$127,286	8.86%	-%	$119,847	9.39%	-%
Money market deposits	66,180	4.61	2.11	62,346	4.88	2.14
NOW deposits	48,795	3.40	1.82	40,931	3.21	1.80
Savings deposits	272,124	18.94	2.27	261,660	20.50	2.38
Time certificates of deposit in denominations of $100,000 or more	199,995	13.92	2.91	203,129	15.91	2.16
Brokered certificates of deposits in denominations of $100,000 or more	551,385	38.38	3.74	396,531	31.07	3.79
Other time deposits	170,730	11.89	3.01	192,046	15.04	2.92
Total deposits	$1,436,495	100.00%		$1,276,490	100.00%

Total deposits at June 30, 2005 and December 31, 2004 were $1.501 billion and $1.409 billion, respectively, representing an increase of $92.0 million, or 6.53%, in the first six months of 2005. Average deposits for the second quarter and first six months of 2005 were $1.5 billion and $1.4 billion, as compared to $1.3 billion and $1.2 billion for those same periods in 2004. These increases in average deposits during the first six months of 2005 were attributable to our organic growth. The following table presents the composition of our deposits by category as of the dates indicated:

	As of June 30,	As of December 31,
	2005	2004
	(In thousands)
Interest bearing deposits:
Now and money market	$87,093	$118,076
Savings	257,195	278,802
Broker certificates of deposits in denominations of less than $100,000	8,133	24,115
Broker certificates of deposits in denominations of $100,000 or more	652,466	487,890

Time certificates of deposits in denominations of $100,000 or more	199,430	200,474
Other time deposits	143,509	161,783
Total interest bearing deposits	$1,347,826	$1,271,140
Plus: non interest bearing deposits	153,212	137,896
Total deposits	$1,501,038	$1,409,036

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. In order to take advantage of historically low funding costs, brokered deposits increased to $660.6 million as of June 30, 2005 from $512.0 million as of December 31, 2004. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicates:

	June 30, 2005	December 31, 2004
	(In thousands)
Three months or less	$252,563	$140,228
Over three months through six months	141,846	74,461
Over six months through 12 months	89,566	108,064
Over 12 months	367,921	365,591
Total	$851,896	$688,364

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the second quarter of 2005 and December 31, 2004:

	Quarter Ended June 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at period-end	$533,885	$463,409
Average monthly aggregate balance outstanding during the period	468,871	312,169
Maximum aggregate balance outstanding at any month-end	533,885	465,302
Weighted average interest rate for the period	3.02%	1.70%
Weighted average interest rate at period-end	3.11%	2.47%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the second quarter of 2005 and December 31, 2004:

	Quarter Ended June 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at period-end	$10,383	$10,404
Average monthly aggregate balance outstanding during the period	10,388	10,450
Maximum aggregate balance outstanding at any month-end	10,404	10,700
Weighted average interest rate for the period	4.85%	5.59%
Weighted average interest rate at period-end	4.80%	4.97%

Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are the same as the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to the EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

Prior to FASB Interpretation (FIN) No. 46R, the statutory trusts described above, were considered subsidiaries of the Company. As a result of the adoption of FIN No. 46R, the Company deconsolidated these statutory trusts effective December 31, 2003. The junior subordinated debentures issued by the Company to the statutory trusts, totaling $46,393,000 are reflected in the Company’s consolidated balance sheets under the caption of “notes payable to statutory trusts”. The Company records interest expense on the notes payable to statutory trusts in the consolidated statements of income and included in the caption of other investments in the consolidated balance sheets, the common securities issued by the statutory trusts.

Interest expense on notes payable to statutory trusts amounted to approximately $1.5 million and $1.1 million for the six months periods ended June 30, 2005 and 2004, respectively.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, a private placement and capital derived from the issuance of the 2002 Debentures. As of June 30, 2005 and December 31, 2004, total stockholders’ equity was $168.5 million and $158.3 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of June 30, 2005, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$232,209	13.55%	$	≥ 137,130	≥ 8.00%	N/A
Eurobank	181,515	10.57		≥ 137,378	≥ 8.00	≥ 171,722	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	215,959	12.60		≥ 68,565	≥ 4.00	N/A
Eurobank	145,265	8.46		≥ 68,689	≥ 4.00	≥ 103,033	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	215,959	9.99		≥ 86,442	≥ 4.00	N/A
Eurobank	145,265	6.73		≥ 86,380	≥ 4.00	≥ 107,975	≥ 5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	$	≥ 126,564	≥ 8.00%	N/A
Eurobank.	169,705	10.67		≥ 127,286	≥ 8.00	≥ 159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73		≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20		≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91		≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42		≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain a relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets at June 30, 2005 and December 31, 2004 totaled approximately $126.8 million and $180.0 million, respectively. Our Core Basis Surplus liquidity level was 2.6% and 5.8% as of June 30, 2005 and December 31, 2004, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 0.0% or a “positive surplus”. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $356.0 million at June 30, 2005, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $17.5 million at June 30, 2005.

During first six months of 2005, asset growth was funded primarily with growth in deposits. The deposit growth as of June 30, 2005 was distributed as follows: $15.7 million decrease in demand deposits; $21.6 million decrease in savings accounts; $129.3 million increase in time deposits of which $148.6 million was comprised of brokered deposits. There was a decrease of $70.4 million in the level of borrowings, which was primarily attributable to securities sold under agreements to repurchase. During the first six months of 2005, cash inflows from operating activities exceeded cash outflows by $10.3 million.

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

Our net cash outflows from investing activities for the six months ended June 30, 2005 and for the year 2004 were $165.1 million and $294.7 million, respectively. The higher net investing cash outflows experienced in 2004 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the six months ended June 30, 2005 and the year 2004 were $162.1 million and $252.5 million, respectively. During the first six months of 2005 the net financing cash inflows were primarily provided by proceeds from prepayments, maturity and sale of investments. During 2004, the net financing cash inflows were mostly provided by repurchase agreements growth and the net proceeds from the issuance of common stock.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At June 30, 2005, the Bank had interest rate swap agreements which converted $30.8 million of fixed rate time deposits to variable rate time deposits of which $10.8 million will mature between 2010 and 2013 and $20.0 million between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 12 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2005, we modeled rising and declining interest rate simulations in 100 basis point increments over a twelve month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12 months period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12 months period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At June 30, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $933,000, or 1.32% lower than the net interest income in the rates unchanged scenario, and $2.0 million, or 2.85%, lower than the net interest income in the rates unchanged scenario with a 200 basis point decrease as of the same date. These exposures are well within our policy guidelines of 15.0%. At June 30, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $1.5 million, or 2.16%, higher than the net interest income in the rates unchanged scenario, and $2.5 million, or 3.47%, higher than the net interest income in the rate unchanged scenario with a 200 basis point increase as of the same date. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2005:

	Change in Future Net Interest Income
	At June 30, 2005
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$2,456	3.47%
+100 basis points over one year	1,532	2.16
-100 basis points over one year	(933)	(1.32)
-200 basis points over one year	(2,019)	(2.85)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at June 30, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2005 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$17,371	$2,792	$—	$—	$—	$—	$20,163
Investment securities and FHLB/ Federal Reserve Bank stock	—	193,790	96,145	257,402	108,827	—	656,164
Loans	—	833,192	79,092	290,870	310,763	—	1,513,917
Fixed and other assets	—	—	—	—	—	85,342	85,342
Total swaps	—	—	10,800	—	20,000	—	30,800
Total assets	$17,371	$1,029,774	$186,037	$548,272	$439,590	$85,342	$2,306,386

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$—	$41,202	$—	$—	$303,940	$153,212	$498,354
Certificates of deposit	—	446,052	121,557	225,673	209,403	—	1,002,685
Borrowed funds	—	507,891	10,146	20,312	50,918	—	589,267
Other liabilities	—	—	—	—	—	16,757	16,757
Total swaps payable	—	30,800	—	—	—	—	30,800
Stockholders’ equity	—	10,763	—	—	—	157,760	168,523
Total liabilities and stockholders’ equity	$—	$1,036,708	$131,703	$245,985	$564,261	$327,729	$2,306,386
Period gap	$17,371	$(6,934)	$54,334	$302,287	$(124,671)
Cumulative gap	$17,371	$10,437	$64,771	$367,058	$242,387
Period gap to total assets	0.75%	(0.30)%	2.36%	13.11%	(5.41)%
Cumulative gap to total assets	0.75%	0.45%	2.81%	15.92%	10.51%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	101.01%	105.54%	125.95%	112.25%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,600	$1,200	$—	$583
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,131	3,366	2,009	8,977
Total	$10,731	$4,566	$2,009	$55,953

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of June 30, 2005 and December 31, 2004, we had commitments to extend credit of $244.6 million and $269.4 million, respectively. These commitments included standby letters of credit of $10.7 and $10.5 million, for June 30, 2005 and December 31, 2004, respectively, and commercial letters of credit of $1.1 million and $1.8 for the same periods. In accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at June 30, 2005 and December 31, 2004, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006. We believe that the impact would not be material to our financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This statement, which replaces Accounting Principle Board (APB) Opinion No. 20, Accounting Changes, and Financial Accounting Standard Board (FASB) Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the retrospective application of a voluntary change in accounting principles or a change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions, to prior period’s financial statements, rather than recognizing the cumulative effect of the voluntary change in accounting principle in the net income of the period of the change. The retrospective application is required unless it is impracticable to determine the specific period of the effect or the cumulative effect of the change. Under these instances, the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and the corresponding adjustments should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. Furthermore, if it is also impracticable to determine the cumulative effect of applying a change in accounting principle to all periods, this statement establishes that the new accounting principle be applied as if it was adopted prospectively. This statement also requires that the retrospective application of a change in accounting principle be limited to the direct effect of the change only. The indirect effects should be recognized in the period of the accounting change. In addition, this statement also establishes that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became in effect for accounting and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on the application on Issue 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The EITF reached a consensus that the leasehold improvements acquired through a business combination or purchased subsequent to the lease inception should be amortized over the lesser of the useful life of the leasehold improvements or the period of the lease, which should include all the renewal periods that are reasonably assured of exercise at the time of acquisition. The amortization period requirements described in this issue were effective for leasehold improvements acquired or purchased in reporting periods beginning after June 29, 2005. However, the EITF has addressed the FASB staff to further develop a separate issue for consideration of whether the amortization period for a leasehold improvement should be reevaluated after the initial determination of the amortization period.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1.   Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation. For more information regarding our legal proceedings, see “Note 14 — Commitments and Contingencies”to our unaudited condensed consolidated financial statements included herein.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

EuroBancshares’ Annual Meeting of Stockholders was held at the main office of EuroBancshares located at 270 Muñoz Rivera Avenue, San Juan, Puerto Rico 00918, at 10:00 a.m. on May 12, 2005. A quorum was obtained with 17,272,825 shares represented in person or by proxy, which represents 88.29% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:

•	The following three directors assigned to Class C of the Board of Directors of EuroBancshares were elected for a three-year term expiring at the 2008 annual meeting of stockholders:

	Votes For	Votes Withheld

Rafael Arrillaga-Torrens, Jr., Esq.	17,167,623	105,202

Pedro Feliciano Benítez	15,730,320	1,542,505

Plácido González Córdova	16,949,204	323,621

•	The 2005 Stock Option Plan of EuroBancshares was approved with the following results:

For	13,590,703
Against	1,877,014
Abstained	30,965
Broker Non-Vote	1,774,143

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: August 15, 2005	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer