Form 10-Q
period 2005-09-30
EUROBANCSHARES INC
filed 2005-11-10
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 9, 2005 was 19,449,136 shares.

EUROBANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

September 30, 2005 and December 31, 2004

	September 30,	December 31,
Assets	2005	2004
Cash and due from banks	$22,636,573	$18,597,116
Interest-bearing deposits	2,969,432	3,271,377
Securities purchased under agreements to resell	44,101,680	42,810,479
Investment securities available-for-sale:
Pledged securities with creditors’ right to repledge	587,252,973	457,247,716
Other securities available-for-sale	98,631,050	98,234,027
Investment securities held-to-maturity:
Pledged securities with creditors’ right to repledge	39,046,951	34,390,675
Other securities held-to-maturity	5,234,223	15,113,768
Other investments	11,608,850	8,715,600
Loans held for sale	2,102,639	2,684,063
Loans and leases, net of allowance for losses of $15,265,617
in 2005 and $19,038,836 in 2004	1,509,043,770	1,365,890,375
Accrued interest receivable	14,401,957	11,167,973
Customers’ liability on acceptances	654,680	395,161
Premises and equipment, net	11,403,699	11,261,213
Other assets	31,500,688	33,009,509
Total assets	$2,380,589,165	$2,102,789,052
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$136,022,230	$137,895,861
Interest bearing	1,445,803,158	1,271,140,575
Total deposits	1,581,825,388	1,409,036,436
Securities sold under agreements to repurchase	556,528,900	463,409,056
Acceptances outstanding	654,680	395,161
Advances from Federal Home Loan Bank	10,371,081	10,403,638
Notes payable to Statutory Trusts	46,393,000	46,393,000
Accrued interest payable	9,692,789	6,719,851
Accrued expenses and other liabilities	7,309,825	8,130,222
	2,212,775,663	1,944,487,364
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2005 and 2004	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued and outstanding 19,564,086 shares in 2005 and 2004	195,641	195,641
Capital paid in excess of par value	105,508,402	105,408,402
Retained earnings:
Reserve fund	6,319,341	4,721,756
Undivided profits	53,072,288	40,369,955
Accumulated other comprehensive loss	(8,045,595)	(3,157,491)
Total stockholders’ equity	167,813,502	158,301,688
Total liabilities and stockholders’ equity	$2,380,589,165	$2,102,789,052

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

For the three and nine-month periods ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans and leases, including fees	$27,873,828	$23,076,247	$78,961,729	$58,684,603
Investment securities:
Available-for-sale	6,033,995	3,174,822	15,216,986	7,947,583
Held-to-maturity	461,395	—	1,404,723	—
Interest-bearing deposits, securities purchased
under agreements to resell, and other	344,567	179,034	816,639	390,793
Total interest income	34,713,785	26,430,103	96,400,077	67,022,979
Interest expense:
Deposits	11,595,153	8,930,471	31,605,610	24,242,171
Securities sold under agreements to repurchase,
notes payable, and other	6,027,523	2,134,429	14,187,024	5,067,819
Total interest expense	17,622,676	11,064,900	45,792,634	29,309,990
Net interest income	17,091,109	15,365,203	50,607,443	37,712,989
Provision for loan and lease losses	3,015,000	1,875,000	6,340,000	5,850,000
Net interest income after provision for loan
and lease losses	14,076,109	13,490,203	44,267,443	31,862,989
Noninterest income:
Service charges – fees and other	2,324,679	2,038,206	6,701,742	5,745,800
Net gain (loss) on non-hedging derivatives	—	—	(943,782)	—
Net loss on sale of securities	—	—	(230,017)	—
Net loss on sale of repossessed assets and on disposition
of other assets	(256,306)	93,572	(515,355)	(335,057)
Gain on sale of loans	399,598	209,716	922,330	278,235
Total noninterest income	2,467,971	2,341,494	5,934,918	5,688,978
Noninterest expense:
Salaries and employee benefits	3,459,495	3,079,387	10,792,665	8,042,028
Occupancy	2,055,623	1,820,596	6,103,477	5,014,245
Professional services	924,811	558,046	2,787,087	1,278,092
Insurance	256,330	120,984	807,943	451,941
Promotional	175,342	115,274	537,901	386,695
Other	2,458,366	1,956,294	6,439,479	4,858,033
Total noninterest expense	9,329,967	7,650,581	27,468,552	20,031,034
Income before income taxes and extraordinary item	7,214,113	8,181,116	22,733,809	17,520,933
Provision for income taxes	2,417,003	2,804,423	7,876,818	5,343,549
Income before extraordinary item	4,797,110	5,376,693	14,856,991	12,177,384
Extraordinary gain on acquisition of BankTrust	—	—	—	4,414,220
Net income	$4,797,110	$5,376,693	$14,856,991	$16,591,604
Earnings per share:
Basic:
Income before extraordinary item	$0.24	$0.30	$0.73	$0.77
Extraordinary item	—	—	—	0.28
Net income	$0.24	$0.30	$0.73	$1.05
Diluted:
Income before extraordinary item	$0.23	$0.28	$0.70	$0.74
Extraordinary item	—	—	—	0.27
Net income	$0.23	$0.28	$0.70	$1.01

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)

For the nine-month periods ended September 30, 2005 and 2004

	2005	2004
Preferred stock:
Balance at beginning of period	$4,305	$—
Issuance of preferred stock	—	4,305
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	—
Issuance of preferred stock	—	10,759,120
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	195,641	69,737
Issuance of common stock before stock split	—	7,928
Purhcase and retirement of common stock	—	(10)
Stock split	—	77,655
Issuance of common stock after stock split	—	39,675
Balance at end of period	195,641	194,985
Capital paid in excess of par value – common stock:
Balance at beginning of period	105,408,402	42,943,014
Issuance of common stock before stock split	—	12,290,548
Purhcase and retirement of common stock	—	(8,684)
Stock split	—	(77,655)
Issuance of common stock after stock split	—	50,152,157
Reversal of initial public offering expenses	100,000	—
Balance at end of period	105,508,402	105,299,380
Reserve fund:
Balance at beginning of period	4,721,756	2,348,598
Transfer from undivided profits	1,597,585	1,628,201
Balance at end of period	6,319,341	3,976,799
Undivided profits:
Balance at beginning of period	40,369,955	20,521,151
Net income	14,856,991	16,591,604
Preferred stock dividends	(557,073)	(309,595)
Transfer to reserve fund	(1,597,585)	(1,628,201)
Balance at end of period	53,072,288	35,174,959
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(3,157,491)	(807,244)
Change in fair value of investment securities available for sale	(4,888,104)	(1,712,264)
Balance at end of period	(8,045,595)	(2,519,508)
Total stockholders’ equity	$167,813,502	$152,890,040
Comprehensive income:
Net income	$14,856,991	$16,591,604
Other comprehensive loss, net of tax:
Change in fair value of investment securities available for sale	(4,888,104)	(1,712,264)
Comprehensive income	$9,968,887	$14,879,340

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine-month periods ended September 30, 2005 and 2004
		2005	2004
Cash flows from operating activities	:
Net income		$14,856,991	$16,591,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,571,067	1,233,046
Provision for loan and lease losses		6,340,000	5,850,000
Deferred tax provision		6,355,918	2,011,837
Extraordinary gain on the acquisition of BankTrust		—	(4,414,220)
Net loss non-hedging derivatives		943,782	—
Net loss on sale of securities		230,017	—
Net gain on sale of loans		(922,330)	(278,235)
Net loss on sale of repossessed assets and on disposition of other assets		515,355	307,277
Net amortization of premiums and accretion of discount on investment securities		4,006,509	4,879,004
Increase in deferred loan costs		(847,535)	(1,428,776)
Origination of loans held for sale		(17,548,080)	(17,699,365)
Proceeds from sale of loans held for sale		17,758,473	23,099,691
Increase in accrued interest receivable		(3,233,984)	(1,919,787)
Net increase in other assets		(1,703,259)	(3,019,590)
Increase in accrued interest payable, accrued expenses, and other liabilities		2,268,635	7,792,221
Net cash provided by operating activities		32,591,559	33,004,707

Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell		(1,291,201)	23,084,031
Net decrease in interest-bearing deposits		301,945	10,465,880
Proceeds from sale of investment securities available for sale		39,988,612	—
Purchases of investment securities available for sale		(276,713,557)	(230,271,301)
Proceeds from principal payments and maturities of investment securities available for sale		97,093,210	103,675,347
Purchases of investment securities held to maturity		(4,591,400)	(7,800,300)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity		6,680,862	3,176,500
Net increase in loans		(184,344,951)	(129,130,775)
Proceeds from sale of loans		29,962,303	—
Proceeds from sale of other assets		722,458	139,063
Capital expenditures		(1,663,455)	(1,797,056)
Cash and due from banks received from the acquisition of BankTrust, net		—	71,134,806
Net cash used in investing activities		(293,855,174)	(157,323,805)

Cash flows from financing activities:
Net increase (decrease) in deposits		172,788,952	(1,960,068)
Increase in securities sold under agreements to repurchase		93,119,844	135,850,000
Repayment of Federal Home Loan Bank advances		(32,557)	(66,638,000)
Dividends paid to preferred stockholders		(573,167)	(105,415)
Net proceeds from issuance of common stock		—	56,950,692
Net cash provided by financing activities		265,303,072	124,097,209

Net increase (decrease) in cash		4,039,457	(221,889)
Cash beginning balance		18,597,116	22,522,342
Cash ending balance		$22,636,573	$22,300,453

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest		$42,819,696	$26,208,665
Income taxes		1,021,756	226,828

Noncash transactions:
Repossessed assets acquired through foreclosure of loans		22,376,971	13,879,939
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes		5,463,504	1,712,265
Issuance of Eurobancshares preferred stock in the acquisition of BankTrust		—	10,763,425
Issuance of Eurobancshares common stocks in the acquisition of BankTrust		—	5,551,845

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2005 presentation, including reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits in the amount of $2.1 million for the quarter ended September 30, 2004 and $6.0 million for each nine month period ended September 30, 2004 and 2005, related to revised classification of certain loan origination costs.

2.	Recent Accounting Pronouncements

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006. We believe that the impact would not be material to our financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This statement, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the retrospective application of a voluntary change in accounting principles or a change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions, to prior period’s financial statements, rather than recognizing the cumulative effect of the voluntary change in accounting principle in the net income of the period of the change. The retrospective application is required unless it is impracticable to determine the specific period of the effect or the cumulative effect of the change. Under these instances, the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and the corresponding adjustments should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. Furthermore, if it is also impracticable to determine the cumulative effect of applying a change in accounting principle to all periods, this statement establishes that the new accounting principle be applied as if it was adopted prospectively. This statement also requires that the retrospective application of a change in accounting principle be limited to the direct effect of the change only. The indirect effects should be recognized in the period of the accounting change. In addition, this statement also establishes that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is effective for accounting and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In October 2005, the Financial Accounting Standards Board (FASB) released proposed FASB Staff Position (FSP) No. 133-a, Accounting for Unrealized Gains (Losses) Relating to Derivative Instruments Measured at Fair Value under Statement 133. The proposed addresses the initial recognition and measurement of unrealized gains and losses on derivative instruments for which the transaction price does not represent the fair value of the instrument. It states that when an initial unrealized gain or loss is associated with a derivative instrument for which the fair value was measured through use of a model value with “level 5” inputs, realization of the gain or loss must be deferred until a more reliable fair-value estimate can be made or until the contract matures or is exercised.

On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is presented below:
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income before preferred stock dividends	$4,797,110	$5,376,693	$14,856,991	$12,177,384
Preferred stock dividend	(187,732)	(186,365)	(557,073)	(309,595)
Income before extraordinary items	$4,609,378	$5,190,328	$14,299,918	$11,867,789
Extraordinary gain on the acquisition of BankTrust	–	–	–	4,414,220
Income available to common shareholders	$4,609,378	$5,190,328	$14,299,918	$16,282,009

Weighted average number of common shares outstanding applicable to basic EPS	19,564,086	17,533,828	19,564,086	15,525,383
Effect of dilutive securities	739,395	699,077	756,534	551,479
Adjusted weighted average number of common
shares outstanding applicable to diluted
earnings per share	20,303,481	18,232,905	20,320,620	16,076,862
Basic earnings per share:
Income before extraordinary item	$0.24	$0.30	$0.73	$0.77
Extraordinary item	–	–	–	0.28
Net income	$0.24	$0.30	$0.73	$1.05
Diluted earnings per share:
Income before extraordinary item	0.23	0.28	0.70	0.74
Extraordinary item	–	–	–	0.27
Net income	$0.23	$0.28	$0.70	$1.01

Outstanding options to purchase 125,000 shares of common stock at $21.00 per share, which expires on February 28, 2010, were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares.

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2005 and December 31, 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$2,060,000	$—	$(16,778)	$2,043,222
One through five years	4,190,436	3,692	(61,376)	4,132,752
Five through ten years	201,093	7,567	—	208,660
More than ten years	1,505,000	8,131	(12,600)	1,500,531
FED Farm Credit Bonds
One through five years	50,300,848	—	(283,395)	50,017,453
U.S. treasury obligations:
Less than one year	44,984,877	—	(75,497)	44,909,380
Federal Home Loan Bank notes:
Less than one year	16,141,877	—	(212,155)	15,929,722
One through five years	153,987,610	31,250	(2,166,281)	151,852,579
Federal National Mortgage
Association notes:
Less than one year	4,999,022	—	(26,582)	4,972,440
One through five years	2,472,642	—	(51,455)	2,421,187
Federal Home Loan Mortgage
Association notes:
Less than one year	3,002,127	—	(29,139)	2,972,988
Mortgage-backed securities	410,078,701	457,568	(5,613,160)	404,923,109
Total	$693,924,233	$508,208	$(8,548,418)	$685,884,023

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

During the first quarter of 2005, management decided to sell investments in an effort to improve the yields of the available for sale securities portfolio. Proceeds from this sale of investment securities were approximately $39,989,000, resulting in net losses of approximately $230,000. During 2004, there were no sales of investment securities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(2,201,712)	$181,852,166	$(567,296)	$36,282,952	$(2,769,008)	$218,135,118
State and municipal obligations	(61,433)	4,678,567	(29,321)	1,504,605	(90,754)	6,183,172
U.S. treasury obligations	—	—	(75,497)	44,909,380	(75,497)	44,909,380
Mortgage-backed securities	(2,795,479)	215,155,935	(2,817,680)	128,583,828	(5,613,159)	343,739,763
	$(5,058,624)	$401,686,668	$(3,489,794)	$211,280,765	$(8,548,418)	$612,967,433

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

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of September 30, 2005 and December 31, 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
One through five years	$3,999,234	$—	$(82,876)	$3,916,358
Mortgage-backed securities	40,281,940	—	(678,727)	39,603,213
Total	$44,281,174	$—	$(761,603)	$43,519,571

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes:
One through five years	$4,813,645	$—	$(38,338)	$4,775,307
Mortgage-backed securities	44,690,798	183,194	(342,738)	44,531,254
Total	$49,504,443	$183,194	$(381,076)	$49,306,561

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

Investment securities held to maturity at September 30, 2005 were all purchased within last year. There were no sales of investment securities held to maturity during the nine-month period ended September 30, 2005 and during the year ended December 31, 2004.

6.	Other Investments

Other investments at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
FHLB stock, at cost	$10,225,600	7,330,100
Investment in statutory trusts	1,383,250	1,385,500
Other investments	$11,608,850	8,715,600

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Loan and Leases

A summary of the Company’s loan portfolio at September 30, 2005 and December 31, 2004 is as follows:

	2005	2004
Commercial and industrial secured by real estate	$576,449,534	$463,500,209
Other commercial and industrial	265,332,630	242,479,758
Construction secured by real estate	69,793,700	79,334,108
Other construction	950,000	1,123,435
Mortgage	46,430,459	51,730,399
Consumer secured by real estate	890,694	1,311,343
Other consumer	66,574,898	74,755,008
Lease financing contracts	484,792,326	459,250,841
Overdrafts	6,965,783	6,133,558
	1,518,180,024	1,379,618,659
Deferred loan and lease origination costs, net	7,327,317	6,479,782
Unearned finance charges	(1,197,954)	(1,169,230)
Allowance for loan and lease losses	(15,265,617)	(19,038,836)
Loan and leases, net	$1,509,043,770	$1,365,890,375

The following is a summary of information pertaining to impaired loan and leases at September 30, 2005 and December 31, 2004:

	2005	2004
Impaired loan and leases with related allowance	$9,894,000	$14,230,000
Impaired loan and leases that did not require allowance	11,750,000	9,429,000
Total impaired loan and leases	$21,644,000	$23,659,000
Allowance for impaired loan and leases	$643,000	$924,000

No additional funds are committed to be advanced in connection with impaired loan and leases.

As of September 30, 2005 and 2004, loan and leases in which the accrual of interest has been discontinued amounted to $27,035,480 and $35,013,785, respectively. If these loan and leases had been accruing interest, the additional interest income realized would have been approximately $1,630,000 and $1,364,170 for 2005, and 2004, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,612,000 as of September 30, 2005, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of September 30, 2005, industrial loans with a principal outstanding balance of approximately $1,555,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine-month periods ended September 30:

	2005	2004
Balance, beginning of period	$19,038,836	9,393,943
Provision for loan and lease losses	6,340,000	5,850,000
Loan and leases charged-off	(12,385,602)	(7,492,782)
Recoveries	2,272,383	1,533,074
Allowance from the acquisition of BankTrust	—	10,901,546
Balance, end of period	$15,265,617	20,185,781

9.	Other Assets

Other assets at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Deferred tax assets, net	$6,038,315	$12,523,726
Merchant credit card items in process of collection	1,119,126	1,845,113
Auto insurance claims receivable on repossessed vehicles	1,531,927	1,228,858
Accounts receivable	1,402,218	1,337,594
Other real estate, net of valuation allowance of $22,779 at
at September 30, 2005 and December 31, 2004	2,962,906	2,875,002
Other repossessed assets, net of valuation allowance of
$1,366,626 and $1,493,305 at September 30, 3005 and
December 31, 2004, respectively	7,231,664	3,566,446
Servicing assets, net of valuation allowance of $1,020,104 and
$1,003,618 at September 30, 2005 and December 31, 2004,
respectively	3,015,420	3,554,276
Prepaid expenses, deposits and other assets	8,199,112	6,078,494
	$31,500,688	$33,009,509

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended September 30:

	2005	2004
Balance, beginning of period	$1,493,305	885,135
Provision for losses	466,000	748,573
Allowance from acquisition of BankTrust	—	601,079
Net charge-offs	(592,679)	(556,396)
Balance, end of period	$1,366,626	1,678,391

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Deposits

Total deposits as of September 30, 2005 and December 31, 2004 consisted of the following:

	2005	2004

Non interest bearing deposits	$136,022,230	$137,895,861

Interest bearing deposits:
NOW & Money Market	82,313,091	118,076,729
Savings	239,592,270	278,802,480
Brokered Deposits	786,654,065	512,004,726
Regular CD's & IRAS	129,094,177	161,782,687
Jumbo CD's	208,149,555	200,473,953
	1,445,803,158	1,271,140,575
Total Deposits	$1,581,825,388	$1,409,036,436

11.	Advances from Federal Home Loan Bank

At September 30, 2005, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2005
2005	2.63%	$1,600,000
2006	4.81% to 5.72%	7,000,000
2007	5.20%	1,200,000
2014	4.38%	571,081
		$10,371,081

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the nine-month periods ended September 30, 2005 and 2004 amounted to approximately $378,000 and $460,000, respectively. These notes are secured by approximately $10,358,000 in securities and $805,000 in mortgage loans as of September 30, 2005.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2005, the Company had the following derivative financial instruments outstanding:

	Notional
	amount	Fair value	Net gain (loss)
Libor-Rate interest rate swaps	$30,800,000	$(1,170,800)	$(152	)(1)

(1)	Net loss recognized from fair value hedging ineffectiveness during the period

As of September 30, 2005, the Bank had four interest rate swap agreements outstanding, which synthetically convert $30,800,000 of fixed-rate time deposits to variable-rate time deposits, of which $10,800,000 will mature between 2010 and 2013 and of which $20,000,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps. These interest rate swap agreements have been effective in achieving the economic objectives explained above.

During the second quarter of 2005, the Bank terminated three prime-rate-based interest rate swap agreements with a notional amount of $42,500,000, which did not meet the strict hedge accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”. Those swaps resulted in a net loss of approximately $944,000 for the nine-month period ended September 30, 2005. Given the Bank’s current objectives with respect to interest rate risk management, the Bank also terminated five LIBOR-based interest rate swap agreements during the second quarter of 2005 with a notional amount of approximately $19,400,000. The Bank paid $212,000 to terminate those five interest rate swaps, which amount was also recorded as an adjustment to the brokered deposits being hedged and which will be amortized over the remaining term of those deposits.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on notes payable to statutory trusts amounted to approximately $2,290,000 and $1,627,000 for the periods ended September 30, 2005 and 2004, respectively.

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

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust-preferred securities in the tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15% limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25% limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

15.	Sales of Lease Financing Contracts and Servicing Assets

During the first and third quarter of the year 2005, the Company sold to a third party lease financing contracts with carrying values of approximately $14.9 million and $15.0 million, respectively. In these sales, the Company retained servicing responsibilities and servicing assets of $626,285 and $672,565 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $365,000 and $348,000, respectively. The lease contracts sold during the first and third quarter of 2005 were sold on a limited recourse basis. The recourse on lease contracts sold in March 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance of all leases at repossession date. The recourse on lease contracts sold in September 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance at the selling date of all leases sold. As of September 30, 2005, total amount accrued on books related to such recourse liability amounted to approximately $106,000 and $120,000, respectively.

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

17.	Stock Option Plan

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options, and generally, to determine the terms and conditions of such options in accordance to the provisions of the stock option plans. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the nine-month periods ended September 30, 2005 and 2004.

A summary of the status of stock options under the 2002 Plan at September 30, 2005 and 2004, and changes during the nine-month periods then ended is presented in the table below:

	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Options outstanding at January 1	1,091,312	$5.22	1,122,114	$4.50
Granted	125,000	21.00	200,000	8.13
Exercised	—	—	(165,250)	4.59
Options outstanding and exercisable at September 30	1,216,312	$6.84	1,156,864	$5.11

The following is a summary of outstanding and exercisable options under the 2002 Plan at September 30, 2005:

	Options
	outstanding	Exercise
Date granted	and exercisable	price	Exercisable date	Expiration date
2001	150,000	$3.33	February 28, 2001	February 28, 2006
2002	267,312	4.50	February 26, 2002	February 26, 2007
2003	474,000	5.00	March 24, 2003	March 24, 2008
2004	200,000	8.13	February 23, 2004	February 23, 2009
2005	125,000	21.00	February 28, 2005	February 28, 2010
	1,216,312

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has elected to continue to measure cost for its stock compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement over the amount an employee must pay to acquire the stock. Entities choosing to continue applying APB Opinion No. 25 on employee stock options granted on or after January 1996 must provide pro forma disclosures of the consolidated net income, as if the fair value method of accounting had been applied. Under this method, compensation cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 123 established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The per share fair value of stock options granted during 2005 and 2004 was $7.23 and $1.13 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield; risk-free interest rates of 4.00% and 3.03%; volatility assumption of 40.09%, and none for 2004; and expected life of five years.

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$4,797,110	$5,376,693	$14,856,991	$16,591,604
Deduct total stock-based employee compensation expense determined under fair value method for all awards	—	—	(904,368)	(225,529)
Pro forma net income	$4,797,110	$5,376,693	$13,952,623	$16,366,075

Earnings per share:
Basic - before extraordinary income as reported	$0.24	$0.30	$0.73	$0.77
Basic - net income as reported	0.24	0.30	0.73	1.05
Basic - before extraordinary income pro forma	0.24	0.30	0.69	0.75
Basic - net income pro forma	0.24	0.30	0.69	1.03
Diluted - before extraordinary income as reported	0.23	0.28	0.70	0.74
Diluted - net income as reported	0.23	0.28	0.70	1.01
Diluted - before extraordinary income pro forma	0.23	0.28	0.66	0.72
Diluted - net income pro forma	0.23	0.28	0.66	1.00

18.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of September 30, 2005 and December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2005 are also presented in the table.

At September 30, 2005 and December 31, 2004, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2005
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$138,934	8.00%	$236,041	13.59%	N/A
Eurobank	139,198	8.00%	185,473	10.66%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	69,467	4.00%	220,558	12.70%	N/A
Eurobank	69,599	4.00%	149,990	8.62%	>6.00%
Tier I Capital (to average assets):
Consolidated	93,374	4.00%	220,558	9.45%	N/A
Eurobank	93,308	4.00%	149,990	6.43%	>5.00%

	2004
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$126,564	8.00%	$220,585	13.94%	N/A
Eurobank	127,286	8.00%	169,705	10.67%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	63,282	4.00%	201,342	12.73%	N/A
Eurobank	63,643	4.00%	130,461	8.20%	>6.00%
Tier I Capital (to average assets):
Consolidated	81,303	4.00%	201,342	9.91%	N/A
Eurobank	81,244	4.00%	130,461	6.42%	>5.00%

19.	Subsequent Event

On October 25, 2005, the board of directors approved a stock repurchase program pursuant to which the Company will purchase shares of its common stock. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year. As of November 9, 2005 the Company had repurchased a total of 114,950 shares.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the nine months ended September 30, 2005 and 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”“should,”“could,”“predict,”“potential,”“believe,”“will likely result,”“expect,”“anticipate,”“seek,”“estimate,”“intend,”“plan,”“projection,”“would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors, including the following:

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of September 30, 2005, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.5 billion, total deposits of $1.6 billion, and stockholders’ equity of $167.8 million. We currently operate through a network of 22 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico with approximately $522.0 million in total assets.

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

Explanatory Note as to Reclassification in the Consolidated Statements of Income

During our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002, we found a classification error related to the application of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”). FAS 91 requires that loan origination fees and related direct loan origination costs, mainly salaries and certain other incremental general and administrative expenses, be offset and the net amount deferred and recognized over the contractual life of the loan, as an adjustment of yield. Historically, we had been recording certain direct costs associated with loan and lease originations as a credit to interest income rather than as a credit to the appropriate expense line item. These costs have been appropriately amortized to interest income as cost over the life of the loan or its holding period, whichever is less. Although this inadvertent misclassification did not impact the net earnings or the earnings per share of the Company, it affected several line items of the consolidated statements of income. Accordingly, we have made corresponding reclassifications to prior periods to conform with this quarter’s presentation.

Key Performance Indicators at September 30, 2005

We believe the following were key indicators of our performance and results of operations through the third quarter of 2005:

●	our total assets grew to $2.381 billion at the end of the third quarter of 2005, representing an increase of 13.21%, from $2.103 billion at the end of 2004;

●	our total loans grew to $1.511 billion at the end of the third quarter of 2005, representing an increase of 10.42%, from $1.369 billion at the end of 2004;

●	our total deposits grew to $1.582 billion at the end of the third quarter of 2005, representing an increase of 12.26%, from $1.409 billion at the end of 2004;

●	our total revenue grew to $37.2 million in the third quarter of 2005, representing an increase of 29.23%, from $28.8 million in the same period of 2004;

●
our net interest margin and spread on a fully taxable equivalent basis decreased to 3.14% and 2.73% for the third quarter of 2005, respectively, as compared to 3.38% and 3.09%, respectively, for the same period in 2004;

●	our provision for loan and lease losses grew to $3.0 million in the third quarter of 2005, representing an increase of 60.80%, from $1.9 million in the same period of 2004; and

●	our total noninterest expense grew to $9.3 million in the third quarter of 2005, representing an increase of 21.95%, from $7.7 million in the same period of 2004;

These items, as well as other factors, contributed to the decrease in net income before extraordinary gain for the third quarter of 2005 to $4.8 million from $5.4 million for the same period in 2004, or $0.23 per common share as compared to $0.28 per common share for the same period in 2004, assuming dilution, after giving effect to a two-for-one stock split effective July 15, 2004, the issuance of 3,450,000 shares on August 11, 2004 in our Initial Public Offering (IPO) and an additional 517,500 shares on September 15, 2004, pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. They are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”section of this Quarterly Report on Form 10-Q.

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

Loans and Leases and Allowance for Loan and Lease Losses

Loans and leases that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $15.3 million and $20.2 million as of September 30, 2005 and September 30, 2004, respectively. Losses charged to the allowance amounted to $12.4 million for the nine months ended September 30, 2005 compared to $7.5 million for the same period in 2004. Recoveries were credited to the allowance in the amounts of $2.3 million and $1.5 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $34.6 million, $40.5 million and $43.3 million as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2004, were as follows: prepayment rate of 15.12%; weighted average live of 3.70 years; and a discount rate of 8.68%. The key assumptions we utilized in measuring the servicing asset at the date the sales were completed during the first nine months of 2005, were as follows: March 23, 2005: prepayment rate of 15.12%; weighted average live of 3.68 years; and a discount rate of 8.15%; September 29, 2005: prepayment rate of 17.16%; weighted average live of 3.51 years; and a discount rate of 8.83%; and September 30, 2005: prepayment rate of 17.16%; weighted average live of 3.46 years; and a discount rate of 9.43%. Impairment analyses were performed for June 2005 and December 2004 by an independent third party and it was determined that there was impairment, which resulted in an adjustment of approximately $16,000 and $214,000 at June 30, 2005 and December 31, 2004, respectively, on the servicing assets acquired from BankTrust. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $3.0 million, $3.6 million and $2.8 million as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Servicing assets in the first nine months of 2005 and during 2004 increased as a result of sale of lease financing contracts made during the periods and our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuations of repossessed assets are made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $3.0 million, $2.9 million, and $2.6 million as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Other repossessed assets amounted to $7.2 million, $3.6 million and $4.0 million for those same periods, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. The total loss on sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 19.5% and 9.7% for the third quarters of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, the loss on sale of repossessed vehicles as a percentage of the lease balance at the date of repossession was 17.2% and 14.0%, respectively. For the third quarter of 2005 and 2004, the total loss on sale of repossessed equipment was $37,000 and $127,000, respectively. For the first nine months of 2005 and 2004, the total loss on sale of repossessed equipment was $96,000 and $320,000, respectively. For the first nine months of 2005, approximately 76.65% of our lease financing contracts originations were for new automobiles, approximately 20.84% were for used automobiles and the remaining 2.51% consisted primarily of construction and medical equipment leases.

We monitor the total loss ratio on sale of repossessed assets which is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale by the book value of repossessed assets sold.

The annualized ratio of total loss on sale of repossessed vehicles and equipment to our leasing portfolio balance increased to 0.77% at September 30, 2005, compared to 0.68% at December 31, 2004. The increase in the ratio of total loss on sale of repossessed vehicles and equipment to our leasing portfolio balance was due to the sale of damaged equipment previously charged-off and the sale of vehicles in bad condition as part of our strategy to aggressively dispose of deteriorated units during the first quarter of 2005.

For the third quarter and the first nine months of 2005, the total loss on sale of repossessed boats was $17,000 and $449,000, respectively, compared to $7,000 during the third quarter and first nine months of 2004. We acquired marine loans totaling $51.4 million on May 3, 2004 as a result of our acquisition of The Bank & Trust of Puerto Rico. The boat financing portfolio amounted to $41.8 million as of September 30, 2005.

Results of Operations as of and for the Nine Months Ended September 30, 2005 and 2004

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

Net interest income increased by 11.23%, or $1.7 million, to $17.1 million and by 34.19%, or $12.9 million, to $50.6 million in the third quarter and first nine months of 2005, respectively, from $15.4 million and $37.7 million in the same periods of 2004. The increase during the third quarter of 2005 resulted form the net effect on net increases in volumes and rates as shown on table on page 27.

Total interest income increased to $34.7 million for the third quarter of 2005, compared to $26.4 million for the third quarter of 2004. Total interest income for the nine months ended September 30, 2005 increased to $96.4 million, compared to total interest income of $67.0 million for same period last year. These increases were due to the combined result of increases in average interest-earning assets and increased yields resulting from higher interest rates during 2005. Average third quarter and nine month year-to-date interest-earning assets increased to $2.250 billion and $2.120 billion as of September 30, 2005, respectively, compared to $1.876 billion and $1.615 billion as of September 30, 2004, respectively.

Total interest expense was $17.6 million for the third quarter ended September 30, 2005, compared to $11.1 million for the same quarter in 2004. Total interest expense for the nine months ended September 30, 2005 was $45.8 million, compared to total interest expense of $29.3 million for same period last year. Theses increases resulted also from the combination of higher interest-bearing liabilities and borrowings and increased costs of funds during 2005. Average third quarter and average year-to-date interest-bearing liabilities and borrowings increased to $2.014 billion and $1.889 billion as of September 30, 2005, respectively, as compared to $1.683 billion and $1.459 billion as of September 30, 2004, respectively.

Net interest margin and spread on a fully taxable equivalent basis decreased to 3.14% and 2.73% for the third quarter of 2005, respectively, as compared to 3.38% and 3.09%, respectively, for the same period in 2004. Net interest margin on a fully taxable equivalent basis increased to 3.31%, while net interest spread decreased to 2.91%, for the nine months period ended September 30, 2005 as compared to 3.22% and 2.95%, respectively, for the same period in 2004.

The declines in margin and spread are basically caused by the rising short-term interest rates and a flattening yield curve, which caused borrowing costs to increase at a faster rate than the yield on earning-assets, and to the fact that the increase in average deposits has been substantially in brokered deposits, a higher cost category.

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

	For the Quarter Ended September 30
	2005			2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest(7)	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,509,234	$27,874	7.46%	$1,326,080	$23,076	6.98%
Securities of U.S. government agencies(3)	652,808	5,951	5.16	470,480	2,930	3.53
Other investment securities(3)	43,273	460	5.80	17,465	161	5.00
Puerto Rico government obligations(3)	8,406	84	5.66	8,348	84	6.57
Securities purchased under agreements to resell and federal funds sold	30,105	295	4.77	30,524	113	1.69
Interest-earning time deposits	6,153	50	3.25	22,729	66	1.16
Total interest-earning assets	$2,249,979	$34,714	6.70%	$1,875,626	$26,430	5.93%
Total noninterest-earning assets	80,084			75,289
TOTAL ASSETS	$2,330,063			$1,950,915

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$39,578	$205	2.09%	$67,619	$350	2.10%
NOW deposits	47,290	216	1.83	47,859	220	1.84
Savings deposits	247,900	1,439	2.32	264,991	1,486	2.24
Time certificates of deposit in denominations of $100,000 or more	912,218	8,613	3.99	701,851	5,363	3.26
Other time deposits	142,046	1,122	3.16	206,727	1,512	2.93
Other borrowings	625,465	6,028	5.06	394,195	2,134	2.69
Total interest-bearing liabilities	$2,014,497	$17,623	3.97%	$1,683,24.	$11,065	2.84%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	129,040			123,443
Other liabilities	17,448			20,975
Total noninterest-bearing liabilities	146,488			144,418
STOCKHOLDERS’ EQUITY	169,078			123,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,330,063			$1,950,915
Net interest income(4)		$17,091			$15,365
Net interest spread(5)			2.73%			3.09%
Net interest margin(6)			3.14%			3.38%

(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 41.5% and 39% tax rate for the quarters ended September 30, 2005 and 2004, respectively.
(2)
Loan costs(fees) have been included in the calculation of interest income. Loan costs(fees) were approximately $295,000 and ($117,000) for the quarters ended September 30, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss as a valuation allowance.
(4)	Net interest income on a tax equivalent basis was $17.7 million and $15.9 million for the quarters ended September 30, 2005 and 2004, respectively.
(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.
(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.
(7)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $2.1 million for the quarter ended September 30, 2004 to conform with this quarter’s presentation.

	For the Nine months Ended September 30
	2005			2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest(7)	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,451,570	$78,962	7.32%	$1,147,495	$58,685	6.84%
Securities of U.S. government agencies(3)	589,550	15,194	4.86	400,088	7,418	3.44
Other investment securities(3)	36,510	1,157	5.76	13,288	317	4.25
Puerto Rico government obligations(3)	9,103	272	5.64	6,879	212	6.45
Securities purchased under agreements to resell and federal funds sold	26,886	644	3.62	32,663	278	1.20
Interest-earning time deposits	6,631	172	3.46	14,406	113	1.05
Total interest-earning assets	$2,120,250	$96,401	6.54%	$1,614,819	$67,023	5.81%
Total noninterest-earning assets	77,798			70,545
TOTAL ASSETS	$2,198,048			$1,685,364

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$57,215	$901	2.12%	$59,186	$958	2.19%
NOW deposits	48,287	659	1.82	38,746	,516	1.78
Savings deposits	263,960	4,521	2.28	258,747	4,676	2.41
Time certificates of deposit in denominations of $100,000 or more	805,582	21,834	3.80	576,377	13,895	3.43
Other time deposits	161,065	3,691	3.06	191,792	4,197	2.92
Other borrowings	553,045	14,187	4.49	334,398	5,068	2.44
Total interest-bearing liabilities	$1,889,154	$45,793	3.63%	$1,459,246	$29,310	2.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	127,877			113,798
Other liabilities	16,602			19,559
Total noninterest-bearing liabilities	144,479			133,357
STOCKHOLDERS’ EQUITY	164,415			92,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,198,048			$1,685,364
Net interest income(4)		$50,608			$37,713
Net interest spread(5)			2.91%			2.95%
Net interest margin(6)			3.31%			3.22%

(1)
Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 41.5% and 39% tax rate for the nine months periods ended September 30, 2005 and 2004, respectively.

(2)
Loan costs(fees) have been included in the calculation of interest income. Loan costs(fees) were approximately $391,000 and ($339,000) for the nine months ended September 30, 2005 and 2004, respectively. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss as a valuation allowance.
(4)	Net interest income on a tax equivalent basis was $52.7 million and $39.0 million for the nine months ended September 30, 2005 and 2004, respectively.
(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.
(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.
(7)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $6.0 million for each nine month period ended September 30, 2004 and 2005 to conform with this quarter’s presentation.

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

	Three Months Ended September 30, 2005 Over 2004(2) Increases/(Decreases) Due to Change in			Nine months Ended September 30, 2005 Over 2004(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$3,187	$1,611	$4,798	$15,551	$4,726	$20,277
Securities of U.S. government agencies	1,135	1,886	3,021	3,513	4,263	7,776
Other investment securities	238	61	299	554	286	840
Puerto Rico government obligations	1	(1)	–	69	(9)	60
Securities purchased under agreements to resell and federal funds sold	(2)	184	182	(49)	415	366
Interest-earning time deposits	(48)	32	(16)	(61)	120	59
Total interest-earning assets	$4,511	$3,773	$8,284	$19,577	$9,801	$29,378

INTEREST PAID ON:
Money market deposits	($145)	$–	($145)	($32)	($25)	($57)
NOW deposits	(3)	(1)	(4)	127	16	143
Savings deposits	(96)	49	(47)	94	(249)	(155)
Time certificates of deposit in denominations of $100,000 or more	1,607	1,643	3,250	5,526	2,413	7,939
Other time deposits	(473)	83	(390)	(672)	166	(506)
Other borrowings	1,252	2,642	3,894	3,314	5,805	9,119
Total interest-bearing liabilities	$2,142	$4,416	$6,558	$8,357	$8,126	$16,483
Net interest income	$2,369	($ 643)	$1,726	$11,220	$1,675	$12,895

(1)
Loan costs(fees) have been included in the calculation of interest income. Loan costs(fees) were approximately $295,000 and $391,000 for the third quarter and first nine months of 2005, respectively, compared to ($117,000) and ($339,000) for the same periods in 2004. Loans are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $2.1 million for the quarter ended September 30, 2004 and $6.0 million for each nine month period ended September 30, 2005 and 2004 to conform with this quarter’s presentation.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the third quarter and first nine months of 2005, our provision for loan and lease losses increased to $3.0 million and $6.3 million, respectively, from $1.9 million and $5.9 million for the same periods in 2004. This increase in our provision was a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering net charge-offs, delinquencies and related experience.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,325	94.2%	$2,038	87.1%
Gain on sale of loans and leases	399	16.2	210	9.0
Loss on sale of repossessed assets and on disposition of other assets, net	(256)	(10.4)	93	4.0
Total noninterest income	$2,468	100.0%	$2,341	100.0%

	Nine months Ended September 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$6,702	113.0%	$5,746	101.0%
Loss on sale of non-hedging derivatives, net	(944)	(15.9)	—	—
Gain on sale of loans and leases	922	15.5	278	4.9
Loss on sale of securities, net	(230)	(3.9)	—	—
Loss on sale of repossessed assets, and on disposition of other assets, net	(515)	(8.7)	(335)	(5.9)
Total noninterest income	$5,935	100.0%	$5,689	100.0%

Our total noninterest income for the third quarter and first nine months of 2005 was $2.5 million and $5.9 million, respectively, representing a 5.43% and 4.32% increase, respectively, from $2.3 million and $5.7 million for the same periods in 2004. Noninterest income represented approximately 0.27% and 0.34% of average assets as of September 30, 2005 and 2004, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts, representing 94.2% and 87.1% of total noninterest income for the third quarter of 2005 and 2004, respectively. This income source increased from $2.0 million in the third quarter of 2004 to $2.3 million in the third quarter of 2005 and from $5.7 million for the first nine months of 2004 to $6.7 million for the first nine months of 2005. These increases were primarily due to an increase in our fees from trust and merchant accounts and commissions from other bank services.

Other component of noninterest income is the net loss on sale of non-hedging derivatives. During the first nine months of 2005, net noninterest income reflected a $944,000 net loss on non-hedging derivatives on which hedge accounting had been discontinued. The net loss during the first nine months of 2005 reflects a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued and a $132,000 gain on such derivatives in the second quarter of 2005. The derivatives were assumed in connection with the acquisition of BankTrust in May 2004.

Gain on the sale of loans and leases, net was the second largest source of noninterest income during the first nine months of 2005 and 2004, respectively. For the third quarter and first nine months of 2005, gain on sale of loans and leases was $399,000 and $922,000, respectively, as compared to $210,000 and $ 278,000 for the same periods in 2004. This source of noninterest income is derived from the sale of lease financing contracts and mortgage loans. During the first and third quarter of 2005, we sold lease financing contracts with carrying values of $14.9 million and $15.0 million, respectively. There were no sales of lease financing contracts during the first nine months of 2004. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale, recognizing a net gain of approximately $365,000 and $ 348,000 in the first and third quarter of 2005, respectively. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005 and $120,000 in September 2005, which management believe is sufficient to absorb any losses associated with the recourse. This balance is included in the other liabilities section of our balance sheet as of September 30, 2005. Also, during the third quarter and first nine months of 2005, we sold $5.6 million and $17.5 million in mortgage loans to other financial institutions, compared to $7.1 million and $23.2 million during the third quarter and first nine months of 2004. We did not retain the servicing rights on these mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $51,000 and $209,000 for the third quarter and first nine months of 2005, compared to $103,000 and $ 171,000 for the same periods in 2004.

During the quarter ended March 31, 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the third quarter of 2005 and first nine months of 2004.

Our other component of noninterest income for the nine month periods ended September 30, 2005 and 2004 is the net gain/loss on the sale of our repossessed assets and on disposition of other assets. During the third quarter of 2005, we experienced a net loss in this component of $256,000, as compared to a net gain of $93,000 during the same period in 2004. This mainly resulted from a loss on the sale of repossessed automobiles and equipment of $219,000 and a gain of $121,000 during the third quarter of 2005 and 2004, respectively. During the first nine months of 2005 and 2004, we experienced net losses of $515,000 and $335,000, respectively. This mainly resulted from losses on the sale of repossessed automobiles and equipment of $478,000 and $307,000 during the first nine months of 2005 and 2004, respectively. These decreases were mainly due to more conservative valuations of our repossessed assets, which increased charge-offs at the date of repossession.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits(1)	$3,459	37.1%	$3,079	40.2%
Occupancy and equipment	2,056	22.0	1,821	23.8
Professional services, including directors’ fees	925	9.9	558	7.3
Office supplies	316	3.4	254	3.3
Other real estate owned and other repossessed assets expenses	248	2.7	362	4.7
Promotion and advertising	175	1.9	115	1.5
Lease expenses	248	2.7	136	1.8
Insurance	256	2.7	121	1.6
Municipal and other taxes	409	4.4	429	5.6
Commissions and service fees credit and debit cards	312	3.3	259	3.4
Other noninterest expense	926	9.9	517	6.8
Total noninterest expense	$9,330	100.0%	$7,651	100.0%

	Nine months Ended September 30,
	2005		2004
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits(1)	$10,793	39.4%	$8,042	40.2%
Occupancy and equipment	6,103	22.2	5,014	25.0
Professional services, including directors’ fees	2,787	10.1	1,278	6.4
Office supplies	917	3.3	722	3.6
Other real estate owned and other repossessed assets expenses	822	3.0	925	4.6
Promotion and advertising	538	2.0	387	1.9
Lease expenses	606	2.2	528	2.6
Insurance	808	2.9	452	2.3
Municipal and other taxes	1,266	4.6	825	4.1
Commissions and service fees credit and debit cards	1,022	3.7	713	3.6
Other noninterest expense	1,807	6.6	1,145	5.7
Total noninterest expense	$27,469	100.0%	$20,031	100.0%

(1)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $2.1 million for the quarter ended September 30, 2004 and $6.0 million for the nine month periods ended September 30, 2005 and 2004 to conform with this quarter’s presentation.

Our total noninterest expense increased to $9.3 million and $27.5 million in the third quarter and the first nine months of 2005, compared to $7.7 million and $20.0 million for the same periods in 2004, representing an increase of 21.94% and 37.13%, respectively. These increases can be attributed to the expanded personnel, professional fees, and occupancy costs associated with our business growth, in part due to our acquisition of BankTrust in May 2004, and the opening of new branch offices at Hatillo, Puerto Rico in March 2004 and Canóvanas, Puerto Rico in September 2005. Noninterest expenses as a percentage of average assets slightly increased to 0.40% in the third quarter of 2005 from 0.39% for the same period in 2004. Noninterest expenses as a percentage of average assets increased to 1.25% during the first nine months of 2005 from 1.19% for the same period in 2004. The efficiency ratio was 46.24% for the third quarter of 2005, as compared to 41.97% for the same quarter in 2004, and 46.88% for the first nine months of 2005, as compared to 44.79% for same period in 2004. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $3.5 million and $10.8 million for the third quarter and first nine months of 2005, compared to $3.1 million and $8.0 million for the same periods in 2004, representing an increase of 12.34% and 34.21%, respectively, for the comparable periods. These increases in salaries and employee benefits included a decrease of $156,000 and an increase of $13,000, respectively, in expenses deferred as loan origination costs. Despite the new branch openings and significant asset growth in the past year, primarily due to our acquisition of BankTrust in May 2004, we have limited full-time employee growth by making efficient use of existing employees. We had 472 full-time equivalent employees as of September 30, 2005, compared with 455 as of September 30, 2004. Our volume of assets per employee increased to $5.0 million as of September 30, 2005 from $4.3 million as of September 30, 2004.

Occupancy and equipment expenses totaled $2.1 million and $6.1 million for the third quarter and first nine months of 2005, respectively, compared to $1.8 million and $5.0 million for those same periods in 2004. This represented an increase of 12.90% and 21.72%, respectively, for the comparable periods. These cost increases are attributable primarily to the expansion of our branch network and franchise, as mentioned before, as well as the acquisition of BankTrust in May 2004.

Professional and directors’ fees were $925,000 and $558,000 or 9.9% and 7.3% of total noninterest expenses, for the third quarter of 2005 and 2004, respectively. For the first nine months of 2005, these expenses increased to $2.8 million from $1.3 a year ago. This increase is attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to becoming a publicly-traded company, the implementation costs of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting, and other actions to implement our strategic plan.

Office supplies expenses were $316,000 and $254,000 or 3.4% and 3.3% of total noninterest expenses, for the third quarter of 2005 and 2004, respectively. For the first nine months, these expenses increased to $917,000 in 2005 from $722,000 a year ago.

Our expenses related to OREO and repossessed assets were $248,000 and $362,000 or 2.7% and 4.7% of total noninterest expenses, for the third quarter of 2005 and 2004, respectively. For the first nine months, these expenses decreased to $822,000 in 2005 from $925,000 a year ago. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Insurance expenses were $256,000 and $121,000 or 2.7% and 1.6% of total noninterest expenses, for the third quarter of 2005 and 2004, respectively. For the first nine months, these expenses increased to $808,000 in 2005 from $452,000 a year ago. This increase was mainly attributable to insurance policies required after we became a publicly-traded company.

Municipal and other taxes were $409,000 and $1.3 million for the third quarter and first nine months of 2005, compared to $429,000 and $825,000 for the same periods in 2004. The increase during the first nine months of 2005 is directly attributable to our organic growth and our acquisition of BankTrust in May 2004.

Commissions and service fees on credit and debit cards increased to $312,000 and $1.0 million for the third quarter and first nine months of 2005 as compared to $259,000 and $713,000 for the same periods in 2004. These increases are attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased for the third quarter and first nine months of 2005. This increase was primarily related to our asset growth over these periods. Due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

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

For the third quarter and first nine months of 2005, we recorded income tax expense of $2.4 million and $7.9 million, respectively, compared to $2.8 million and $5.3 million for the same periods in 2004. Net book income before taxes decreased to $7.2 million and increased to $22.7 million during the third quarter and first nine months of 2005, respectively, from $8.2 million and $17.5 million at the same periods in 2004. Current income tax expense decreased to $562,000 and $1.5 million during the third quarter and first nine months of 2005, respectively, from $2.1 million and $3.1 million, for those same periods in 2004. The decrease in our current income tax expense was mainly due to: the decrease in the net book income before taxes attributable to the Eurobank’s operations; the increase in the exempt income, net of related expenses; the reduction in the allowance for loan and lease losses; and the decrease in the servicing asset and in the deferred loan costs. Furthermore, our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by EBS Overseas, our international banking entity subsidiary.

Our deferred tax expense increased to $1.9 million and $6.4 million for the third quarter and first nine months of 2005, respectively, compared to $708,000 and $2.2 million for those same periods in 2004. The increase in our deferred tax expense is due to the decrease in the deferred tax assets. The deferred tax assets decreased by $8.8 million to $6.0 million at September 30, 2005 from $14.8 million at September 30, 2004. This decrease was mainly due to the consumption of the net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002, as further explained below, and a decrease of $4.9 million in the allowance for loan and lease losses to $15.3 million at September 30, 2005 from $20.2 million as of September 30, 2004.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset that resulted from our acquisition of Banco Financiero and BankTrust, we will need to generate future taxable income of approximately $2.2 million and $5.6 million related to their operations, respectively, prior to the expiration of the net operating loss carryforwards through the years 2006 and 2011, respectively. Such operations generated approximately $11.9 million of taxable income during the first nine months of 2005 and considering economies of scale to be achieved from the merger and projected future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences at September 30, 2005 will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

On August 1, 2005, the governor of Puerto Rico approved and signed Law No. 41, which imposes an additional transitory tax of 2.5% on taxable income. This additional tax increases the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. This change in rate resulted in a reduction of $137,000 in the income tax expense for the third quarter of 2005, comprised of an increase in current tax expense of $87,000 and a $224,000 estimated deferred tax benefit.

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

Financial Condition

Our total assets as of September 30, 2005 were $2.381 billion, compared to $2.103 billion as of December 31, 2004. The increase in our total assets during the first nine months of 2005 was primarily the result of organic growth in our investment securities and loan and lease portfolio.

Our total deposits increased to $1.582 billion as of September 30, 2005, compared to $1.409 million as of December 31, 2004. The increase in deposits during the first nine months of 2005 was mainly comprised of broker deposits.

As of September 30, 2005, our stockholders’ equity was $167.8 million, compared to $158.3 million as of December 31, 2004. In addition to earnings from operations, our stockholders’ equity was impacted by accumulated other comprehensive losses of $8.0 million and $3.2 million during the first nine months of 2005 and the year 2004, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. We had $8.9 million and $5.7 million in interest-bearing deposits in other financial institutions as of September 30, 2005 and December 31, 2004, respectively. We had $44.1 million and $42.8 million in purchased securities under agreements to resell as of September 30, 2005 and December 31, 2004, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 3.57% and 1.22% for the nine month period ended on September 30, 2005 and the year 2004, respectively.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and a small portion of securities we intend to hold until maturity, or “held-to-maturity securities.” The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2005:
U.S. treasury securities	$44,985	$44,909	$—	$—	$44,985	$44,909
U.S. government agencies obligations	230,904	228,166	3,999	3,916	234,903	232,082
Collateralized mortgage obligations	353,469	348,657	33,608	33,048	387,077	381,705
Mortgage-backed securities	56,610	56,266	6,674	6,555	63,284	62,821
State and municipal obligations	7,957	7,886	—	—	7,957	7,886
Other investments	—	—	11,609	11,609	11,609	11,609
Total	$693,925	$685,884	$55,890	$55,128	$749,815	$741,012

December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	9,477	9,514
Other investments	—	—	8,716	8,716	8,716	8,716
Total	$558,055	$555,482	$58,220	$58,022	$616,275	$613,504

During the third quarter of 2005, the investment portfolio increased by approximately $128.1 million to $741.8 million as of September 30, 2005 from $613.7 million as of December 31, 2004. The change from December 31, 2004 was primarily due to the net effect of:

●
a $40.0 million sale of US Treasury obligations which would have matured between August and September of 2005, which were sold in an effort to improve the yields of the available for sale securities portfolio;

●	a decrease of $3.0 million in FHLB investments due to monthly principal prepayments and maturity of FHLB obligations, and the redemption of FHLB stocks;

●	a decrease of $1.5 million in Puerto Rico Bonds due to maturity of the PR Public Finance Corp. Bonds;

●	the monthly prepayments for approximately $99.3 million of mortgage backed securities;

●
the purchase of $142.0 million in US government agencies obligations, $4.6 million in FHLB stocks and $134.6 million in mortgage backed securities and collateralized mortgage obligations, to offset the effect of monthly prepayments and sales during the year and to reinvest cash flows at higher market interest rates in order to improve the average yield of the investment portfolio; and

●	a net premium amortization of $4.0 million.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first three quarters of 2005, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 5 years. As of September 30, 2005, after above-mentioned transactions, the estimated average maturity was approximately 3.81 years and the average yield was approximately 4.36% compared to an estimated average maturity of 2.64 years and to an estimated average yield of 4.15% for December 31, 2004. As of September 30, 2005, investment securities having a carrying value of approximately $626.3 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	As of September 30, 2005
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. treasury obligations	$44,909	2.03%	$—	—%	$—	—%	$—	—%	$44,909	2.03%
U.S. government agencies obligations	23,875	2.27	204,291	4.20	—	—	—	—	228,166	3.99
Mortgage backed securities(3)	8,337	3.29	39,758	3.99	5,087	4.37	3,084	6.02	56,266	4.03
Collateral mortgage obligations(3)	—	—	187,081	4.79	161,576	5.05	—	—	348,657	4.91
State & political subdivisions	2,043	3.01	4,133	3.55	209	5.79	1,501	6.27	7,886	3.99
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments available-for-sale	$79,164	2.26%	$435,263	4.43%	$166,872	5.03%	$4,585	6.10%	$685,884	4.33%

Investments held-to-maturity: (2)
U.S. treasury obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government agencies obligations	—	—	3,999	3.90	—	—	—	—	3,999	3.90
Mortgage backed securities(3)	—	—	—	—	6,674	4.80	—	—	6,674	4.80
Collateral mortgage obligations(3)	—	—	17,608	4.73	16,000	4.96	—	—	33,608	4.84
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$21,607	4.58%	$22,674	4.91%	$—	—%	$44,281	4.75%

Other Investments:
FHLB stock	10,226	5.00%	—	—%	—	—%	—	—%	10,226	5.00%
Investment in statutory trust	—	—	—	—	—	—	1,383	7.36	1,383	7.36
Total other investments	$10,226	5.00%	$—	—%	$—	—%	$1,383	7.36%	$11,609	5.28%
Total investments	$89,390	2.57%	$456,870	4.22%	$189,546	5.01%	$5,968	6.39%	$741,774	4.37%

(1)	Based on estimated fair value.
(2)
Almost all of our income from investments securities is tax exempt because 98.48% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of September 30, 2005, our investment in other earning assets included $10.2 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
Type	2005	2004
	(In thousands)

Statutory trusts	$1,383	$1,386
FHLB stock	10,226	7,330
Total	$11,609	$8,716

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $2.1 million and $2.7 million as of September 30, 2005 and December 31, 2004, respectively:

	As of September 30,	As of December 31,
	2005	2004
	(In thousands)

Real estate secured	$623,771	$516,542
Leases	484,792	459,251
Other commercial and industrial	266,283	243,603
Consumer	66,575	74,755
Real estate - construction	69,794	79,334
Other loans	6,966	6,134
Gross loans and leases	$1,518,181	$1,379,619
Plus: Deferred loan costs, net	7,327	6,480
Total loans, including deferred loan costs, net	$1,525,508	$1,386,099
Less: Unearned income	(1,198)	(1,170)
Total loans, net of unearned income	$1,524,310	$1,384,929
Less: Allowance for loan and lease losses	(15,266)	(19,039)
Loans, net	$1,509,044	$1,365,890

As of September 30, 2005 and December 31, 2004, our total loans and leases, net of unearned income, were $1.524 billion and $1.385 billion, respectively. The increase in our loan and lease volume during the nine months ended September 30, 2005 resulted from the organic growth of our operations and is net of $47.4 million of loans sold during the period.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate increased to $623.8 million, or 20.8%, as of September 30, 2005, from $516.5 million as of December 31, 2004. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 41.1% for the nine months ended September 30, 2005, as compared to 37.4% for the fiscal year ended 2004.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first nine months of 2005, approximately 76.65% of our lease financing contracts were for new automobiles, approximately 20.84% were for used automobiles and the remaining 2.51% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $484.8 million, or 5.6%, as of September 30, 2005, from $459.3 million as of December 31, 2004. During March 2005 and September 2005, we sold lease contracts with carrying values of $14.9 million and $15.0 million, respectively, to another financial institution while retaining servicing responsibilities. The lease contracts sold during the first and third quarter of 2005 were sold on a limited recourse basis. The recourse on lease contracts sold in March 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance of all leases at repossession date. The recourse on lease contracts sold in September 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance at the selling date of all leases sold. Lease financing contracts, as a percentage of total loans and leases were 31.9% as of September 30, 2005 and 33.3% at the end of 2004.

There are other commercial and industrial loans, which mainly include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $266.3 million as of September 30, 2005 from $243.6 million as of December 31, 2004. The increase in other commercial and industrial loans in 2005 is attributable to the organic growth of the Bank.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $66.6 million as of September 30, 2005 from $74.8 million as of December 31, 2004. Consumer loans as a percentage of total loans and leases were 4.4% and 5.4% at September 30, 2005 and December 31, 2004.

Construction loans are not a significant part of our total loan and lease portfolio. Construction loans totaled $69.8 million and $79.3 million as of September 30, 2005 and December 31, 2004. Construction loans as a percentage of total loans and leases were 4.6% and 5.8% as of September 30, 2005 and December 31, 2004, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms of up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $2.1 million, as of September 30, 2005, and excluding non-accrual loans amounting to $27.0 million. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$102,409	$–	$1,926	$634	$2,555	$107,524
Real estate — secured	146,002	79,443	240,813	83,901	22,354	572,513
Other commercial and industrial	188,150	21,932	40,693	7,748	2,744	261,267
Consumer	10,412	14,768	28	40,252	408	65,868
Leases	6,578	387,485	–	91,374	–	485,437
Other loans	6,767	–	–	–	–	6,767
Total	$460,318	$503,628	$283,460	$223,909	$28,061	$1,499,376

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $314.8 million as of September 30, 2005.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of September 30,	As of December 31,
	2005	2004
	(Dollars in thousands)

Loans contractually past due 90 days or more but still accruing interest	$7,598	$8,365
Nonaccrual loans	27,035	32,168
Total nonperforming loans	34,633	40,533
Other real estate owned	2,963	2,875
Other repossessed assets	7,232	3,566
Total nonperforming assets	$44,828	$46,974
Nonperforming loans to total loans and leases	2.27%	2.92%
Nonperforming assets to total loans and leases plus repossessed property	2.92	3.37
Nonperforming assets to total assets	1.88	2.23

We continuously review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans and leases in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $100,000 for secured commercial loans and $50,000 for unsecured commercial loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

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

The nonperforming loans and leases decreased to $34.6 million as of September 30, 2005 from $40.5 million as of December 31, 2004. At September 30, 2005, nonaccrual loans acquired from BankTrust amounted to $3.5 million, compared to $7.5 million as of December 31, 2004. The ratio of nonperforming loans and leases over total loans and leases decreased to 2.27% as of September 30, 2005, from 2.92% as of December 31, 2004. All loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. OREO are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO, and related operating income and maintenance expenses, are included in current operations. As of September 30, 2005, our OREO consisted of 16 properties with an aggregate value of $3.0 million, as compared to 12 properties with an aggregate value of $2.9 million as of December 31, 2004.

Other repossessed assets are comprised primarily of repossessed automobiles, equipment and boats. They are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of repossessed assets, and related operating income and maintenance expenses, are included in current operations. Other repossessed assets as of September 30, 2005 and December 31, 2004 were $7.2 million and $3.6 million, respectively. The increase in volume of repossessed assets during the first nine months of 2005 was attributable to increases in volumes of our automobile lease originations and a more aggressive approach by our collection department.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property decreased to 2.92% as of September 30, 2005 from 3.37% as of December 31, 2004.

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

The table below summarizes, for the periods indicated, the daily averages during the period, loan and lease balances at the end of each period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Nine months Ended September 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Average total loans and leases outstanding during period	$1,469,750	$1,217,723
Total loans and leases outstanding at end of period, including loans held for sale	$1,526,412	$1,387,613
Allowance for loan and lease losses:
Allowance at beginning of period	$19,039	$9,394
Charge-offs:
Real estate — secured	—	5
Commercial and industrial	4,304	3,329
Consumer	1,961	1,196
Leases	5,998	5,806
Other loans	122	164
Total charge-offs	12,385	10,500
Recoveries:
Real estate — secured	—	—
Commercial and industrial	446	154
Consumer	193	233
Leases	1,622	1,741
Other loans	11	15
Total recoveries	2,272	2,143
Net loan and lease charge-offs	10,113	8,357
Provision for loan and lease losses	6,340	7,100
Allowance of acquired bank - BankTrust	—	10,902
Allowance at end of period	$15,266	$19,039
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.92%	0.69%
Allowance for loan and lease losses to total loans at end of period	1.00	1.37
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	88.33	43.89
Net loan and lease charge-offs to provision for loan and lease losses	159.51	117.70

(1)	Annualized as of September 30, 2005.

The allowance for loan and lease losses decreased by 19.8%, or $3.8 million, to $15.3 million at September 30, 2005, as compared to $19.0 million at December 31, 2004. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.00% at September 30, 2005 from 1.37% at December 31, 2004. The decrease in the allowance for loan and lease losses was impacted by approximately $2.5 million in net charge-offs on loans acquired from The Bank & Trust of Puerto Rico, in which adequate allowances were also required and accordingly, additional provision was not considered necessary to replenish the reduction in the allowance. In addition, loan portfolio growth during the year 2005 has been mostly concentrated in commercial loans secured by real estate, on which the loss risk is less than in the other loan categories. We consider that the allowance for loan and lease losses, which is 1.0% of total loans and leases at September 30, 2005, is adequate to absorb probable losses in the portfolio.

In June 2004, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. As of September 30, 2005, $1.1 million was charged resulting from this practice, compared to $1.5 million as of December 31, 2004.

We have the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience for the previous year end. For the nine months ended on September 30, 2005 and year 2004, we used a historical loss ratio in lease finance contracts of approximately 15% and 12.0%, respectively. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of September 30, 2005, $1.2 million had been charged off for this purpose, compared to $1.1 million as of December 31, 2004.

Annualized net charge-offs as a percentage of average loans was 0.92% for the first nine months of 2005, as compared to 0.69% and 0.68% for year 2004 and the first nine months of 2004, respectively. Increased shown when comparing the first nine months of 2005 with year 2004 is mainly attributable to increased volumes in the loan and lease portfolio, to our decision to fully charge off our lease finance contracts that are over 365 days past due, and also to the net charge-offs related with the acquisition of BankTrust, as explained previously.

Net charge-offs as a percentage of provision for loan and lease losses increased to 159.51% as of September 30, 2005, from 117.70% at December 31, 2004. The increase in this ratio was mainly attributable to the net charge-offs on loans acquired from BankTrust as mentioned above and our decision to fully charge off most of our lease finance contracts that are over 365 days past due. Also, during the second and third quarter of 2005, the commercial and industrial charge-offs included the unsecured portions of a loan granted to a computer retailing company amounting to $601,000 and $550,000 related to a loan granted to a construction company, respectively.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.4 million at September 30, 2005 and $11.3 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine months Ended			Year Ended
	September 30, 2005			December 31, 2004
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$127,877	8.73%	–%	$119,847	9.39%	–%
Money market deposits	57,215	3.91	2.10	62,346	4.88	2.14
NOW deposits	48,287	3.30	1.82	40,931	3.21	1.80
Savings deposits	263,960	18.03	2.28	261,660	20.50	2.38
Time certificates of deposit in denominations of $100,000 or more	199,998	13.66	3.13	203,129	15.91	2.16
Brokered certificates of deposits in denominations of $100,000 or more	605,584	41.37	3.78	396,531	31.07	3.79
Other time deposits in denominations of less than $100,000	161,065	11.00	3.06	192,046	15.04	2.92
Total deposits	$1,463,986	100.00%		$1,276,490	100.00%

Total deposits at September 30, 2005 and December 31, 2004 were $1.582 billion and $1.409 billion, respectively, representing an increase of $172.8 million, or 12.26%, in the first nine months of 2005. Average deposits for the third quarter and first nine months of 2005 were $1.518 billion and $1.464 billion, respectively, as compared to $1.412 billion and $1.239 billion for those same periods in 2004. These increases in average deposits during the first nine months of 2005 were attributable to our organic growth. The following table presents the composition of our deposits by category as of the dates indicated:

	As of September 30,	As of December 31,
	2005	2004
	(In thousands)
Interest bearing deposits:
Now and money market	$82,313	$118,076
Savings	239,592	278,802
Broker certificates of deposits in denominations of less than $100,000	4,557	24,115
Brokered certificates of deposits in denominations of $100,000 or more	782,097	487,890
Time certificates of deposits in denominations of $100,000 or more	208,150	200,474
Other time deposits in denominations of less than $100,000	129,094	161,783
Total interest bearing deposits	$1,445,803	$1,271,140
Plus: non interest bearing deposits	136,022	137,896
Total deposits	$1,581,825	$1,409,036

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in now and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the island. Accordingly, in order to take advantage of historically low funding costs, brokered deposits increased to $786.7 million as of September 30, 2005 from $512.0 million as of December 31, 2004. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time and brokered deposits of $100,000 or more as of the dates indicates:

	September 30, 2005	December 31, 2004
	(In thousands)
Three months or less	$478,064	$140,228
Over three months through six months	65,598	74,461
Over six months through 12 months	92,680	108,084
Over 12 months	353,905	365,591
Total	$990,247	$688,364

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the third quarter of 2005 and December 31, 2004:

	Quarter Ended September 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Balance at period-end	$556,529	$463,409
Average monthly aggregate balance outstanding during the period	564,141	312,169
Maximum aggregate balance outstanding at any month-end	614,650	465,302
Weighted average interest rate for the period	3.58%	1.70%
Weighted average interest rate at period-end	3.63%	2.47%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the third quarter of 2005 and December 31, 2004:

	Quarter Ended September 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Balance at period-end	$10,371	$10,404
Average monthly aggregate balance outstanding during the period	10,375	10,450
Maximum aggregate balance outstanding at any month-end	10,404	10,700
Weighted average interest rate for the period	4.90%	5.59%
Weighted average interest rate at period-end	4.80%	4.97%

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

Interest expense on notes payable to statutory trusts amounted to approximately $2.3 million and $1.7 million for the nine months periods ended September 30, 2005 and 2004, respectively.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, a private placement and capital derived from the issuance of the 2002 Debentures. As of September 30, 2005 and December 31, 2004, total stockholders’ equity was $167.8 million and $158.3 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our Prospectus on Form S-1 dated August 11, 2004.

As of September 30, 2005, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$236,041	13.59%	$	≥ 138,934	≥ 8.00%	N/A
Eurobank.	185,473	10.66		≥139,198	≥ 8.00	≥ 173,977	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,558	12.70		≥69,647	≥ 4.00	N/A
Eurobank	149,990	8.62		≥69,599	≥ 4.00	≥ 104,386	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,558	9.45		≥93,374	≥ 4.00	N/A
Eurobank	149,990	6.43		≥93,308	≥ 4.00	≥ 116,629	≥ 5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	$	≥ 126,564	≥ 8.00%	N/A
Eurobank.	169,705	10.67		≥ 127,286	≥ 8.00	≥ 159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73		≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20		≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91		≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42		≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain a relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets at September 30, 2005 and December 31, 2004 totaled approximately $193.8 million and $180.0 million, respectively. Our Core Basis Surplus liquidity level was 5.0% and 5.8% as of September 30, 2005 and December 31, 2004, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $355.6 million at September 30, 2005, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $27.5 million at September 30, 2005.

During first nine months of 2005, asset growth was funded primarily with growth in deposits. The deposit growth as of September 30, 2005 was distributed as follows: $1.9 million decrease in demand deposits; $75.0 million decrease in savings accounts; $249.6 million increase in time deposits of which $274.6 million was comprised of brokered deposits. There was an increase of $93.1 million in the level of borrowings, which was primarily attributable to securities sold under agreements to repurchase. During the first nine months of 2005, cash inflows from operating activities exceeded cash outflows by $32.6 million.

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

Our net cash outflows from investing activities for the nine months ended September 30, 2005 and for the year 2004 were $293.9 million and $294.7 million, respectively. The higher net investing cash outflows experienced in 2005 and 2004 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the nine months ended September 30, 2005 and the year 2004 were $265.3 million and $252.5 million, respectively. During the first nine months of 2005 the net financing cash inflows were primarily provided by proceeds from prepayments, maturity and sale of investments. During 2004, the net financing cash inflows were mostly provided by repurchase agreements growth and the net proceeds from the issuance of common stock.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At September 30, 2005, the Bank had interest rate swap agreements which converted $30.8 million of fixed rate time deposits to variable rate time deposits of which $10.8 million will mature between 2010 and 2013 and $20.0 million between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 12 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2005, we modeled rising and declining interest rate simulations in 100 basis point increments over a twelve month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12 months period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12 months period. At September 30, 2005, the net interest income for year one in the 100 basis point falling rate scenario was calculated at $343,000, or 0.49%, higher than the net interest income in the rates unchanged scenario, and $526,000, or 0.76%, higher than the net interest income in the rates unchanged scenario with a 200 basis point decrease as of the same date. These exposures are well within our policy guidelines of 15.0%. At September 30, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $230,000, or 0.33%, higher than the net interest income in the rates unchanged scenario, and $438,000, or 0.63%, higher than the net interest income in the rate unchanged scenario with a 200 basis point increase as of the same date. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2005:

	Change in Future Net Interest Income
	At September 30, 2005
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$438	0.63%
+100 basis points over one year	230	0.33
-100 basis points over one year	343	0.49
-200 basis points over one year	526	0.76

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing. During the past few years, we positioned our balance sheet for an increase in interest rates by purchasing mostly short-term investments with maturities or estimated maturities between 1½ to 4 years. During the first three quarters of 2005, we have seen higher interest in the short terms creating a flat curve and decided to reinvest a portion of the estimated cash inflows for the next 12 months at current higher yields and for maturities or estimated maturities between 2 years to 5 years. Also decided to maintain the new funding mostly for short terms up to 3 months, and expect to repay a portion of it during the next months with the estimated cash inflow from maturing investments. The result of this strategy shall improve the return on the investment portfolio during the next few months. This has changed our short term Gap position from Asset sensitive to Liability sensitive. The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at September 30, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2005 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$44,102	$2,969	$—	$—	$—	$—	$47,071
Investment securities and FHLB/ Federal Reserve Bank stock	—	161,485	84,955	265,572	228,370	—	740,382
Loans	—	813,739	76,749	298,283	322,375	—	1,511,146
Fixed and other assets	—	—	—	—	—	81,990	81,990
Total assets	$44,102	$978,193	$161,704	$563,855	$550,745	$81,990	$2,380,589

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$—	$39,372	$—	$—	$283,685	$136,022	$459,079
Certificates of deposit	—	586,605	126,944	209,714	200,655	—	1,123,918
Borrowed funds	—	517,535	9,141	18,807	66,417	—	611,900
Other liabilities	—	—	—	—	—	17,879	17,879
Total swaps payable	—	30,800	(10,800)	—	(20,000)	—	—
Stockholders’ equity	—	10,763	—	—	—	157,050	167,813
Total liabilities and stockholders’ equity	$—	$1,185,075	$125,285	$228,521	$530,756	$310,951	$2,380,589
Period gap	$44,102	($206,882)	$36,419	$335,334	$19,989
Cumulative gap	$44,102	($162,780)	($126,361)	$208,973	$228,962
Period gap to total assets	1.86%	-8.70%	1.53%	14.11%	0.84%
Cumulative gap to total assets	1.86%	-6.85%	-5.32%	8.79%	9.63%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	86.26%	90.36%	113.58%	111.06%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,600	$1,200	$—	$571
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,108	3,162	2,015	11,194
Total	$10,708	$4,362	$2,015	$58,158

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of September 30, 2005 and December 31, 2004, we had commitments to extend credit of $274.2 million and $269.4 million, respectively. These commitments included standby letters of credit of $10.8 and $10.5 million, for September 30, 2005 and December 31, 2004, respectively, and commercial letters of credit of $2.2 million and $1.8 for the same periods. In accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at September 30, 2005 and December 31, 2004, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006. We believe that the impact would not be material to our financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This statement, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the retrospective application of a voluntary change in accounting principles or a change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions, to prior period’s financial statements, rather than recognizing the cumulative effect of the voluntary change in accounting principle in the net income of the period of the change. The retrospective application is required unless it is impracticable to determine the specific period of the effect or the cumulative effect of the change. Under these instances, the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and the corresponding adjustments should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. Furthermore, if it is also impracticable to determine the cumulative effect of applying a change in accounting principle to all periods, this statement establishes that the new accounting principle be applied as if it was adopted prospectively. This statement also requires that the retrospective application of a change in accounting principle be limited to the direct effect of the change only. The indirect effects should be recognized in the period of the accounting change. In addition, this statement also establishes that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is effective for accounting and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In October 2005, the Financial Accounting Standards Board (FASB) released proposed FASB Staff Position (FSP) No. 133-a, Accounting for Unrealized Gains (Losses) Relating to Derivative Instruments Measured at Fair Value under Statement 133. The proposed addresses the initial recognition and measurement of unrealized gains and losses on derivative instruments for which the transaction price does not represent the fair value of the instrument. It states that when an initial unrealized gain or loss is associated with a derivative instrument for which the fair value was measured through use of a model value with “level 5” inputs, realization of the gain or loss must be deferred until a more reliable fair-value estimate can be made or until the contract matures or is exercised.

On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. However, as discussed in the “Explanatory Note as to Reclassification in the Consolidated Statements of Income,” as part of the “Management Discussion and Analysis of Financial Condition and Results of Operations,” during our assessment of internal controls, as required by the Sarbanes-Oxley Act of 2002, we found a classification error related to the application of FAS 91.

As a result, certain procedures were changed related to the recording and classification of loan origination costs. Controls over these procedures have been enhanced accordingly.

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

EUROBANCSHARES, INC.

Date: November 10, 2005	By:	/s/ Rafael Arrillaga Torréns, Jr.

Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Yadira R. Mercado

Yadira R. Mercado Chief Financial Officer