Form 10-K/A
period 2004-12-31
EUROBANCSHARES INC
filed 2006-03-08
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K/A

AMENDMENT NO. 2 TO FORM 10-K

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

EUROBANCSHARES, INC.

INDEX

PAGE
EXPLANATORY NOTE	1
PART I	1
Item 1. Business.	1
SIGNATURES	28

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 31, 2005 (the “Original Form 10-K”), and is being filed solely to amend Part I, Item 1 “Business” to correct certain information contained in a table presenting the dollar volume of mortgage originations by Eurobank and the end of period balances of mortgages for the periods presented therein that were erroneously reported due to an error experienced in the Edgarization process of the Original Form 10-K.

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

Except as otherwise stated herein, no other information contained in the Original Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, is amended by this Amendment No. 2 on Form 10-K/A. This Amendment No. 2 on Form 10-K/A continues to reflect circumstances as of the date of the Original Form 10-K/A and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

PART I

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

•
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

•
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

•
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

•
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

•
De Novo Branching and Acquisitions. We seek to increase our presence throughout the Island through selective acquisitions and the opening of de novo branches in attractive locations. Our de novo expansion outside of the San Juan metropolitan market has followed Puerto Rico’s primary traffic arteries to areas that have been growing.

•
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

BankTrust Acquisition

On May 3, 2004, we acquired all of the capital stock of BankTrust, a Puerto Rico chartered commercial bank, through the merger of BankTrust with and into Eurobank. The aggregate purchase price for the capital stock of BankTrust was $23.4 million, and consisted of the issuance of 683,304 shares of our common stock, 430,537 shares of our Series A Preferred Stock, and $6.5 million in cash. There were no changes in our Board of Directors or our senior management team as a result of the BankTrust acquisition. We funded a portion of the purchase price with proceeds we received from the issuance of 733,316 shares of our common stock at $8.13 per share in a private placement of our common stock to our existing stockholders and option holders. In connection with the private placement and the acquisition of BankTrust, our Board of Directors engaged an independent third-party financial advisor, Feldman Financial Advisors, Inc., to determine the fairness, from a financial point of view, to our stockholders of the merger consideration paid to BankTrust’s stockholders and the terms of the private placement. The acquisition was accounted for using the purchase method of accounting under generally accepted accounting principles.

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

In connection with the BankTrust acquisition, we retained 41 of the 180 BankTrust employees and closed four of the five branches, which should result in immediate cost savings to us. Under the terms of the merger agreement, a substantial portion of the costs and expenses associated with the branch closings, the liquidation of its operations, and employee reductions were effectively borne by the stockholders of BankTrust through a reduction in the aggregate purchase price. These costs and expenses also included prepayment penalties and fees on all FHLB advances BankTrust had prior to closing. In addition, a substantial portion of the problem assets of BankTrust were transferred to a special purpose vehicle immediately prior to closing for the benefit of the BankTrust stockholders. These problem assets were comprised primarily of (1) loans and leases generated by BankTrust that we identified as having additional loss potential, (2) loans and leases related to boat financing, automobile or equipment leasing and personal installment loans financing, that were in nonaccrual status and/or were 90 days past due as of the effective date of our acquisition of BankTrust, and (3) loans and leases previously charged off by BankTrust. In addition, BankTrust transferred the following assets to the special purpose vehicle under the terms of the merger agreement:

•	sufficient funds to pay lease payments on BankTrust’s operating leases until their expiration date;

•	certain furniture and equipment of BankTrust;

•	certain causes of action of BankTrust; and

•	$200,000 in cash.

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

Under the trade name “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2004, we held $459.3 million in leases, representing 33.3% of our gross loan and lease portfolio. During 2004, approximately 98.3% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value, the numerous risk mitigation parameters that we utilize in the credit underwriting process and the higher yields we earn on lease products. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the senior leasing officer, who has the authority to approve aggregate credit extensions of up to $125,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum dollar amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters, down payments and employment history parameters.

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

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000

Originations	$257,808	$185,321	$138,992	$78,835	$64,138
End of period balance	$459,251	$315,935	$256,087	$138,629	$80,270

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

The following table sets forth the dollar volume of mortgage originations by Eurobank and the end of period balances of mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000

Originations	$28,028	$53,880	$32,635	$30,862	$15,701
End of period balance	$51,730	$15,941	$34,198	$18,567	$15,117

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

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that:

•	states that the bank holding company elects to become a financial holding company;

•	provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company;

•	certifies that each depository institution controlled by the bank holding company is “well-capitalized” as of the date the bank holding company submits its declaration;

•	provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and

•	certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration.

The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:

•	financial in nature;

•	incidental to such financial activity; or

•	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

•
common stockholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments; less net unrealized losses on marketable equity securities);

•	certain noncumulative perpetual preferred stock and related surplus; and

•	minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets.

The remainder, supplementary (Tier 2) capital, may consist of:

•	allowance for loan and lease losses, up to a maximum of 1.25% of risk-weighted assets;

•	certain perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	perpetual debt;

•	mandatory convertible debt securities;

•	term subordinated debt;

•	intermediate-term preferred stock; and

•	certain unrealized holding gains on equity securities.

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

Check Clearing for the 21st Century Act

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

EUROBANCSHARES, INC.

Date: March 8, 2006	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2006	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: March 8, 2006	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 8, 2006	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez
Director

Date: March 8, 2006	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar
Director

Date: March 8, 2006	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni
Director

Date: March 8, 2006	By:	/s/ Plácido González Córdova
Plácido González Córdova
Director

Date: March 8, 2006	By:	/s/ Jorge Calderón Drowett
Jorge Calderón Drowett
Director

Date: March 8, 2006	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía
Director

Date: March 8, 2006	By:	/s/ Diana López-Feliciano
Diana López-Feliciano
Director

Date: March 8, 2006	By:	/s/ William Torres Torres
William Torres Torres
Director