Form 10-K
period 2005-12-31
EUROBANCSHARES INC
filed 2006-03-16
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-50872

EUROBANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico		66-0608955
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

270 Muñoz Rivera Avenue, San Juan, Puerto Rico 00918
(Address of principal executive offices, including zip code)

(787) 751-7340
(Registrant’s telephone number, including area code) _____________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$0.01 per share
_____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $158.0 million.

The number of shares outstanding of the issuer’s Common Stock as of March 13, 2006 was 19,422,458 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

EUROBANCSHARES, INC.

i

PART I

ITEM 1. Business.

Overview

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of December 31, 2005, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.6 billion, total deposits of $1.7 billion, and stockholders’ equity of $165.0 million.

Eurobank is a full-service Puerto Rico commercial bank with 23 branches located throughout the island. The Bank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico and the United States, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. As a traditional commercial bank, Eurobank earns interest on loans, leases and investment securities that are funded by customer deposits, borrowings, retained earnings and equity. The difference between the interest received and the interest paid has historically comprised the majority of our earnings.

We are a relationship-driven financial services company focused on providing personalized banking services. We established our position in the small and middle market business community as a secondary alternative to our larger competitors, who we believed were under-serving the market. Today, we compete head to head with all Puerto Rico commercial banks for the primary banking relationship of these customers. Our personalized customer service and experienced and focused management team are at the core of our strategy. While we have grown in size, we remain focused on providing services with a personal touch. Additionally, we have sought to further develop our footprint throughout the entire island by opening branches along the main vehicular arteries that circle Puerto Rico. By the year 2007, we intend to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico. We believe this is achievable with a 27 branch network.

Our niche is to provide one-on-one services to small and mid-sized commercial businesses in Puerto Rico. Most of these businesses are involved in service industries, wholesale and retail distribution, dairy farming, construction, manufacturing, transportation and professional services, and have annual sales between $2.0 and $40.0 million. However, we also provide responsive customer service and convenient banking products to smaller companies with sales ranging from $500,000 to $2.0 million, consisting primarily of lawyers, healthcare providers, CPAs, engineers, small contractors and other professionals. While we do not mass market to the retail segment, we do provide retail banking services to the owners and families of our targeted commercial and small business customers, their employees and individuals who reside or work near our branch offices. These customers are usually also depositors of Eurobank. We seek to provide all of our customers with quick, responsive service and foster a culture in which customers are valued and respected.

We target experienced real estate developers and provide them with acquisition, development, and construction loans. We place particular emphasis on single-family homes, townhouses, and walk-up developments throughout the Island. We also finance commercial real estate development and construction projects, particularly if they are owner-occupied, ideally limiting our maximum credit exposure between $7.5 million and $10.0 million for these types of credits. Under the tradename “EuroMortgage,” we support these activities by providing financing to the purchasers of these real estate units. In addition, through a staff of salespeople, today we also provide mortgages to our branch customers and the general public. On a selective basis, we provide financing to owner-occupied properties and to a lesser extent to income producing properties.

In 1999, under the tradename “EuroLease,” we began providing open-end lease financing pursuant to which the lessee is responsible for the residual value, if any, of the leased asset. This short to medium-term fixed rate financing blends well with our primarily floating rate commercial loan portfolio.

Long-term, it is our objective to leverage our relationships with our primary customers by cross-selling to them a complete array of banking products and services directly or through third-party providers. Through our trust department and EuroSeguros, we seek to assist our customers with a full array of wealth management products and services.

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

We have developed a strategy that focuses on providing superior service through highly qualified and relationship-oriented employees who are committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. We believe this strategy has already proven successful as evidenced by our four-year compounded annual growth in earnings of 29.91% and diluted earnings per share of 14.11% from 2001 to 2005. The key elements of our strategy are:

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

●
Provide Superior and Convenient Service to Our Customers. We strive to provide superior customer service through convenient access to Eurobank’s branches and personalized relationship banking. We have 23 branch offices strategically located throughout Puerto Rico. Eurobank intends to open four additional branches by the end of 2007. After the addition of these new branch offices, we will have a branch office located within a convenient drive of approximately 80% of the island’s population. Under our business model, we provide each commercial customer with its own relationship manager for all its banking needs. These relationship managers and our executive management team regularly visit customers at their places of business.

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

Our De Novo Branch and Acquisition Strategy

Our growth strategy is concentrated on increasing our banking presence throughout the island of Puerto Rico. Our recent expansion has been the result of internal growth, acquisitions and the opening of de novo branch offices. Consistent with our operating philosophy and growth strategy, we regularly evaluate opportunities to acquire other banks or bank branches, expand our market coverage and share through de novo branching and enhance our product and service offerings. Eurobank’s expansion out of the San Juan metropolitan area has followed Puerto Rico’s primary traffic arteries to new locations poised for growth. We believe that the Puerto Rico banking environment, which is dominated by large banks, has afforded us a continuing opportunity to gain new customer relationships and to expand existing relationships. The growth in our branch network has expanded our presence throughout the Island and increased our customer base. Each branch now has the ability to sell not only traditional products such as commercial credit, leasing, construction, mortgages, consumer credit and personal secured loans, but also to cross-sell our entire product line, including insurance through EuroSeguros, and investment products through our trust department account representatives.

De Novo Branches

During the past three years, we have opened four new banking offices in Aguadilla, Canóvanas, Hatillo and Mayagüez. We are currently planning to open branches in the following municipalities: Fajardo, Cabo Rojo/San Germán, Yauco and Cayey. Our newer branches are located along the major vehicular arteries that encircle the island of Puerto Rico. By the year 2007, we expect to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico.

Mergers and Acquisitions

Since 1997, we have completed acquisitions of three banks in Puerto Rico with combined assets of approximately $679.4 million. In the early 1990s, we acquired two branches from Banco Financiero and certain assets and liabilities of a failed bank from the FDIC. The following is a summary of our material acquisitions since 1997.

BankTrust Acquisition

On May 3, 2004, we acquired all of the capital stock of BankTrust; a Puerto Rico chartered commercial bank, through the merger of BankTrust with and into Eurobank. The aggregate purchase price for the capital stock of BankTrust was $23.4 million, and consisted of the issuance of 683,304 shares of our common stock, 430,537 shares of our Series A Preferred Stock, and $6.5 million in cash. There were no changes in our Board of Directors or our senior management team as a result of the BankTrust acquisition. We funded a portion of the purchase price with proceeds we received from the issuance of 733,316 shares of our common stock at $8.13 per share in a private placement of our common stock to our existing stockholders and option holders. In connection with the private placement and the acquisition of BankTrust, our Board of Directors engaged an independent third-party financial advisor, Feldman Financial Advisors, Inc., to determine the fairness, from a financial point of view, to our stockholders of the merger consideration paid to BankTrust’s stockholders and the terms of the private placement. The acquisition was accounted for using the purchase method of accounting under generally accepted accounting principles.

BankTrust provided a broad range of financial products and services to its customers, including commercial, mortgage and personal loans, financial leases, checking and savings accounts, asset management and trust services. BankTrust operated five branch offices - two were located in San Juan and the other three were located in Guaynabo, Mayagüez and Ponce. BankTrust also had one loan production office in San Juan and operated an IBE under the name “BT International.” As of June 1, 2004, we had closed four of the five BankTrust branches, as well as the loan production office, and consolidated these operations into our existing branch network. Eurobank continued to operate BT International as a division of Eurobank under the tradename of EBS International Bank and the Guaynabo branch office as a branch of Eurobank. On the closing date, the estimated fair value of the assets acquired was $522.0 million and the estimated fair value of the deposits and other liabilities assumed was $492.9 million.

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

Products and Services

Eurobank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. We provide our customers with internet banking, electronic funds transfers through ACH services, cash management, vault services, and loan and deposit sweep accounts. While we offer a wide variety of financial services to our customers, our primary products and services are grouped in the following categories: commercial banking, leasing (“EuroLease”), mortgage banking (“EuroMortgage”), and trust and wealth management. In addition, we provide automobile, property and casualty, and guaranteed auto protection insurance to customers in our market area through our other wholly owned subsidiary, EuroSeguros. The following provides a summary description of our core products and services:

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

Commercial and Construction Loans

In the commercial banking area, Eurobank focuses on providing commercial and construction loans to local businesses. These businesses generally have annual sales ranging from $2.0 million to $40.0 million, and financing requirements between $1.0 million and $10.0 million.

At December 31, 2005, commercial loans totaled $884.4 million, or 56.33% of our gross loan and lease portfolio. Commercial loans include lines of credit and commercial term loans to finance operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

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

At December 31, 2005, construction loans totaled $82.7 million, or 5.26% of our gross loan and lease portfolio. We seek to market our construction loans to experienced developers who develop residential units throughout the Island and whose peak maximum credit needs for a particular project generally are between $7.5 million and $10.0 million. Construction loans generally have terms of 18 months, with options to extend for additional periods to complete construction and sale of the units. We usually require a 20.0% equity capital investment by the developer and loan-to-value ratios of not more than 80.0% of anticipated completion value.

Over the last five years, our commercial and construction loans have grown 36.76% on a compounded basis. The following table shows end of period balances of commercial and construction loans for the periods indicated below:

As of December 31,
2005	2004	2003	2002	2001
(In thousands)
$967,049	$786,438	$525,251	$435,322	$276,447

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

Consumer Loans

Although Eurobank focuses on marketing commercial loans to local businesses, it also provides consumer credit and personal secured loans to the owners and employees of these businesses. At December 31, 2005, consumer loans totaled $82.7 million, or 5.26% of our gross loan and lease portfolio. Our consumer loan portfolio is subject to certain risks, including: (1) amount of credit offered to consumers in the market; (2) interest rate increases; and (3) consumer bankruptcy laws which allow consumers to discharge certain debts. We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $25,000; (3) strictly adhering to written credit policies; and (4) conducting an independent credit review.

The only major consumer loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $40.0 million as of December 31, 2005. In 2005 and 2004, the total loss on the sale of repossessed boats at the date of repossession was approximately $547,000 and $39,000, respectively. We did not have any marine loans during 2003.

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

Under the tradename “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2005, we held $487.9 million in leases, representing 31.07% of our gross loan and lease portfolio. During 2005, approximately 97.62% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value, the numerous risk mitigation parameters that we utilize in the credit underwriting process and the higher yields we earn on lease products. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the senior leasing officer, who has the authority to approve aggregate credit extensions of up to $175,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum dollar amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters, down payments and employment history parameters.

We are reviewing the existing lease portfolio to determine the percentage of borrowers displaying subprime lending characteristics. This analysis contemplates the segregation of the lease portfolio in different categories based on the characteristics of each borrower. Upon completion of this review, we will be able to determine whether the performance of these categories is distinct from other risk categories of the lease portfolio. In connection with this review, our policy on leasing lending practices was amended in July 2005 to provide additional guidance governing borrowers presenting subprime lending characteristics. In October 2005, we started to record in our credit system all approved lease transactions with two or more subprime characteristics and submit reports to senior management on a monthly basis, which, if necessary, shall be submitted to the Board of Directors on a quarterly basis. This recording will enable us to monitor the performance of such leases in the future.

Approximately 43.70% of our new automobile leases are financed on a no residual value basis because the automobiles are transferred to the lessee at the end of the lease term. For those that do have a residual value, the lessee is contractually responsible for the full residual amount at the end of the lease term. We do not have the risk of fluctuations in automobile values relative to residual value. Instead, our risk is a credit risk regarding whether the lessee will perform on its obligation to purchase the automobile at the end of the contract at residual value. In addition, in some instances EuroLease will refinance the automobile purchased at the residual value.

New automobile leases are offered for terms of up to 72 months. Leases with terms of 72 months will be financed based on no residual value. Lessees may also choose a 60-month lease term, in which case we offer financing with a maximum of a 35% residual value. This higher residual value product is usually offered mostly on high-end European and Japanese automobiles based on historical used automobile resale values.

Under current Puerto Rican law, the lessee is deemed to be the title holder of a leased automobile and therefore is responsible for all tort liability associated with the operation and possession of the automobile.

We have developed procedures designed to facilitate the success of our lease financing business. Our account executives generate the leases at the automobile dealer level. We are selective with respect to our customers, and are aided in this selection by referrals from the automobile dealers. We also market this service to our targeted customers. While most of our leases are for automobiles, in some cases we have been willing to provide equipment lease financing for our commercial customers.

We believe the collection process is an integral component to a successful leasing business. Our collection efforts with respect to leases start 10 days after the due date of each lease. A collections staff of eleven internal collectors and nine outside collectors is managed by two Collections Managers and three supervisors.   To reinforce outside collectors, additional resources are obtained by hiring external collection agencies that provide support on certain accounts. Also, in October 2005 we hired a Collections Department Head, a senior collections officer with significant experience in this area, to better enable us to manage delinquencies and repossessed assets in the future. Our internal collectors are responsible for all efforts to collect on leases under 30 days past due. If a customer cannot be reached by phone, the account is then assigned to the outside collector’s staff. When the account reaches 60 days past due, repossession efforts are started. If a customer does not deliver the automobile voluntarily, the case is referred to our outside collections lawyers. Most of our repossessions are voluntary. Court proceedings for repossession take approximately 60 days. Once repossessed, vehicles and equipment are initially recorded at the lower of fair value or book value at the date of repossession, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made quarterly after its repossession. Additional declines in value after repossession, if any, are charged to current operations. Gains or losses on disposition of repossessed assets and related maintenance expenses are included in current operations. The total loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession was 19.9% in 2005, 16.0% in 2004, and 14.2% in 2003. The increase in our loss on the sale of repossessed vehicles and equipment as a percentage of the lease balance at the date of repossession for the last three years was due in part to increases in the size of our lease portfolio, which increased our volume of repossessed assets, and to portfolio deterioration primarily in the last quarter of 2005. Repossessed vehicles and equipment were $6.4 million, $2.9 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The ratio of loss on the sale of repossessed assets to our leasing portfolio calculated using the year end balance was 0.92% in 2005, 0.68% in 2004, and 0.82% in 2003. These fluctuations were mainly due to aforementioned aggressive efforts and the increase in our lease portfolio from $315.9 million at the end of fiscal 2003 to $487.9 million at the end of fiscal 2005, an increase of 54.42%, and to portfolio deterioration primarily in the last quarter of 2005. We intend to take all necessary steps to react proactively to the evolving lending environment. In order to maintain the quality of our leasing portfolio, we have tightened our underwriting standards for our automobile loans and hired additional experienced underwriting personnel.

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Originations	$230,985	$257,808	$185,321	$138,922	$78,835
End of period balance	$487,863	$459,251	$315,935	$256,087	$138,629

Eurobank intends to maintain its lease origination volume at current levels and focus on improving the overall quality and service to its network of dealers. In doing so, we also intend to provide dealers, on a selective basis, with floor plan financing. We seek to avoid an excess concentration of leases as a percentage of interest-earning assets. We plan to maintain the approximate size of the lease portfolio relative to the size of the total loan portfolio, while increasing the volume of leases originated for resale to other financial institutions. Typically, we retain the right to service the leases we sell. During 2005, we sold approximately $29.9 million in leases, compared to $30.0 million and $50.0 million in leases sold during 2004, and 2003, respectively. For more information regarding the accounting treatment of these servicing assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Servicing Assets,” and “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements.

Mortgage Banking

Under the tradename “EuroMortgage,” Eurobank offers Federal National Mortgage Association, or FNMA, Veterans Affairs, or VA, and Federal Housing Administration, or FHA, and Freddie Mac loans, as well as conforming and non-conforming mortgage loans. We are an approved seller/servicer for FNMA and Freddie Mac. Eurobank has continued to make inroads in the market by providing for the efficient and expeditious turnaround of new loan applications and by establishing certain strategic relationships that allow access to secondary mortgage markets on a best price basis. At December 31, 2005, mortgage loans totaled $44.8 million, representing 2.86% of our gross loan and lease portfolio.

Our targeted market for mortgage banking is the financing of the homes in the Island or units financed by our construction lending department. We also provide mortgage banking services to our retail customers and to the owners, executives and employees of our targeted commercial customers. In addition, our salespeople engage in marketing and direct selling efforts to the general community. All mortgages originated by Eurobank are fixed-rate mortgages with a maximum term of 30 years. A majority of the mortgage loans we originate are sold to other financial institutions with servicing released. We have been authorized by FNMA and Freddie Mac to create mortgage loan pools to be sold in the secondary market or marketed in connection with our wealth management activities. However, as of December 31, 2005, we had not created any such pool. It is our intention to create such pools in the future.

The following table sets forth the dollar volume of mortgage originations by Eurobank and the end of period balances of mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Originations	$21,112	$28,028	$53,880	$32,635	$30,862
End of period balance	$44,841	$51,730	$15,941	$34,198	$18,567

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

Trust and Wealth Management

We established Eurobank’s trust and wealth management to cross-sell retirement benefits, personal and corporate trust and wealth management services to the owners, executives and employees of our customer base. As of December 31, 2005, Eurobank had approximately $200.4 million in trust assets under management, primarily acquired in the BankTrust merger. Historically, the revenues associated with our trust and wealth management have not been material, but as a result of the BankTrust acquisition, we expect an increase in revenues generated by this group in the upcoming years.

We offer a full array of investment products and services through a third-party broker dealer in order to serve our customers’ investment needs. This is part of our strategy of creating financial centers in which each customer may access a variety of integrated financial products and services. Investment products are offered through an association with National Financial Services, LLC, a registered broker-dealer. In relation to our wealth management efforts, we offer financial planning and investment management/brokerage services through third-party providers to the owners or executives of our targeted customers. During 2005, 2004 and 2003, we sold approximately $36.2 million, $18.9 million and $7.0 million, respectively, in investments to our customers.

Insurance

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

EuroSeguros’ goals for the year 2006 are to expand to offer title insurance products and to continue to work closely with Eurobank’s mortgage customers, leasing customers and branch professionals, while continuing to enhance personalized service to all of these customers.

International Banking Entities

During the first six months of 2004, we transferred all of the assets and liabilities of Eurobank International, an IBE that operated as a division of Eurobank, to an IBE subsidiary of Eurobank, EBS Overseas, Inc. We also have an IBE that operates as a division of Eurobank under the name EBS International Bank. This IBE was acquired under the name of BT International in connection with the acquisition of BankTrust and changed to EBS International Bank on September 27, 2005. We have continued to operate EBS International as a division of Eurobank and do not have immediate plans to transfer its assets to our subsidiary, EBS Overseas, Inc.

IBEs are limited under the IBE Act with respect to the types of activities they can undertake. In general, IBEs may accept deposits or borrow money from other IBEs and from “foreign persons.” For purposes of the IBE Act, a “foreign person” is defined as anyone who is not a resident of Puerto Rico. IBEs are also permitted to engage in any activity that is financial in nature outside of Puerto Rico that is permissible for a bank holding company or a foreign office or subsidiary of a United States bank under applicable United States law. Typically, we borrow funds in the United States in the form of repurchase obligations or brokered deposits (considered foreign under the IBE Act) and invest those funds primarily in United States Treasury Obligations, U.S. Government Agencies Obligations, U.S. Government Sponsored Agencies Obligations, Mortgage Back Securities issued or guaranteed by U.S. Government Agencies or U.S. Government Sponsored Agencies and obligations issued by U.S. Corporations. The income earned from this activity is tax exempt. For more information regarding the regulation of IBEs, see the section of this Annual Report on Form 10-K captioned “Supervision and Regulation — International Banking Center Regulatory Act.”

EBS Overseas, Inc. is authorized to invest in notes and bonds issued by the U.S. government, the Commonwealth of Puerto Rico, other foreign governments and their agencies, and U.S. and foreign corporations. As of December 31, 2005, EBS Overseas’ investment portfolio consisted of the following: $276.7 million, or 53.32%, in mortgage-backed securities issued or guaranteed by government or government sponsored agencies, $188.1 million, or 36.26%, in U.S. government agency obligations, $51.9 million, or 10.01%, in mortgage-backed securities issued by U.S. corporations, and $2.1 million, or 0.41%, in Puerto Rico Public Authorities.

We have structured EBS Overseas’ investment portfolio so that it can perform well in different interest rate environments. The interest and market risk of EBS Overseas’ investment portfolio is generally lower than that of other IBEs in Puerto Rico. The maturities on debt obligations in EBS Overseas’ investment portfolio range from 2 to 5 years with an estimated average maturity as of December 31, 2005 of 3.23 years. The estimated maturities of mortgage-backed securities in the portfolio also range from 2 to 7 years, with an average maturity as of December 31, 2005 of approximately 2.59 years.

As of December 31, 2005, EBS Overseas had total assets of approximately $544.1 million, repurchase obligations of approximately $242.5 million, borrowings from EBS International Bank of approximately $254.8 million and stockholders’ equity of approximately $46.0 million. Further, as of December 31, 2005, EBS International Bank had total assets of approximately $418.4 million, deposits of approximately $258.6 million, repurchase agreements and other borrowings of approximately $157.8 million and stockholders’ equity attributable to the IBE of approximately $492,000.

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

Market

We consider our primary market area to be the island of Puerto Rico. We serve this market through our main office and branches in the greater metropolitan area of San Juan and our branches in Aguadilla, Bayamón, Caguas, Carolina, Canóvanas, Cidra, Condado, Guaynabo, Hatillo, Ponce, Humacao, Luquillo, San Lorenzo, Manatí and Mayagüez, Puerto Rico. Puerto Rico is the fourth largest of the Caribbean Islands and is located approximately 1,100 miles southeast of Miami. It is approximately 100 miles long and 35 miles wide.

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

The economy of Puerto Rico is closely linked to that of the United States. As such, factors affecting the United States economy usually have a significant impact on the performance of the Puerto Rico economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, and the rate of inflation and tourist expenditures. Consequently, the economic slowdowns in the United States in 2001 and 2002 and the subsequent recovery in 2003, which continued in 2004 and 2005, have also been reflected in the Puerto Rico economy but in somewhat of a more limited extend.   The year 2005 began in Puerto Rico under the threat of a fiscal crisis and the onslaught of high petroleum prices. Accordingly, earlier in the year these conditions suggested an economic slowdown. However, private consumption did show some strength during the year and GNP is estimated to have been close to 2.5%. The Planning Board of Puerto Rico estimates that in 2006 growth will not exceed 2.2%. At the present time, Puerto Rico is operating under the fiscal 2005 budget as that for 2006, which commenced on July 1, 2005, was not approved by the legislature. The general fund deficit for 2006 is projected to be about $1.1 billion, which exceeds the 2005 preliminary estimates of $1.0 billion. In November 2005, the Governor singed a Joint Resolution which was passed by the legislature that stated the firm intention to pass new tax laws by the end of fiscal year 2006.  Moreover, on February 24, 2006, Moody’s placed the Commonwealth of Puerto Rico’s general obligations on “watch” for a possible downgrade, the result of ongoing problem that have been evident for some time. Despite the passage of the Resolution, there have been numerous debates that have encompassed both tax and fiscal reform, which many legislators consider a precursor to any tax reform. Recent increases in the price of gasoline and several basic services and utilities are negatively affecting the purchasing power of local consumers, which undoubtedly have been the key driver of the Puerto Rico economy in recent years. Gross product was $50.3 billion in 2004 compared to $47.4 billion in fiscal year 2003. According to the Puerto Rico Department of Labor and Human Resources, the average unemployment rate in Puerto Rico was 11.4% in 2004 compared to 12.1% in fiscal year 2003. During the first nine months of 2005, the unemployment rate was estimated at 11.1%, an increase of 0.3% in comparison to the same period in 2004. However, these figures do not take into account the self-employment rate of individuals in Puerto Rico which was estimated to be approximately 12.0% and 12.8%, respectively, more than double the level in the United States.

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

As of December 31, 2005, there were 14 FDIC insured commercial bank and trust companies operating in Puerto Rico. Total assets of these institutions as of December 31, 2005 were $96.8 billion. As of December 31, 2005, there were 36 International Banking Entities operating in Puerto Rico licensed to conduct offshore banking transactions, with total assets of $74.1 billion. As of December 31, 2005, Eurobank held 3.27% of the deposits held by FDIC insured financial institutions in Puerto Rico.

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

Employees

We had approximately 477 full-time equivalent employees as of December 31, 2005. Our future success will depend in part on our ability to attract, retain and motivate highly qualified management and other personnel. We provide health, life and disability coverage for our employees and make contributions on behalf of eligible employees under a plan intended to qualify as a simplified employee pension plan under the Puerto Rico Internal Revenue Code. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2005, our Tier 1 risk-based capital ratio was 12.45% and its total risk-based capital ratio was 13.49%. Thus, EuroBancshares is considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2005, our leverage ratio was 9.35%.

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

The Sarbanes-Oxley Act also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. Commencing with this annual report, EuroBancshares is required to include an internal control report containing management’s assertions regarding the effectiveness of its internal control structure and procedures over financial reporting. The internal control report must include statements regarding management’s responsibility for establishing and maintaining adequate internal control over financial reporting; management’s assessment as to the effectiveness of the company’s internal control over financial reporting, based on management’s evaluation of it  as of year-end; and of the framework used as criteria for evaluating the effectiveness of the company’s internal control over financial reporting. The law also requires the company’s registered public accounting firm that issues the audit report to attest to, and report on, management’s assessment of the company’s internal controls over financial reporting in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, Eurobank was classified as “well-capitalized” as of December 31, 2005.

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

Brokered Deposits

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “brokered deposits,” represented approximately 55.77% of Eurobank’s total deposits as of December 31, 2005. As previously mentioned, Eurobank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.

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

As a system member, Eurobank is entitled to borrow from the FHLB of New York, or FHLB-NY, and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose is deemed to be not less than 30% of assets or 5% of the total amount of advances by the FHLB-NY to Eurobank. Eurobank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to Eurobank are secured by a portion of its mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by Eurobank.

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

Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make unsecured loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15.0% the sum of (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50.0% of the commercial bank’s retained earnings and (iv) any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2005, the legal lending limit for Eurobank under this provision was approximately $18.6 million. If such loans are secured by collateral worth at least 25.0% more than the amount of the loan, the aggregate maximum amount may reach one-third of the sum of Eurobank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2005, the legal lending limit for Eurobank under this provision was approximately $41.0 million. There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans which are fully secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Puerto Rico Banking Law also requires that at least 10.0% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100.0% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2005, Eurobank had $6.5 million in its reserve fund.

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

Section 14 of the Puerto Rico Banking Law authorizes Eurobank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. In 2004, Eurobank organized an IBE subsidiary, EBS Overseas.

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

International Banking Center Regulatory Act

In 2004, we transferred all of the assets and liabilities of Eurobank International, an IBE that operated as a division of Eurobank, to an IBE subsidiary of Eurobank, EBS Overseas, Inc. We also have an IBE that operates as a division of Eurobank under the name EBS International Bank. This IBE was acquired under the name of BT International in connection with the acquisition of BankTrust and changed to EBS International Bank on September 27, 2005. We have continued to operate EBS International as a division of Eurobank and do not have immediate plans to transfer its assets to our subsidiary, EBS Overseas, Inc.

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

IBEs generally are exempt from taxation under United States federal law and Puerto Rico law. Recently, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank. Thus, only EBS International Bank, which operates as a division of Eurobank rather than a subsidiary, is impacted by the new law. However, we cannot give any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to EBS Overseas. A reduction of such tax benefits may reduce our earnings.

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

ITEM 1A. Risk Factors.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other risk factors, as detailed below.

The following risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Relating to Our Business

Our decisions regarding credit risk could be inaccurate and our allowance for loan and lease losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our loan and lease portfolio and investments in marketable securities subject us to credit risk. Inherent risks in lending also include fluctuations in collateral values and economic downturns. Making loans and leases is an essential element of our business, and there is a risk that our loans and leases will not be repaid.

We attempt to maintain an appropriate allowance for loan and lease losses to provide for losses inherent in our loan and lease portfolio. As of December 31, 2005, our allowance for loan and lease losses totaled $18.2 million, which represents approximately 1.15% of our total loans and leases. There is no precise method of predicting loan and lease losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan and lease losses and that we would need to make additional provisions to our allowance for loan and lease losses.

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. These trends are monitored to prevent possible deviations from the loss factors used for the methodology.

In connection with our ongoing evaluation and testing activities under Section 404 of the Sarbanes Oxley Act of 2002 and related rules and regulations, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment of internal control over financial reporting, we are using the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established in COSO, we concluded that certain conditions exist which constitute a “material weakness” in our internal control over financial reporting as of December 31, 2005.

As part of our assessment of the effectiveness of internal control over the allowance for loan and lease losses adequacy, we identified several deficiencies, which when evaluated in the aggregate, were considered a material weakness.  Such deficiencies are related to controls over certain aspects of the monitoring and documentation of recent loss trends of portfolios, the segregation of portfolios for purposes of the calculations of the adequacy of the allowance for loan and lease losses, and the documentation of the unallocated portion of the allowance.  As a result of the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Notwithstanding the foregoing, the financial information that appear elsewhere in this Annual Report on Form 10-K has been adjusted to properly account for recent loss trends and conditions. An adjustment to the allowance for loan and lease losses in the amount of $2.4 million ($1.6 million net of taxes) was recorded prior to the issuance of the Company’s financial statements as of December 31, 2005. In addition, we have commenced a remediation process post year end and intend to improve and remediate the material weakness in our internal control over financial reporting. For additional information concerning this material weakness, see the Item 9A. Controls and Procedures.

In addition, the FDIC as well as the Commissioner of Financial Institutions of Puerto Rico review our allowance for loan and lease losses and may require us to establish additional reserves. Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We have a concentration of exposure to a number of individual borrowers and a significant loss on any one of these credits could materially affect our financial condition and results of operations.

Under applicable law, there are quantitative limitations on the amount of loans we can make to one borrower or a group of related borrowers. As of December 31, 2005, our legal lending limit was approximately $18.6 million in the unsecured category, and approximately $41.0 million in the secured category. As of December 31, 2005, we had 11 individual borrowers with a loan principal balance of more than $10.0 million per borrower and 24 individual borrowers with a loan principal balance of more than $5.0 million per borrower. Given the size of these current outstanding loans relative to our capital levels and earnings, a significant loss on any one of these credits could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles, and the loss of purchasers for our leases or a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles. As of December 31, 2005, the total amount of automobile leases was $487.9 million or 20.39% of our total assets. We sometimes sell our leases to other financial institutions in order to manage our lease financing concentration. The loss of purchasers of our leases could cause us to reduce our lease originations, reducing our net income. Alternatively, we may increase the portion of the leases that we retain for our portfolio with the result that our exposure to automobile leases will increase. In addition, a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on short-term funding sources, such as brokered deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits. Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets. In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition. As of December 31, 2005, Brokered deposits amounted to $967.2 million, or approximately 55.77% of our total deposits, compared to non-brokered certificates of deposit in the amount of $325.7 million, or approximately 18.78% of our total deposits for the same period. Approximately $705.1 million of these brokered deposits, or approximately 73.1% of our total brokered deposits, mature within one year. Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers. These agreements are collateralized by some of our investment securities. As of December 31, 2005, our repurchase obligations totaled $419.9 million, of which $247.6 million, or approximately 59.0% of the total repurchase obligations, mature within one year. If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We have experienced rapid growth in recent years and we may be unable to successfully continue to implement our growth strategy, which may adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our assets have grown rapidly in recent years. With the ultimate goal of increasing net income, we have grown our assets from $607.7 million as of December 31, 2001 to $2.4 billion as of December 31, 2005. The types of assets on our balance sheet that have experienced the largest categorical increases are commercial loans and lease financings. We have funded this growth, in part, with brokered deposits, FHLB advances, and other borrowings. These types of funds are generally more costly and volatile than traditional retail deposits.

We may not be able to sustain our current growth rate. Throughout our recent expansion, we have been successful in attracting new customers, expanding new services to existing customers, adding new business lines, engaging in acquisitions and increasing our deposit base. We cannot assure you that we will be able to continue this trend, and it will become more difficult to maintain sustained growth as we increase in size. Our ability to implement our strategy for continued growth depends on our ability to attract and retain customers in a highly competitive market, on the growth of those customers’ businesses, on entering and expanding in lines of business in which we do not have significant past experience or for which we have only recently added personnel with the requisite experience, on our ability to continue to identify new acquisition targets and on our ability to increase our deposit base. Many of these growth prerequisites may be affected by circumstances that are beyond our control. Our inability to meet any of these growth prerequisites could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on our management team and the unexpected loss of key officers could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management. Rafael Arrillaga-Torréns, Jr., our President and Chief Executive Officer, has been instrumental in managing our business affairs. Our other senior executive officers have had, and will continue to have, a significant role in the development and management of our business. The loss of the services of Mr. Arrillaga or any of our other senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. We have not established a formal management succession plan. Accordingly, should we lose the services of Mr. Arrillaga, our Board of Directors may have to search outside of EuroBancshares for a qualified permanent replacement. This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement. We do not maintain key man life insurance policies on any of our senior executive officers. We currently do not have any employment agreements with our senior executive officers, with the exception of a Severance Payment Agreement with Yadira R. Mercado, our Executive Vice President and Chief Financial Officer. If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

The regulatory capital treatment of our junior subordinated debentures and related trust preferred securities is uncertain.

Financial holding companies with more than $150.0 million in assets, like us, must maintain minimum capital ratios. In particular, we must maintain a leverage ratio of Tier 1 capital to average assets of 5.0%; a Tier 1 risk-based capital ratio of 6.0% of risk-weighted assets; and a total risk-based capital ratio (Tier 1 and Tier 2 capital) of 10.0% of risk-weighted assets to be considered “well-capitalized” for regulatory purposes. The Federal Reserve Board’s current rules regarding the capital treatment of trust preferred securities allow us to count trust preferred securities as Tier 1 capital up to 25.0% of our total Tier 1 capital for regulatory purposes. The remaining portion counts as Tier 2 capital.

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15% limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25% limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. As of December 31, 2005, we had $45.0 million in trust preferred securities of which all counted as Tier 1 capital.

A determination by the Federal Reserve Board not to continue to allow the inclusion of our junior subordinated debentures or the trust preferred securities in Tier 1 capital, or otherwise limiting the inclusion of such debentures or securities in Tier 1 capital, could have a material and adverse impact on our regulatory capital levels and cause our capital ratios to fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines. This could impact our ability to grow our assets. In addition, inadequate regulatory capital levels may result in the imposition of certain operating restrictions on us and Eurobank.

We have certain risks associated with our lease servicing activities.

We retain the responsibility for servicing the automobile leases that we sell, and are therefore entitled to an ongoing fee based on the outstanding principal balances of the leases we service. As of December 31, 2005, we had servicing assets amounting to $2.4 million. The value of these servicing assets is subject to credit, prepayment and interest rate risk. Significant decreases in interest rates may lead to increases in the prepayment of leases by borrowers, which may reduce the value of our servicing assets. If prepayments increase above the expected levels, the value of our servicing assets will decrease. We may be required to recognize this decrease in value by taking a charge against our current earnings. The amount of this charge is not easily quantifiable because it depends on a number of factors as discussed above. However, the worse case scenario would result in the complete charge-off of the unamortized servicing assets.

Risks Relating to an Investment in Our Common Stock

Our common stocks have a short trading history and you may not be able to trade our common stock if an active trading market does not prevail. Additionally, the price of our common stock may fluctuate significantly.

Prior to our initial public offering on August 11, 2004, there had been no public market for our common stock. Because of our short trading history, we cannot predict the extent to which investor interest in us will lead to an active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of the common stock at any given time, which presence is dependent upon the individual decisions of investors over which neither we nor any market maker has any control.

Our executive officers and directors own a significant number of shares of our common stock, allowing management significant control over our corporate affairs.

As of December 31, 2005, our executive officers and directors beneficially own 48.65% of the outstanding shares of our common stock. Accordingly, these executive officers and directors will be able to control, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2005, 1,216,312 shares of our common stock were issuable under options granted in connection with our stock option plan. In addition, 575,000 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

In addition, our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, but does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in EuroBancshares.

Future sales of common stock by existing stockholders may have an adverse impact on the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. As of December 31, 2005, there were 19,398,848 shares of our common stock outstanding, which are freely tradable without restriction or further registration under the federal securities laws unless purchased by our “affiliates” within the meaning of Rule 144 under the Securities Act.

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

On December 18, 2001, we issued $25.8 million of floating rate junior subordinated debentures in connection with a $25.0 million trust preferred securities issuance by our subsidiary, Eurobank Statutory Trust I. The 2001 junior subordinated debentures mature in 2031. On December 19, 2002, we issued $20.6 million of floating rate junior subordinated interest debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Eurobank Statutory Trust II. The 2002 junior subordinated debentures mature in 2032. The purpose of these transactions was to raise additional capital to fund our continued growth.

Payments of the principal and interest on the trust preferred securities of Eurobank Statutory Trust I and Eurobank Statutory Trust II are conditionally guaranteed by us. The 2001 and 2002 junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the 2001 and 2002 junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Holders of our Series A Preferred Stock have rights senior to those of our common stockholders.

In connection with our acquisition of BankTrust, we issued 430,537 shares in the amount of $10.8 million of our Series A Preferred Stock to certain stockholders of BankTrust in exchange for their shares of the Series A and Series B preferred stock of BankTrust. Our Series A Preferred Stock has rights and preferences that could adversely affect holders of our common stock. For example, we generally are unable to declare and pay dividends on our common stock if there are any accrued and unpaid dividends on our Series A Preferred Stock for the preceding twelve months. Additionally, upon any voluntary or involuntary liquidation, dissolution, or winding up of our business, the holders of our Series A Preferred Stock are entitled to receive distributions out of our available assets before any distributions can be made to holders of our common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay or prevent a takeover of us by a third party.

Our amended and restated certificate of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or could otherwise adversely affect the price of our common stock. For example, our bylaws contain advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. We also have a staggered board of directors, which means that only one-third of our Board of Directors can be replaced by stockholders at any annual meeting.

We currently do not intend to pay dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gains for the foreseeable future.

We have not historically and we currently do not intend to pay any dividends on our common stock. In addition, since we are a financial holding company with no significant assets other than Eurobank, we have no material source of income other than dividends that we receive from Eurobank. Therefore, our ability to pay dividends to our stockholders will depend on Eurobank’s ability to pay dividends to us. Moreover, banks and bank holding companies are both subject to federal and Puerto Rico regulatory restrictions on the payment of cash dividends. We intend to retain the earnings of Eurobank to support growth and build equity capital. Accordingly, you should not expect to receive dividends from us in the foreseeable future.

We are also restricted from paying dividends on our common stock if we have deferred payments of the interest on, or an event of default has occurred with respect to, our junior subordinated debentures. In addition, we generally are unable to declare and pay dividends on our common stock if there are any accrued and unpaid dividends on our Series A Preferred Stock for the preceding 12 months.

Your shares are not an insured deposit.

Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

Risks Related to United States Taxation

If we or any of our subsidiaries are determined to be a passive foreign investment company, U.S. Holders of our stock could be subject to adverse tax consequences.

If we or any of our subsidiaries are determined to be a passive foreign investment company, known as a “PFIC”, U.S. Holders could be subject to adverse United States federal income tax consequences. Specifically, if either we or any of our subsidiaries are determined to be a PFIC for any taxable year, each U.S. Holder would generally be subject to taxation under special rules, regardless of whether we or any of our subsidiaries remains a PFIC, with respect to (1) any “excess distribution” made by us to the U.S. Holders during that taxable year, and (2) any gain realized on the sale, pledge or other disposition during that taxable year of our common stock or the stock of the subsidiary that was determined to be a PFIC. These rules could, in addition to other consequences, cause certain income otherwise classified as capital gain to be taxed at ordinary income rates or the highest rate of tax for ordinary income in the year to which it is allocated regardless of the U.S. Holder’s particular tax situation and cause the U.S. Holder to be subject to an interest charge on the deemed deferred amount at the underpayment rate. “Excess distributions” generally are any distributions received by the U.S. Holder on the common stock in a taxable year that exceed 125% of the average annual distributions received by the U.S. Holder in the three preceding taxable years, or the U.S. Holder’s holding period for the common stock, if shorter. We believe that neither we nor any of our subsidiaries will be determined to be a PFIC in our current taxable year, and we expect to continue to conduct our affairs in a manner so that neither we nor any of our subsidiaries qualifies as a PFIC in the foreseeable future. However, we have not requested or received an opinion from our United States tax counsel as to whether we will be determined to be a PFIC in our current taxable year and we can give no assurance in this regard. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders and the tax consequences to individuals who are bona fide residents of Puerto Rico (who are subject to special United States federal income tax provisions), see the section captioned “Taxation — United States Taxation — Passive Foreign Investment Company Rules” in our Prospectus on Form S-1 dated August 11, 2004.

Repeal of foreign personal holding company rules.

Prior to December 31, 2004, if we or any of our subsidiaries were classified as a foreign personal holding company, known as a “FPHC”, certain U.S. holders of our stock could have been subject to adverse United States federal income tax consequences. The 2004 American Jobs Creation Act repealed the foreign personal holding company rules, effective for taxable years beginning after December 31, 2004, and for taxable years of U.S. shareholders with or within which the taxable year of applicable foreign corporation ends. As a result, we are not subject to these rules for taxable years from 2005 going forward.

For a more detailed explanation of the tax consequences of FPHC classification to U.S. shareholders and the tax consequences to individuals who are bona fide residents of Puerto Rico (who are subject to special United States federal income tax provisions) for 2004, see the section captioned “Taxation — United States Taxation — Foreign Personal Holding Company Rules” in our Prospectus on Form S-1 dated August 11, 2004.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal offices, including the principal offices of the Bank, are located in our main office building at 270 Muñoz Rivera Avenue in San Juan, Puerto Rico. In addition to the main office, we operate at 27 locations. The following is a list of our operating locations:

Location	Lease Expiration Date(1)	Owned or Leased

Main Office:
270 Muñoz Rivera Avenue	N/A	Owned(2)
San Juan, Puerto Rico 00918

Departments:
EuroLease Credit, Accounting, Marketing and Human Resources:
Fourth Floor	12/31/2007	Leased
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

EuroLease:
State Road #2, Km. 2.5	8/31/2007	Leased
Kennedy Avenue
San Juan, Puerto Rico 00920

EuroMortgage:
State Road #190	5/31/2007	Leased
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Location	Lease Expiration Date(1)	Owned or Leased

Compliance:
1302 Jesús T. Piñero Avenue	12/31/2011	Leased
San Juan, Puerto Rico 00918

Credit Administration, Security and MIS:
Old Corona Building	4/30/2007	Leased
Building #5, Second and Fifth Floor
Santurce, Puerto Rico 00907

Operations:
Old Corona Building	8/31/2007	Leased
Building #5, Second Floor, Local #3
Santurce, Puerto Rico 00907

Branches:
Aguadilla Branch	10/31/2006(3)	Leased
State Road No. PR2, Km. 129.3
Aguadilla, Puerto Rico 00603

Bayamón Branch	9/30/2017	Leased
Comerío Avenue, corner of Sierra Bayamón
Bayamón, Puerto Rico 00961

Caguas I Branch	5/31/2007	Leased
A-1 Muñoz Rivera Avenue
Caguas, Puerto Rico 00725

Caguas II Branch	6/30/2010	Leased
32 Acosta Street, corner of Ruiz Belvis
Caguas, Puerto Rico 00725

Canóvanas Branch	6/30/2025	Leased
Marginal PR-3, Km. 20.3
Canóvanas, Puerto Rico 00729

Carolina Branch	9/30/2007	Leased
State Road #190
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Cidra Branch	4/30/2006	Leased
Luis Muñoz Rivera Street
corner of José de Diego
Cidra, Puerto Rico 00739

Condado Branch	3/31/2009	Leased
1408 Magdalena Avenue
Santurce, Puerto Rico 00907

Hatillo Branch	11/30/2007	Leased
State Road No. PR2, Km. 87.0
Hatillo, Puerto Rico 00659

Hato Rey Branch	N/A	Owned(2)
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Location	Lease Expiration Date(1)	Owned or Leased

Humacao Branch	5/31/2026	Leased
Plaza Mall Lot #3, State Road No. PR52
Corner State Road No. PR3
Humacao, Puerto Rico 00791

Luquillo Branch	4/29/2006	Leased
State Road No. PR3, Km. 36.2
Luquillo, Puerto Rico 00773

Manatí Branch	8/30/2011	Leased
State Road No. PR2, Km. 49.5
Manatí, Puerto Rico 00674

Ponce Plaza Branch	12/31/2006	Leased
Mayor Street, corner of Isabel Street
Ponce, Puerto Rico 00731

Ponce Hostos Branch	10/31/2008	Leased
26 Hostos Avenue
Ponce, Puerto Rico 00731

Ponce Morell Campos Branch	Expired(4)	Leased
State Road #10, Km. 1.5
Ponce, Puerto Rico 00731

Ponce Marvesa Branch	Expired(5)	Leased
Marvesa Building #100
La Rambla
Ponce, Puerto Rico 00731

Puerto Nuevo Branch	12/31/2011	Leased
1302 Jesús T. Piñero
corner de Diego Avenue
San Juan, Puerto Rico 00921

San Francisco Branch	4/30/2006	Leased
Villas de San Francisco Shopping Center
85 de Diego Avenue
Río Piedras, Puerto Rico 00927

San Lorenzo Branch	8/01/2008	Leased
155 South Luis Muñoz Rivera Street
San Lorenzo, Puerto Rico 00754

San Patricio Branch	2/15/2010	Leased
San Patricio Office Center
8 Tabonuco Street
Guaynabo, Puerto Rico 00969

Villa Palmera Branch	12/31/2008	Leased
Eduardo Conde Avenue
corner of Tapia Street
Santurce, Puerto Rico 00915

Mayagüez Branch	11/30/2025	Leased
State Road No. PR2, Km. 153.2
Mayagüez, Puerto Rico 00681
__________

(1)	Most of these leases have options for extensions. In addition, several have early termination clauses.

(2)
The properties owned by EuroBancshares located at 270 Muñoz Rivera Avenue are part of a 180,000 square foot commercial office building. EuroBancshares owns a portion of the lobby area on the ground floor where it operates a branch, the mezzanine where it operates its trust business, and also owns the first floor of this office building where its headquarters are located. In addition, EuroBancshares also owns certain parking spaces and a portion of the common areas of this office building.

(3)
The Aguadilla Branch is currently under construction. Once the construction is finished, the lease term will be twenty years with an option to extend the contract for two additional terms of five years each. We started operating the branch in a trailer until construction is finished.

(4)
The lease at this location expired on December 31, 2005, but Eurobank continues to pay rent to the lessor on a month-to-month basis. Eurobank believes that the lessor will not require Eurobank to vacate the premises in the immediate future.

(5)
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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on August 11, 2004 and is listed on the Nasdaq National Market System under the symbol “EUBK”. Prior to that date, our common stock was privately held and not listed on any public exchange or actively traded. As of December 31, 2005, there were 19,398,848 shares issued and outstanding held by 364 stockholders of record, including all directors and officers of EuroBancshares, Inc., excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners is unknown to us at this time.

The following table presents the high and low sales prices for our common stock reported on the Nasdaq National Market System since August 11, 2004:

Quarter Ended	High	Low

September 2004 (beginning August 11, 2004)	$18.64	$15.78
December 2004	$21.40	$18.32

March 2005	$22.19	$16.80
June 2005	$17.60	$13.58
September 2005	$17.55	$14.78
December 2005	$15.06	$10.20

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

Securities Authorized for Issuance Under Equity Compensation Plans

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the 2005 annual meeting held at the main office of EuroBancshares on May 12, 2005. Under the 2005 Stock Option Plan, 700,000 shares of our common stock have been reserved for issuance pursuant to the exercise of stock options granted under the plan. As of December 31, 2005, 125,000 options to acquire shares of our common stock have been granted. Since the 2005 Stock Options Plan was approved, no further options were permitted to be issued under the 2002 Stock Option Plan.

The following table presents information regarding our equity compensation plans at December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
2002 Stock Option Plan	1,216,312	$6.84	—
2005 Stock Option Plan	—	—	700,000

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of equity securities by the issuer and affiliated purchases

The following table sets forth issuer purchases of equity securities we made during the three-month period ended December 31, 2005:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)

From October 1, 2005 to October 31, 2005	—	$—	—	$10,000,000

From November 1, 2005 to November 30, 2005	160,238(2)	$11.69	158,550	$8,148,121

From December 1, 2005 to December 31, 2005	5,000	$12.50	5,000	$8,085,621
__________

(1)
On October 27, 2005, EuroBancshares’ Board of Directors announced the authorization of a program to acquire shares of its common stock for an aggregate purchase price of up to $10.0 million in open market purchases, block trades and privately negotiated transactions over a period of one year.

(2)	Includes 1,688 shares acquired by EuroBancshares at a price of $12.95 per share as a result of a payment in lieu of foreclosure from a former customer.

ITEM 6. Selected Financial Data.

We derived our selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2005 from our audited consolidated financial statements and the notes thereto. Our audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 and the report thereon by KPMG LLP are included elsewhere in this Annual Report on Form 10-K.

EuroBancshares was incorporated on November 21, 2001. As a result, the financial information below for the years 2005, 2004, 2003 and 2002 includes consolidated information for both EuroBancshares and Eurobank. Financial data shown for the year 2001 includes the financial information for Eurobank only.

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

	As of or for the Year Ended December 31,

	2005	2004(6)	2003(6)	2002(6)	2001(6)
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$133,233	$95,394	$64,949	$49,756	$41,329
Total interest expense	64,936	41,481	31,922	25,124	21,379
Net interest income	68,297	53,913	33,027	24,632	19,950
Provision for loan and lease losses	12,775	7,100	6,451	3,354	2,377
Net interest income after provision for loan and lease losses	55,522	46,813	26,576	21,278	17,573
Noninterest income:
Service charges and other fees	9,069	8,057	5,456	4,331	3,641
Net loss on non-hedging derivatives	(944)	—	—	—	—
Gain on sale of loans and leases, net	945	1,395	3,547	—	975
Gain on sale of securities, net	(301)	—	707	—	195
Loss on sale of other real estate owned and repossessed assets, net	(1,040)	(359)	(663)	(310)	(86)
Total noninterest income	7,729	9,093	9,047	4,021	4,725
Noninterest expense:
Salaries and benefits	14,727	11,111	8,867	6,731	6,114
Professional fees	3,912	2,196	1,402	1,055	951
Other noninterest expense	19,005	15,635	12,039	8,936	7,282
Total noninterest expense	37,644	28,942	22,308	16,722	14,347

As of or for the Year Ended December 31,

2005	2004(6)	2003(6)	2002(6)	2001(6)
(Dollars in thousands, except per share data)
Income before income taxes and extraordinary gain	25,607	26,964	13,315	8,577	7,951
Income taxes	9,077	8,663	3,432	2,724	2,147
Extraordinary gain(1)	—	4,419	—	1,081	—
Net income	$16,530	$22,720	$9,883	$6,934	$5,804
Common Share Data:
Earnings per common share — basic:
Income before extraordinary gain	$0.81	$1.08	$0.71	$0.43	$0.47
Extraordinary gain	—	0.27	—	0.08	—
Net income	0.81	1.35	0.71	0.51	0.47
Earnings per common share — diluted:
Income before extraordinary gain	0.78	1.04	0.69	0.42	0.46
Extraordinary gain	—	0.26	—	0.08	—
Net income	0.78	1.30	0.69	0.50	0.46
Cash dividends declared	—	—	—	—	—
Book value per common share	8.01	7.57	4.67	4.13	3.53

Common shares outstanding at end of period	19,398,848	19,564,086	13,947,396	13,879,370	13,556,994
Average diluted shares outstanding	20,277,799	17,152,261	14,234,168	13,724,248	12,427,640

Balance Sheet Data (at end of period):
Total assets	$2,391,283	$2,102,789	$1,320,934	$1,035,305	$607,715
Investment securities available-for-sale	627,080	555,482	324,938	145,795	88,709
Investment securities held-to-maturity	42,471	49,504	—	—	225
Gross loans and leases	1,577,196	1,387,613	899,392	767,792	458,680
Allowance for loan and lease losses	18,188	19,039	9,394	6,918	4,513
Deposits	1,734,128	1,409,036	984,549	843,045	485,663
Other borrowings	475,712	520,206	264,616	127,963	67,614
Total stockholders’ equity	164,967	158,302	65,075	57,335	47,806

Performance Ratios:
Return on average common stockholders’ equity(2)	10.70%	18.67%	16.50%	11.45%	14.34%
Return on average assets(3)	0.74	1.03	0.87	0.77	1.10
Net interest margin(4)	3.29	3.29	3.15	3.57	4.32
Efficiency ratio(5)	47.84	44.44	51.48	56.33	54.69
Loans and leases to deposits	90.95	98.48	91.35	91.07	94.44

Asset Quality Data:
Nonperforming loans and leases	$36,263	$40,533	$26,758	$22,060	$10,208
Other real estate owned and repossessed assets	9,517	6,441	6,417	7,644	3,036
Total nonperforming assets	45,780	46,974	33,175	29,704	13,244
Nonperforming assets to total assets	1.91%	2.23%	2.51%	2.87%	2.18%
Nonperforming loans to total loans and leases	2.30	2.92	2.98	2.87	2.23
Allowance for loan and lease losses to nonperforming loans	50.16	46.97	35.11	31.36	44.21
Allowance for loan and lease losses to total loans	1.15	1.37	1.04	0.90	0.98
Net charge-offs to average loans	0.92	0.69	0.47	0.51	0.24

Capital Ratios:
Leverage ratio	9.35%	9.91%	6.76%	7.93%	8.27%
Tier 1 risk-based capital	12.45	12.73	8.30	8.63	9.57
Total risk-based capital	13.49	13.94	11.60	12.79	15.26
Tangible common equity to tangible assets	6.91	7.54	4.93	5.54	7.87
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

(6)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $8.1 million, $6.6 million, $5.2 million and $3.3 million for the years ended December 31, 2004, 2003, 2002 and 2001, respectively, to conform with this year’s presentation.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003. This discussion should be read together with the “Selected Consolidated Financial Data,” our consolidated financial statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of December 31, 2005, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.6 billion, total deposits of $1.7 billion, and stockholders’ equity of $165.0 million. We currently operate through a network of 23 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico. On the closing date, the estimated fair value of assets acquired was $522.0 million and the estimated fair value of the deposits and other liabilities assumed was $492.9 million.

We were incorporated on November 21, 2001 and became the parent bank holding company for Eurobank on July 1, 2002. Our consolidated financial statements include the results of operations of our wholly owned subsidiaries. Additionally, Eurobank Statutory Trust I and Eurobank Statutory Trust II are special purpose vehicles that were used to issue trust preferred securities. It should be noted, however, that in December 2003, the FASB issued a revision to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, that required the deconsolidation of certain “variable interest entities,” such as our statutory trust subsidiaries that issued the trust preferred securities. Effective December 31, 2003, we adopted the provisions of FIN No. 46R, requiring the deconsolidation of these trusts. As a result, our statutory trusts are no longer consolidated with us or Eurobank. Commencing on December 31, 2003, we refer to the trust preferred securities we issued through Eurobank Statutory Trust I and Eurobank Statutory Trust II as “Notes Payable to Statutory Trusts” instead of trust preferred securities, as we had prior to that date.

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

In 2001 and 2002, we raised an aggregate of $46.4 million through the issuance of junior subordinated debentures in connection with the trust preferred securities issuances mentioned above. We believe that the supplemental capital raised in connection with the issuance of these securities will allow us to achieve and maintain our status as a well-capitalized institution and to sustain our continued loan growth.

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

On October 27, 2005, EuroBancshares’ Board of Directors announced the authorization of a program to acquire shares of its common stock for an aggregate purchase price of up to $10.0 million in open market purchases, block trades and privately negotiated transactions over a period of one year. As of December 31, 2005, we had purchased 163,550 shares of our common stock under the program.

On November 18, 2005, we recorded 1,688 shares at a price of $12.95 per share held in treasury as a result of a payment in lieu of foreclosure from a former customer.

Explanatory Note as to Reclassification in the Consolidated Statements of Income

During our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002, we found a classification error related to the application of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”). FAS 91 requires that loan origination fees and related direct loan origination costs, mainly salaries and certain other incremental general and administrative expenses, be offset and the net amount deferred and recognized over the contractual life of the loan, as an adjustment of yield. Historically, we had been recording certain direct costs associated with loan and lease originations as a credit to interest income rather than as a credit to the appropriate expense line item. These costs have been appropriately amortized to interest income as cost over the life of the loan or its holding period, whichever is less. Although this inadvertent misclassification did not impact the net earnings or the earnings per share of the Company, it affected several line items of the consolidated statements of income. Accordingly, we have made corresponding reclassifications to prior periods to conform with this year’s presentation.

2005 Key Performance Indicators

We believe the following were key indicators of our performance and results of operations in 2005:

●	our total assets grew to $2.391 billion at the end of 2005, representing an increase of 13.72%, from $2.103 billion at the end of 2004;

●	our net loans and leases grew to $1.559 billion at the end of 2005, representing an increase of 13.91%, from $1.369 billion at the end of 2004;

●	our total deposits grew to $1.734 billion at the end of 2005, representing an increase of 23.07%, from $1.409 billion at the end of 2004;

●	our total revenue grew to $141.0 million in 2005, representing an increase of 34.91%, from $104.5 million in 2004;

●	our net interest spread on a fully taxable equivalent basis decreased to 2.88% in 2005, compared to 3.00% in 2004;

●	our provision for loan and lease losses grew to $12.8 million in 2005, representing an increase of 79.93%, from $7.1 million in 2004; and

●	our total noninterest expense grew to $37.6 million in 2005, representing an increase of 30.07%, from $28.9 million in 2004.

These items, as well as other factors, resulted in a net income before extraordinary gain for 2005 of $16.5 million, compared to $18.3 million in 2004, or $0.78 per common share as compared to $1.04 per common share for 2004, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $18.2 million, $19.0 million, and $9.4 million as of December 31, 2005, 2004 and 2003, respectively. Losses charged to the allowance amounted to $16.6 million, $10.5 million, and $5.1 million as of December 31, 2005, 2004 and 2003, respectively. Recoveries were credited to the allowance in the amounts of $3.0 million, $2.1 million, and $1.1 million for those same periods, respectively.

We follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.

To mitigate any difference between estimates and actual results relative to the determination of the allowance for loan and lease losses, our loan review department is specifically charged with reviewing monthly delinquency reports to determine if additional allowances are necessary. Delinquency reports and analysis of the allowance for loan and lease losses are also provided to senior management and the Board of Directors on a monthly basis.

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends, and loss projections are estimated and adjustments are made to the historical loss factor applied to that portfolio in connection with the calculation of loss allowances. Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional allowances. We also track the ratio of net charge-offs to total portfolio outstanding.

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. These trends are monitored to prevent possible deviations from the loss factors used for the methodology.

In connection with our ongoing evaluation and testing activities under Section 404 of the Sarbanes Oxley Act of 2002 and related rules and regulations, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment of internal control over financial reporting, we are using the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established in COSO, we concluded that certain conditions exist which constitute a “material weakness” in our internal control over financial reporting as of December 31, 2005.

As part of our assessment of the effectiveness of internal control over the allowance for loan and lease losses adequacy, we identified several deficiencies, which when evaluated in the aggregate, were considered a material weakness.  Such deficiencies are related to controls over certain aspects of the monitoring and documentation of recent loss trends of portfolios, the segregation of portfolios for purposes of the calculations of the adequacy of the allowance for loan and lease losses, and the documentation of the unallocated portion of the allowance.  As a result of the material weakness, we concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Notwithstanding the foregoing, the financial information that appear elsewhere in this Annual Report on Form 10-K has been adjusted to properly account for recent loss trends and conditions. An adjustment to the allowance for loan and lease losses in the amount of $2.4 million ($1.6 million net of taxes) was recorded prior to the issuance of the Company’s financial statements as of December 31, 2005. In addition, we have commenced a remediation process post year end and intend to improve and remediate the material weakness in our internal control over financial reporting. For additional information concerning this material weakness, see the Item 9A. Controls and Procedures.

With the exception of the commercial loans pool and loans secured by real estate with a 60% or lower loan-to-value, loans that are more than 90 days delinquent result in an additional allowance. When commercial loans become 90 days delinquent, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the findings, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $36.3 million, $40.5 million and $26.8 million as of December 31, 2005, 2004 and 2003, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing asset at the date the sales were completed during the year ended December 31, 2005, were as follows: March 23, 2005: prepayment rate of 15.12%; weighted average live of 3.68 years; and a discount rate of 8.15%; September 29, 2005: prepayment rate of 17.16%; weighted average live of 3.51 years; and a discount rate of 8.83%; and September 30, 2005: prepayment rate of 17.16%; weighted average live of 3.46 years; and a discount rate of 9.43%. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2004, were as follows: prepayment rate of 15.12%; weighted average live (in years) of 3.70; and a discount rate of 8.68%. The key assumptions we utilized in measuring the servicing assets at the dates the sales completed during the year ended December 31, 2003, were as follows: prepayment rate of 5.50%; weighted average life (in years) of 3.90 to 4.03; and a discount rate of 9.35% to 9.95%. Impairment analyses were performed in December 2005, June 2005 and December 2004 by an independent third party and it was determined that there was no impairment for December 2005 and an impairment for June 2005 and December 2004, which resulted in an adjustment of approximately $17,000 and $214,000, respectively, on the servicing assets acquired from BankTrust. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $2.4 million, $3.6 million, and $3.0 million as of December 31, 2005, 2004 and 2003, respectively. Although sale of loans in 2005 and 2004 were $29.9 million and $30.0 million, respectively, the servicing assets in 2005 decreased mainly because the sale of loans in 2005 was distributed between March 2005 and September 2005, while sale of loans during 2004 occurred in November 2004. Servicing assets in 2004 increased as a result of sale of loans made during the year and our acquisition of BankTrust. As of December 31, 2005 and 2004, servicing assets acquired from BankTrust amounted to approximately $280,000 and $615,000, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuation of repossessed assets is made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $1.5 million, $2.9 million and $2.8 million as of December 31, 2005, 2004 and 2003, respectively. Other repossessed assets amounted to $8.0 million, $3.6 million and $3.6 million for those same periods, respectively.

Results of Operations as of and for the Years Ended December 31, 2005, 2004 and 2003

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

Net interest income was $68.3 million during the year ended December 31, 2005, as compared to $53.9 million during the year ended December 31, 2004 and $33.0 million during the year ended December 31, 2003, representing an increase of $14.4 million, or 26.68%, in 2005 and a increase of $20.9 million, or 63.24%, in 2004. These increases were due to the combined result of increases in average interest-earning assets and increased yields resulting from higher interest rates during 2005. Our net interest margin remained at 3.29% for the year ended December 31, 2005, compared to year ended December 31, 2004, and increased from 3.15% for the year ended December 31, 2003. Our net interest spread decreased to 2.88% in 2005, from 2.99% in 2004, and increased from 2.81% in 2003. The decline in net interest spread in 2005 was caused primarily by the rising short-term interest rates and flattening yield curve, which caused borrowing costs to increase at a faster rate than the yield on earning-assets. The increase between year ended December 31, 2004 and 2003 was mainly attributable to increased volume of interest earnings assets and liabilities combined with the rises in interest rates experienced since the second quarter of 2004.

Our average interest-earning assets were $2.2 billion in 2005, compared with $1.7 billion in 2004 and $1.1 billion in 2003, representing increases of 26.8% in 2005 and 56.3% in 2004. Average net loans were $1.5 billion in 2005, compared to $1.2 billion in 2004 and $833.6 million in 2003, representing increases of 22.5% and 44.0% in 2005 and 2004, respectively. The average interest yield we received for interest-earning assets increased to 6.69% in 2005, from 5.90% in 2004, and from 6.20% in 2003. During 2005 and 2004, the Federal Reserve Board’s interest rate raises positively impacted average yields on our commercial and construction loans since approximately 73.77% and 77.55%, respectively, were variable rate loans.

During the past few years, we have positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During 2005, we were able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 5 years. Due to the interest rate rises and the growth of interest-earning assets in 2005 and 2004, attributable in part to our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004, our total interest income significantly increased by 39.7% to $133.2 million in 2005, from $95.4 million in 2004, and 46.9% to $95.4 million in 2004, from $64.9 million in 2003. In addition, during 2004, the average interest yield we received for other investment securities was impacted by the maturity of high-yield investments at the end of 2003.

Average interest-bearing liabilities also increased by 26.1% to $1.9 billion in 2005, compared to $1.5 billion in 2004, after increasing by 55.8% from $979.6 million in 2003. Total interest expense increased by 56.5% to $64.9 million in 2005, compared to $41.5 million in 2004, after increasing by 29.9% from $31.9 million in 2003. During 2005, the increase in average liabilities has been substantially in brokered deposits and other borrowings, higher cost categories. These increases in our interest expense were mainly due to the significant growth of our deposit portfolio, which, during 2004, was attributable in part to our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004. The average interest rate we paid for interest-bearing liabilities increased to 3.81% in 2005, from 2.90% in 2004, and from 3.39% in 2003.

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

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest(7)	Average Rate/ Yield(1)	Average Balance	Interest(7)	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,470,256	$107,971	7.41%	$1,200,445	$82,790	6.94%	$833,557	$58,384	7.03%
Securities of U.S. government agencies(3)	600,461	21,795	5.14	433,456	11,180	3.53	187,070	5,135	3.85
Other investment securities(3)	38,811	1,726	6.12	18,116	602	4.34	16,133	682	5.29
Puerto Rico government obligations(3)	8,783	352	5.67	7,515	306	5.66	4,679	192	5.70
Securities purchased under agreements to resell and federal funds sold	32,297	1,150	4.19	29,556	380	1.29	24,379	281	1.17
Interest-earning deposits	6,767	239	3.53	12,754	135	1.06	22,957	274	1.19
Total interest-earning assets	$2,157,375	$133,233	6.69%	$1,701,842	$95,393	5.90%	$1,088,775	$64,948	6.20%
Total noninterest-earning assets	77,612			71,084			52,075
TOTAL ASSETS	$2,234,987			$1,772,926			$1,140,850

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$51,787	$1,090	2.13%	$62,346	$1,335	2.17%	$47,896	$1,294	2.71%
NOW deposits	46,421	858	1.85	40,931	738	1.81	26,579	570	2.15
Savings deposits	254,923	5,861	2.30	261,660	6,217	2.38	197,242	5,811	2.95
Time certificates of deposit in denominations of $100,000 or more	869,054	32,384	3.96	599,660	19,409	3.38	392,611	14,396	3.86
Other time deposits	152,787	4,741	3.11	192,046	5,610	2.92	161,811	5,313	3.29
Other borrowings	548,141	20,002	4.81	369,064	8,172	2.73	153,424	4,538	3.27
Total interest-bearing liabilities	$1,923,113	$64,936	3.81%	$1,525,707	$41,481	2.90%	$979,563	$31,922	3.39%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	129,676			119,847			92,643
Other liabilities	16,962			19,234			8,740
Total noninterest-bearing liabilities	146,638			139,081			101,383
STOCKHOLDERS’ EQUITY	165,236			108,138			59,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,234,987			$1,772,926			$1,140,850
Net interest income(4)		$68,297			$53,912			$33,026
Net interest spread(5)			2.88%			3.00%			2.81%
Net interest margin(6)			3.29%			3.29%			3.15%
__________
(1)
Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 41.5% tax rate for the year ended December 31, 2005 and a 39% tax rate for years 2004 and 2003.

(2)
Loan costs (fees) have been included in the calculation of interest income. Loan costs (fees) were approximately $780,000, $(201,000) and $(103,000) for the years ended December 31, 2005, 2004 and 2003, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2005, 2004 and 2003 was $27.7 million, $32.2 million and $17.1 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $71.0 million, $56.0 million and $34.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(7)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $8.1 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively, to conform with this year’s presentation.

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

	Year Ended December 31,
	2005 Over 2004(2) Increases/(Decreases) Due to Change in			2004 Over 2003(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$18,608	$6,573	$25,181	$25,698	$(1,292)	$24,406
Securities of U.S. government agencies	4,308	6,307	10,615	6,763	(718)	6,045
Other investment securities	688	436	1,124	84	(164)	(80)
Puerto Rico government obligations	52	(6)	46	116	(2)	114
Securities purchased under agreements to resell and federal funds sold	35	735	770	60	39	99
Interest-earning deposits	(63)	167	104	(122)	(17)	(139)

Total interest-earning assets	$23,628	$14,212	$37,840	$32,599	$(2,154)	$30,445
INTEREST PAID ON:
Money market deposits	$(226)	$(19)	$(245)	$390	$(349)	$41
NOW deposits	99	21	120	308	(140)	168
Savings deposits	(160)	(196)	(356)	1,898	(1,492)	406
Time certificates of deposit in denominations of $100,000 or more	8,719	4,256	12,975	7,592	(2,579)	5,013
Other time deposits	(1,147)	278	(869)	993	(696)	297
Other borrowings	3,965	7,865	11,830	6,378	(2,744)	3,634

Total interest-bearing liabilities	$11,250	$12,205	$23,455	$17,559	$(8,000)	$9,559

Net interest income	$12,378	$2,007	$14,385	$15,040	$5,846	$20,886
__________
(1)
Loan costs (fees) have been included in the calculation of interest income. Loan costs (fees) were approximately $780,000, $(201,000) and $(103,000) million for the years ended December 31, 2005, 2004 and 2003, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2005 and 2004 was $27.7 million and $32.2 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $8.1 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively, to conform with this year’s presentation.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Our provision for loan and lease losses increased to $12.8 million in 2005, from $7.1 million in 2004, and from $6.5 million in 2003. The increase in the provision during 2005 resulted from the growth in our loan portfolio and the net losses experienced, mainly in our leasing portfolio. During 2005, the net charge-offs increased to $13.6 million, from $8.4 million in 2004. The increase in our provision during 2004 was mainly due to the growth of our total loan and lease portfolio, resulting in an increase in nonperforming loans and leases, and an increase in our net charges-offs to $8.4 million in 2004, from $4.0 million in 2003. Also, during 2004, the increase in our nonperforming loans and net charge-offs was also, in part, a result of our acquisition of The Bank & Trust of Puerto Rico on May 3, 2004, on which we acquired a $336.3 million loan portfolio.

In addition, steady growth in our commercial lending portfolio has dictated continual increases in our provision for loan and lease losses. In the other lending categories, such as consumer lending, residential construction lending and mortgage lending, growth has not been robust. We believe existing allowance levels are appropriate. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

In order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine the additional provision for loan and lease losses. In the last quarter of 2005, we increased our provision for loan and lease losses as we experienced an unexpected increase in the number of repossessed vehicles resulting from the impairment of certain leases in our automobile leasing portfolio. For 2004 and 2003, our provisions increased in a uniform manner, in concert with the increases and losses in our commercial loan portfolio and our lease portfolio. During 2004 and 2003, risk levels and losses in these portfolios have been fairly constant. Individual credits that are less than satisfactory or delinquent are reviewed on an ongoing basis to determine whether additional provisions are necessary. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Because we do not have any major industry concentrations, the determination of our provision for loan and lease losses is not impacted by such industry concentrations.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges and other fees	$9,069	117.4%	$8,057	88.6%	$5,456	60.3%
Loss on sale of non-hedging derivatives, net	(944)	(12.2)	—	—	—	—
Gain on sale of loans and leases, net	945	12.2	1,395	15.3	3,547	39.2
(Loss) Gain on sale of securities, net	(301)	(3.9)	—	—	707	7.8
Loss on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(1,040)	(13.5)	(359)	(3.9)	(663)	(7.3)

Total noninterest income	$7,729	100.0%	$9,093	100.0%	$9,047	100.0%

Our total noninterest income was $7.7 million in 2005, as compared to $9.1 million in 2004, and $9.0 million in 2003, representing a decrease of 15.0% in 2005 and an increase of 0.5% in 2004. Noninterest income represented approximately 0.4%, 0.5% and 0.8% of average assets in 2005, 2004 and 2003, respectively.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 117.4%, 88.6% and 60.3% of total noninterest income in 2005, 2004 and 2003, respectively. This income source increased to $9.1 million in 2005 from $8.1 million in 2004 and $5.5 million in 2003. The increase in 2005 was primarily due to an increase in our fees from trust and merchant accounts, and commissions from other bank services, while the increase in 2004 was primarily due to an increase in our number of transactional and savings accounts. During 2005, the increase in commissions from other bank services was mainly due to an increase of $192,000 in leasing license’s commissions and an increase of $258,000 in commissions received by our insurance subsidiary, EuroSeguros.

Another component of noninterest income is the net loss on sale of non-hedging derivatives. During the year ended December 31, 2005, net noninterest income reflected a $944,000 net loss on non-hedging derivatives on which hedge accounting had been discontinued. The net loss during 2005 reflects a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued and a $132,000 gain on such derivatives in the second quarter of 2005. The derivatives were assumed in connection with the acquisition of BankTrust in May 2004.

Gain on the sale of loans and leases of $945,000 was the second largest source of noninterest income in 2005, as compared to $1.4 million in 2004, and $3.5 million in 2003. Income from gain on sale of loans and leases as a percentage of total noninterest income was 12.2%, 15.3% and 39.2% in 2005, 2004 and 2003, respectively. This source of noninterest income is derived primarily from the sale of lease financing contracts and mortgage loans. During September 2005 and March 2005, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million and $14.9 million, respectively. During November 2004 and June 2003, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $30.0 million, in each month, and $20.0 million in December 2003. During 2005, the decrease of $450,000 in the gain on sale of loans was mainly attributable to the lower yields on the loans sold during the year as compared to those sold in 2004. The decrease of $2.2 million in the gain on sale of loans during 2004 was mainly attributable to the lower volumes of sales and, in part, to the lower yields on the loans sold during the year as compared to those sold in 2003. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales, recognizing net gains of approximately $348,000 for the September 2005 sale, $365,000 for the March 2005 sale, $978,000 for the November 2004 sale, $1.8 million for the June 2003 sale and $1.0 million for the December 2003 sale. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $120,000 in September 2005, $106,000 on March 23, 2005, $210,000 on November 30, 2004, $120,000 on June 20, 2003 and $110,000 on December 31, 2003 and have included such estimates in the other liabilities section of our balance sheets for the years ended December 31, 2005 and 2004. Also, during 2005, we sold $21.5 million in mortgage loans to other financial institutions, compared to $28.9 million during 2004, and $42.8 million in September 2003. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $232,000, $309,000 and $700,000 for those same periods. In addition, during 2004, we sold $5.4 million in mortgage and consumer loans, which were acquired from BankTrust and serviced by another entity. We accounted for this transaction as a sale resulting in a gain of approximately $108,000.

During 2005, we recognized a $301,000 loss on sale of $85.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. In 2004, there were no sale of investments and in 2003 we recorded a $707,000 gain on sale of $83.2 million in investment securities available for sale.

Our final component of net noninterest income is the net loss on the sale of our OREO, repossessed assets and other assets. We experienced net losses in this component of $1.0 million, $359,000 and $663,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The net loss on the sale of our OREO, repossessed assets and other assets increased by $681,000, or 189.69%, in 2005 and decreased by $304,000, or 45.9%, in 2004. The increase in 2005 was attributable primarily to an increased volume of losses in our lease financing portfolio as we experienced an unexpected increase in the number of repossessed vehicles resulting from the impairment of certain leases in our automobile leasing portfolio, which created net losses on the sale of repossessed automobiles and equipment totaling $992,000, $334,000 and $655,000 for the years 2005, 2004 and 2003, respectively. Also, as our volume of lease financing contracts has increased, in order to avoid building up our inventory of repossessed automobiles, we have been more aggressive in our disposition efforts, mainly in the last quarter of 2005.

In 2005, the loss on the sale of OREO as a percentage of the loan balance at the date of repossession was 28.7% over nine properties sold with a book value of approximately $3.9 million, while in 2004, it was 5.1% over three properties sold with a book value of approximately $724,000. There were no losses on the sale of OREO for 2003.

In 2004, the decrease in the net loss on the sale of our OREO, repossessed assets and other assets was mainly due to our decision to evaluate in a more aggressive way our repossessed assets, which increased charge-offs at the date of repossession.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits(1)	$14,727	39.2%	$11,111	38.2%	$8,867	39.8%
Occupancy and equipment	8,555	22.7	6,943	24.0	5,910	26.5
Professional services, including directors’ fees	3,912	10.4	2,196	7.6	1,402	6.3
Office supplies	1,163	3.1	1,033	3.6	984	4.4
Other real estate owned and other repossessed assets expenses	1,096	2.9	1,060	3.7	693	3.1
Promotion and advertising	686	1.8	545	1.9	511	2.3
Lease expenses	862	2.3	687	2.4	565	2.5
Insurance	1,095	2.9	804	2.8	628	2.8
Municipal and other taxes	1,674	4.4	1,254	4.3	725	3.2
Commissions and service fees credit and debit cards	1,364	3.6	1,206	4.2	1,051	4.7
Other noninterest expense	2,509	6.7	2,103	7.3	972	4.4
Total noninterest expense	$37,643	100.0%	$28,942	100.0%	$22,308	100.0%
__________
(1)
Reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits have been made in the amount of $8.1 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively, to conform with this year’s presentation.

Our total noninterest expense increased to $37.6 million in 2005, from $28.9 million in 2004 and $22.3 million in 2003. This represents a year over year increase in noninterest expense of 30.1% for 2005 and 29.7% for 2004. These increases can be primarily attributed to the expanded personnel and occupancy costs associated with our business growth, our acquisition of BankTrust, and the recent opening of our four new branch offices (Aguadilla and Canóvanas in December and September 2005, respectively, Hatillo in March 2004 and Mayagüez in September 2003). Our expansion of various groups, including EuroLease and our trust and wealth management group, also contributed to the increase in our total noninterest expense. Noninterest expenses as a percentage of average assets slightly changed to 1.68% in 2005, from 1.63% in 2004, and from 1.96% in 2003. Our efficiency ratio was 47.8% in 2005, from 44.4% in 2004, and from 51.5% in 2003.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefit expenses increased to $14.7 million in 2005, from $11.1 million in 2004. This increase was mainly attributable to an increase of approximately $3.1 million in salary adjustments and expanded personnel for business growth, an increase of approximately $450,000 related to employees’ benefits and activities, and an increase of approximately $96,000 resulting from two new branches opened at Aguadilla and Canóvanas, Puerto Rico. The increase in salary adjustments and expanded personnel for business growth is net of a $501,000 decrease in expenses deferred as loan origination costs when compared to previous year.

Salaries and employee benefit expenses increased to $11.1 million in 2004, from $8.9 million in 2003. This increase was mainly attributable to an increase of approximately $1.3 million resulting from our BankTrust acquisition, an increase of approximately $501,000 in salary adjustments and expanded personnel for business growth, an increase of approximately $321,000 related to employees’ benefits and activities, and an increase of approximately $131,000 resulting from a new branch opening at Hatillo, Puerto Rico. The increase in salary adjustments and expanded personnel for business growth is net of a $1.5 million increase in expenses deferred as loan origination costs when compared to previous year.

Occupancy and equipment expenses increased to $8.6 million in 2005, from $6.9 million in 2004. This increase was mainly attributable to an increase of approximately $414,000 related to new premises for support departments, an increase of approximately $321,000 related to property taxes on branches, leasehold improvements and other real estate owned, an increase of $232,000 resulting from new branch openings, and an increase of approximately $207,000 in occupancy expenses related to business growth in the lease financing and trust departments.

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

Professional and directors’ fees were $3.9 million, $2.2 million and $1.4 million, or 10.4%, 7.6% and 6.3% of total noninterest expenses, in 2005, 2004 and 2003, respectively. These increases are attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to our capital raising efforts, acquisitions, becoming a publicly-traded company, the implementation costs of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting, and our other actions to implement our strategic plan.

Office supplies expenses were $1.2 million, $1.0 million and $984,000, or 3.1%, 3.6% and 4.4% of our total noninterest expenses, in 2005, 2004 and 2003, respectively. These increases are attributable primarily to the expansion of our branch network and franchise.

Our expenses related to OREO and repossessed assets were $1.1 million, or 2.9% and 3.7% of total noninterest expense in 2005 and 2004, respectively, and $693,000, or 3.1% of total noninterest expenses in 2003. This increase is attributable primarily to the increase in repossessed assets as previously mentioned. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are periodically evaluated and any subsequent decline in the fair value is charged to current operations.

Insurance expenses were $1.1 million, $804,000 and $628,000, or 2.9% of our total noninterest expense in 2005 and 2.8% of our total noninterest expense in 2004 and 2003, respectively. Increases in insurance expenses are attributable primarily to the expansion of our branch network, becoming a publicly-traded company and our general organic growth.

Municipal and other taxes increased to $1.7 million, from $1.3 million in 2004, and $725,000 in 2003. These increases are directly attributable to our organic growth and our acquisition of BankTrust in May 2004.

Commissions and service fees on credit and debit cards increased to $1.4 million, from $1.2 million in 2004, and $1.1 million in 2003. This increase is attributable primarily to the increase in the size of our commercial loan portfolio, which provides us with merchant point-of-sale business.

Other noninterest expenses also increased annually during the prior three-year period, however, these increases were related in large part to our asset growth over this period and increased expenses in our leasing business. For 2005 and 2004, the other noninterest expense included a charge-off of $480,000 related to an insurance claim still on litigation and $253,000 related to an income tax deficiency, respectively. During 2005, due in part to management’s commitment to overhead control, these expense increases were significantly outpaced by our revenue growth rate.

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

For the year ended December 31, 2005, we recorded an $9.1 million income tax expense, as compared to $8.7 million in 2004, and $3.4 million in 2003.  Current income tax expense decreased to $1.8 million in 2005, from $3.9 million in 2004 and $3.0 million in 2003, representing a decrease of 55.6% in 2005 and an increase of 33.4% in 2004.  The decrease in 2005 was due to the decrease of 5% in our income before taxes, which was primarily due to an increase in our exempt income as a percentage of total income. Furthermore, our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 41.5%, because we have interest income from certain investments that is exempt from Puerto Rico income tax.  Exempt interest relates mostly to interest earned on securities held by EBS Overseas, our international banking entity subsidiary. The increase in 2004 was due to the increase in our income before taxes of 102.5%, but primarily due to a decrease in our exempt income as a percentage of total income.

At December 31, 2005, 2004, and 2003, we had net deferred tax assets of $5.1 million, $12.5 million, and $4.0 million, respectively. The net decrease of $7.4 million in our deferred tax asset during 2005 was mainly due to the utilization of the net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002, as further explained below. The net increase of $8.5 million during 2004 was mainly due to an increase of $10.8 million in our deferred tax asset offset by an increase of $2.3 million in our deferred tax liability. The increment in the deferred tax assets was mainly due to the tax effect of the net operating losses acquired from BankTrust and the increase in the allowance for loan and lease losses. The increment in our deferred tax liability was mainly due to the increase in the deferred loan costs, the servicing assets and the loans market value allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset that resulted from our acquisitions of Banco Financiero and BankTrust, we will need to generate future taxable income of approximately $690,000 and $1.8 million related to their operations, respectively, prior to the expiration of the net operating loss carryforwards through years 2009 and 2011, respectively.  Such operations yielded approximately $17.1 million of taxable income during 2005 and considering economies of scale to be achieved from the mergers and projected future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences at December 31, 2005 will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Please refer to “Note 21 - Income Taxes” to our 2005 consolidated financial statements for further details.

On August 1, 2005, the governor of Puerto Rico approved and signed Law No. 41, which imposes an additional transitory tax of 2.5% on taxable income.  This additional tax increases the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006.  This change in rate resulted in an increase of $27,000 in the income tax expense for the year ended December 31, 2005, comprised of an increase in current tax expense of $98,000 and a $71,000 estimated deferred tax benefit.

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

Financial Condition

Our total assets as of December 31, 2005 were $2.4 billion, compared to $2.1 billion and $1.3 billion as of December 31, 2004 and 2003, respectively. The increase during 2005 was primarily the result of organic growth in our investment securities and loan and lease portfolio. The increase during 2004 was primarily the result of growth in loans and leases from current operations, investment securities and from those assets acquired in the acquisition of The Bank & Trust of Puerto Rico.

Our total deposits increased by 23.1% to $1.7 billion as of December 31, 2005, after increasing $424.5 million, or 43.1%, to reach $1.4 billion as of December 31, 2004, compared to $984.5 million as of December 31, 2003. The increase in deposits during 2005 was concentrated in time deposits over $100,000 and brokered deposits mainly due to the fierce competition for core deposits on the Island. The increase during 2004 was due to the organic growth of the Bank, but primarily impacted by our acquisition of BankTrust in May 2004, in which we assumed $398.6 million of deposits. Other borrowings decreased to $475.7 million as of December 31, 2005, compared to $520.2 million and $264.6 million at December 31, 2004 and 2003, respectively. These changes in other borrowings were mainly concentrated in the securities sold under agreements to repurchase.

Stockholders’ equity increased by 4.2% to $165.0 million as of December 31, 2005, representing an increase of $6.7 million from $158.3 million as of December 31, 2004. As of December 31, 2004, our total stockholders’ equity was $158.3 million, representing an increase of 143.3% from $65.1 million as of December 31, 2003. In addition to earnings from operations, stock options exercised, a private placement, our initial public offering and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $10.4 million, $3.2 million and $807,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2005, 2004 and 2003, we had $20.8 million, $3.3 million and $19.3 million, respectively, in interest-bearing deposits in other financial institutions. Also, we had $54.1 million, $42.8 million and $20.5 million in securities purchased under agreements to resell for those same periods, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 4.80%, 1.23% and 1.20% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	7,902	7,821
Other investments	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$53,123	$52,063	$690,631	$679,143

December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	9,477	9,514
Other investments	—	—	8,716	8,716	8,716	8,716
Total	$558,055	$555,482	$58,220	$58,022	$616,275	$613,504

December 31, 2003:
U.S. treasury securities	$84,748	$85,116	$—	$—	$84,748	$85,116
U.S. government agencies obligations	39,867	39,930	—	—	39,867	39,930
Collateralized mortgage obligations	144,885	143,189	—	—	144,885	143,189
Mortgage-backed securities	49,027	49,134	—	—	49,027	49,134
State and municipal obligations	4,519	4,575	—	—	4,519	4,575
Other debt securities	2,968	2,994	—	—	2,968	2,994
Other investments	—	—	3,342	3,342	3,342	3,342
Total	$326,014	$324,938	$3,342	$3,342	$329,356	$328,280

During 2005, the investment portfolio increased by approximately $66.5 million to $680.2 million as of December 31, 2005 from $613.7 million as of December 31, 2004. The increase during 2005 was primarily due to the net effect of:

●
the purchase of $142.1 million in US government agencies obligations, $8.3 million in FHLB stocks and $159.8 million in mortgage backed securities and collateralized mortgage obligations, to offset the effect of monthly prepayments and sales during the year and to reinvest cash flows at higher market interest rates in order to improve the average yield of the investment portfolio;

●	the monthly prepayments for approximately $136.8 million of mortgage backed securities;

●
a $85.0 million sale of US Treasury obligations which would have matured between August and November of 2005, which were sold in an effort to improve the yields of the available for sale securities portfolio;

●	a decrease of $7.9 million in FHLB investments due to monthly principal prepayments and maturity of FHLB obligations, and the redemption of FHLB stocks;

●	a net premium amortization of $4.6 million; and

●	a decrease of $1.5 million in Puerto Rico Bonds due to maturity of the PR Public Finance Corp. Bonds.

During 2004, the investment portfolio increased by approximately $285.4 million to $613.7 million as of December 31, 2004 from $328.3 million as of December 31, 2003. The increase during 2004 was primarily due to the net effect of:

●
the purchase of $335.3 million in mortgage back securities and collateralized mortgage obligations, $82.1 million in US government agencies obligations, $6.7 million in Puerto Rico public agencies obligations and $8.7 millions in FHLB stock, from which $53.6 million were acquired from The Bank & Trust of Puerto Rico on May 3, 2004;

●	the monthly prepayments for approximately $103.3 million of mortgage back securities and collateralized mortgage obligations;

●	the maturity and/or redemption of $27.7 million in FHLB obligations, $3.3 million of FHLB stock, $3.0 million of corporate obligations, and $1.7 million in Puerto Rico public agencies obligations; and

●	the net premium amortization of $6.8 million.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During 2005, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 5 years. As of December 31, 2005, after above-mentioned transactions, the estimated average maturity was approximately 2.77 years and the average yield was approximately 4.26%. As of December 31, 2005, investment securities having a carrying value of approximately $487.5 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Year Ended December 31, 2005
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$50,321	2.76%	$176,761	4.36%	$—	—%	$—	—%	$227,082	4.00%

Mortgage backed securities(3)	6,933	5.82	44,187	3.98	12,338	4.78	1,320	7.41	64,778	4.40
Collateral mortgage obligations(3)	44,804	4.19	262,488	4.38	20,107	4.83	—	—	327,399	4.38
State & political subdivisions	3,100	3.21	4,514	4.40	207	5.83	—	—	7,821	3.97
Total investments available-for-sale	$105,158	3.58%	$487,950	4.34%	$32,652	4.82%	$1,320	7.41%	$627,080	4.24%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,763	3.95%	$—	—%	$—	—%	$3,763	3.95%

Mortgage backed securities(3)	—	—	6,322	4.81	—	—			6,322	4.81
Collateral mortgage obligations(3)	—	—	24,663	—4.33	7,723	4.71			32,386	4.42
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$34,748	4.37%	$7,723	4.71%	$—	—%	$42,471	4.44%

Other Investments:
FHLB stock	9,270	5.25%	—	—%	—	—%	—	—%	9,270	5.25%

Investment in statutory trust	—	—	—	—	—	—	1,382	7.95	1,382	7.95
Total other investments	$9,270	5.25%	$—	—%	$—	—%	$1,382	7.95%	$10,652	5.60%
Total investments	$114,428	3.72%	$522,698	4.34%	$40,375	4.80%	$2,702	7.68%	$680,203	4.27%
__________
(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.1% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of December 31, 2005, our investment in other earning assets included $1.4 million equity in our statutory trusts and $9.3 million in FHLB stock. The following table presents the balances of other earning assets as of the dates indicated:

	Year Ended December 31,
Type	2005	2004	2003
	(In thousands)
Statutory trusts	$1,382	$1,386	$1,388
FHLB stock	9,270	7,330	1,954
Total	$10,652	$8,716	$3,342

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $936,000, $2.7 million, $6.8 million, $5.2 million and $5.1 million as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Real estate secured	$658,123	$516,542	$317,491	$263,600	$156,757
Leases	487,863	459,251	315,935	256,087	138,629
Other commercial and industrial	272,205	243,603	177,989	155,622	110,447
Consumer	63,980	74,755	26,592	31,376	18,052
Real estate - construction	82,468	79,334	47,370	52,226	29,371
Other loans	5,336	6,134	4,236	3,665	2,613
Gross loans and leases	$1,569,975	$1,379,619	$889,613	$762,576	$455,869
Plus: Deferred loan costs, net	7,442	6,480	4,707	3,018	1,777
Total loans, including deferred loan costs, net	$1,577,417	$1,386,099	$894,320	$765,594	$457,646
Less: Unearned income	(1,157)	(1,170)	(1,774)	(3,041)	(4,019)
Total loans, net of unearned income	$1,576,260	$1,384,929	$892,546	$762,553	$453,627
Less: Allowance for loan and lease losses	(18,188)	(19,039)	(9,394)	(6,918)	(4,513)
Loans, net	$1,558,072	$1,365,890	$883,152	$755,635	$449,114

As of December 31, 2005, 2004 and 2003, our total loans and leases, net of unearned income, were $1.6 billion, $1.4 billion and $892.5 million, respectively. The significant increase in our loan and lease volume in 2005 and 2004 was the result of organic growth, but in 2004, it was largely impacted by our acquisition of BankTrust, in which we acquired $336.3 million of loans and leases. Our total loans and leases, net of unearned income as a percentage of total assets, remained at 66.0% as of December 31, 2005 and 2004, and decreased from 68.1% in 2003. During 2004, our growth in other assets, such as our investment securities, outpaced the growth of our loan and lease portfolio.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $658.1 million, $516.5 million and $317.5 million as of December 31, 2005, 2004 and 2003, respectively. The volume of our real estate loans has increased significantly as a result of our organic growth and as a result of our acquisition of BankTrust in 2004, on which we acquired real estate loans totaling $106.2 million. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 41.9% in 2005, from 37.4% and 35.7% for the fiscal years ended 2004 and 2003, respectively.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last three years, we have deemphasized equipment leasing and focused on automobile leasing. For 2005, approximately 76.39% of our lease financing contracts originations were for new automobiles, approximately 21.23% were for used automobiles and the remaining 2.38% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts increased to $487.9 million, $459.3 million and $315.9 million as of December 31, 2005, 2004 and 2003, respectively. Lease financing contracts, as a percentage of total loans and leases were 31.0%, 33.3% and 35.5% at the end of 2005, 2004 and 2003, respectively. During September 2005 and March 2005, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million and $14.9 million, respectively. During November 2004 and June 2003, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $30.0 million, in each month, and $20.0 million in December 2003. We retained servicing responsibilities over all lease financing contracts sold. All lease contracts were sold on a limited recourse basis. The recourse on lease contracts sold in September 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance at the selling date of all leases sold. The recourse on lease contracts sold in or before March 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance of all leases sold at repossession date.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans increased to $272.2 million as of December 31, 2005 from $243.6 million in 2004, and from $178.0 million in 2003. The significant increase in commercial and industrial loans in 2005 and 2004 was due to our organic growth, but in 2004, it was mainly attributable to our acquisition of BankTrust. Commercial and industrial loans as a percentage of total loans were 17.3%, 17.7% and 20.0% at the end of 2005, 2004 and 2003, respectively.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination, except for 2004 and 2002, when we acquired consumer loans in connection with our acquisition of BankTrust and Banco Financiero, respectively. In the acquisition, we acquired consumer loans totaling $60.2 million, including a $51.4 million boat financing portfolio, and $12.2 million, respectively. Consumer loans increased to $64.0 million as of December 31, 2005 from $74.8 million in 2004, and from $26.6 million in 2003. Consumer loans as a percentage of total loans and leases were 4.1%, 5.4% and 3.0% at the end of 2005, 2004 and 2003, respectively.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $82.5 million, $79.3 million and $47.4 million as of December 31, 2005, 2004 and 2003, respectively. Construction loans as a percentage of total loans and leases were 5.3%, 5.8% and 5.3% for those same periods, respectively. During 2005 and 2004, the volume of our construction loans has increased as a result of our growth, but in 2004, primarily as the result of our acquisition of BankTrust, on which we acquired construction loans totaling $42.4 million.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $936,000, as of December 31, 2005, excluding non-accrual loans amounting to $27.7 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of December 31, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$110,264	$-	$2,214	$627	$2,555	$115,660
Real estate — secured	165,733	90,040	239,954	90,547	23,503	609,777
Other commercial and industrial	195,616	24,577	39,860	4,857	3,286	268,196
Consumer	10,439	14,015	24	38,574	401	63,453
Leases	6,869	401,910	-	78,553	-	487,332
Other loans	5,075	-	-	-	-	5,075
Total	$493,996	$530,542	$282,052	$213,158	$29,745	$1,549,493
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $329.0 million as of December 31, 2005.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$8,560	$8,365	$9,700	$6,171	$3,668
Nonaccrual loans	27,703	32,168	17,058	15,889	6,540
Total nonperforming loans	36,263	40,533	26,758	22,060	10,208
Other real estate owned	1,542	2,875	2,774	1,963	29
Other repossessed assets	7,975	3,566	3,643	5,681	3,007
Total nonperforming assets	$45,780	$46,974	$33,175	$29,704	$13,244
Nonperforming loans to total loans and leases	2.30%	2.92%	2.98%	2.90%	2.25%
Nonperforming assets to total loans and leases plus repossessed property	2.89	3.37	3.66	3.87	2.90
Nonperforming assets to total assets	1.91	2.23	2.51	2.87	2.18

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

The nonperforming loans and leases decreased to $36.3 million as of December 31, 2005, from $40.5 million as of December 31, 2004 and increased by $9.5 million, from $26.8 million as of December 31, 2003. As of December 31, 2005, nonaccrual loans acquired from BankTrust amounted to $2.6 million. The ratio of nonperforming loans and leases over total loans and leases decreased to 2.30% as of December 31, 2005, from 2.92% and 2.98% as of December 31, 2004 and 2003, respectively.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised of repossessed automobiles, boats and equipment subject to lease contracts. OREO and repossessed assets are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuation of repossessed assets is made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of December 31, 2005, our OREO consisted of 13 properties with an aggregate value of $1.5 million, compared to 12 properties with an aggregate value of $2.9 million as of December 31, 2004, and 13 properties valued at $2.8 million as of December 31, 2003.

Other repossessed assets as of December 31, 2005 were $8.0 million and $3.6 million as of December 31, 2004 and 2003. The increase in repossessed assets during 2005 was in part attributable to increases in volumes of our automobile lease originations, but primarily related to the deterioration of our lease portfolio, mainly during the last quarter of 2005, which resulted in a more aggressive repossession approach by our collection department.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property improved to 2.9% as of December 31, 2005 from 3.4% and 3.7% as of December 31, 2004 and 2003, respectively.

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

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of years. The resulting loss factors are then multiplied against the current period’s balance of loans outstanding to derive an estimated loss. We adjust the historical loss percentage for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

●	effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-offs, and recoveries;

●	changes in the experience, ability and depth of our lending management and staff;

●	concentrations of credit that might affect loss experience across one or more components of the portfolio;

●	levels of, and trends in, delinquencies, net charge offs and nonaccruals; and

●	national and local economic business trends and conditions.

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

Through periodic management review at branch and executive level and utilization of internal delinquency processes, both portfolios and individual loans and leases are monitored on an ongoing basis. When considered appropriate, a specific allowance will be considered on individual loan or lease accounts. A review is generally conducted of all the conditions surrounding any particular account such as the borrower’s character, existing and potential financial condition, realizable value of collateral, prospects for additional collateral and payment record. As a result, the loss potential is determined and specific allowances may be established. The level of allowance will vary depending on the analysis but we utilize the same classification categories as federal regulators, which result in varying amounts of allowance depending on loss potential.

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. These trends are monitored to prevent possible deviations from the loss factors used for the methodology.

In connection with our ongoing evaluation and testing activities under Section 404 of the Sarbanes Oxley Act of 2002 and related rules and regulations, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment of internal control over financial reporting, we are using the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established in COSO, we concluded that certain conditions exist which constitute a “material weakness” in our internal control over financial reporting as of December 31, 2005.

As part of our assessment of the effectiveness of internal control over the allowance for loan and lease losses adequacy, we identified several deficiencies, which when evaluated in the aggregate, were considered a material weakness.  Such deficiencies are related to controls over certain aspects of the monitoring and documentation of recent loss trends of portfolios, the segregation of portfolios for purposes of the calculations of the adequacy of the allowance for loan and lease losses, and the documentation of the unallocated portion of the allowance.  As a result of the material weakness, we concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Notwithstanding the foregoing, the financial information that appear elsewhere in this Annual Report on Form 10-K has been adjusted to properly account for recent loss trends and conditions. An adjustment to the allowance for loan and lease losses in the amount of $2.4 million ($1.6 million net of taxes) was recorded prior to the issuance of the Company’s financial statements as of December 31, 2005. In addition, we have commenced a remediation process post year end and intend to improve and remediate the material weakness in our internal control over financial reporting. For additional information concerning this material weakness, see the Item 9A. Controls and Procedures.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,487,850	$1,217,723	$842,033	$577,995	$383,970
Total loans and leases outstanding at end of period, including loans held for sale	1,577,196	1,387,613	899,392	767,791	458,680
Allowance for loan and lease losses:
Allowance at beginning of period	19,039	9,394	6,918	4,513	3,051
Charge-offs:
Real estate — secured	-	5	-	-	-
Commercial and industrial	4,848	3,329	966	887	290
Consumer	2,600	1,196	1,347	1,718	710
Leases	8,991	5,806	2,715	767	339
Other loans	150	164	37	16	57
Total charge-offs	16,589	10,500	5,065	3,388	1,396

Year Ended December 31,
2005	2004	2003	2002	2001
(Dollars in thousands)
Recoveries:
Real estate — secured	-	-	-	-	-
Commercial and industrial	486	154	160	97	201
Consumer	256	233	254	180	182
Leases	2,210	1,741	675	142	96
Other loans	11	15	1	2	2
Total recoveries	2,963	2,143	1,090	421	481
Net loan and lease charge-offs	13,626	8,357	3,975	2,967	915
Provision for loan and lease losses	12,775	7,100	6,451	3,354	2,377
Allowance of acquired bank — BankTrust (2004) and Banco Financiero (2002)	-	10,902	-	2,018	-
Allowance at end of period	$18,188	$19,039	$9,394	$6,918	$4,513
Ratios:
Net loan and lease charge-offs to average total loans	0.92%	0.69%	0.47%	0.51%	0.24%
Allowance for loan and lease losses to total loans at end of period	1.15	1.37	1.04	0.90	0.98
Net loan and lease charge-offs to allowance for loan losses at end of period	74.92	43.89	42.31	42.89	20.27
Net loan and lease charge-offs to provision for loan and lease losses	106.66	117.70	61.62	55.23	38.49

The rapid growth of our loan and lease portfolio in the past five years required an increased allowance for loan and lease losses. The allowance for loan and lease losses decreased by 4.5%, or $851,000, to $18.2 million at December 31, 2005, as compared to $19.0 million as of December 31, 2004, and increased by 93.61%, or $8.8 million, as compared to December 31, 2003. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.15% at the end of year 2005 from 1.37% in 2004, and increased from 1.04% in 2003. In addition, loan portfolio growth during the year 2005 has been mostly concentrated in commercial loans secured by real estate, on which the loss risk is less than in the other loan categories. The increase in 2004 was mainly related to our acquisition of BankTrust and also reflects our decision to amend our credit policy to charge off a portion of our lease finance contracts that are over 120 days past due and to fully charge off most of our lease contracts that are over 365 days past due. In connection with our BankTrust acquisition, we acquired $10.9 million of additional allowance for loan and lease losses. We consider that the allowance for loan and lease losses, which is 1.15% of total loans and leases at December 31, 2005, is adequate to absorb probable losses in the portfolio.

In March 2003, we commenced the practice of effecting partial charge-off on all lease finance contracts that were over 120 days past due. This is done based on our historical lease loss experience. For 2005, we used a historical loss ratio in lease finance contracts of approximately 15.0%. This partial charge-off is made on a quarterly basis. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. As of December 31, 2005, $1.3 million was charged off for this purpose.

In June 2004, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the year December 31, 2005, $1.3 million was charged off for this purpose.

Net charge-offs as a percentage of average loans was 0.92%, 0.69% and 0.47% at the end of year 2005, 2004 and 2003, respectively. The increase in this ratio for 2005 and 2004 was attributable to increased volumes in the loan and lease portfolio, in part due to our acquisition of BankTrust in May 2004, our decision to fully charge off our lease finance contracts that are over 365 days past due, and the deterioration of our lease portfolio, mainly during the last quarter of 2005.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 106.7% as of December 31, 2005, from 117.7% in 2004, and increased from 61.6% in 2003. During 2005, the decrease of this ratio was mainly as a direct result of the increase in our provision for loan and lease losses to account for the recent loss trends in the leasing portfolio as previously mentioned. The increase in this ratio for 2004 was mainly attributable to our acquisition of BankTrust and our decision to fully charge off most of our lease finance contracts that are over 365 days past due.

Net charge-offs for the year ended December 31, 2005 were $13.6 million, compared to $8.4 million and $4.0 million for the year ended December 31, 2004 and 2003, respectively. The increase in net charge-offs for the year ended December 31, 2005 from the year ended December 31, 2004 was distributed as follows: (i) $1.4 million increase in net charge-offs from consumer loans; (ii) $1.2 million increase in net charge-offs from commercial and industrial loans; and (iii) $2.7 million increase in net charge-offs from our leasing portfolio mainly as a result of an increase in the repossessed vehicles inventory. During 2005, the increase in net charge-offs from consumer loans and in the commercial and industrial loans portfolio included $1.1 million and $643,000 related to marine and commercial loans acquired from BankTrust, respectively, for which adequate allowances were previously established. Also, during 2005, the commercial and industrial charge-offs included the unsecured portions of a loan granted to a computer retailing company amounting to $601,000 and $550,000 related to a loan granted to a construction company, respectively. During 2004, the commercial and industrial charge-offs included the unsecured portion of a loan granted to a construction company amounting to $885,000.

Net charge offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 1.12% for our commercial loan portfolio that is not secured by real estate over the past three years. Over the same period, we have experienced no net losses for our commercial loan portfolio secured by real estate. However, because a significant portion of our business is focused on commercial lending, we have generally maintained a conservative allowance for our commercial loan portfolio. For the portion of our commercial loan portfolio adequately secured with real estate collateral, we maintain an allowance equal to 0.16% of the outstanding balance of such portfolio. The allowance for commercial loans that are not secured by real estate is equal to 1.69% of the outstanding portfolio balance.

Our consumer installment closed end loan portfolio has averaged a 3.79% net loss experience over the past five years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional charge-offs have been recorded and additional allowances have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio we maintain an allowance equal to 3.09% of the outstanding balance of such portfolio.

Our five year old construction loan portfolio has no loss experience. Nevertheless, we maintain an allowance for this portfolio equal to 0.87% of the portfolio balance.

Our leasing portfolio has a 1.39% net loss experience over the last year. We maintain an allowance equal to 1.99% of the balance of this portfolio.

The mortgage portfolio has no loss experience. The large majority of mortgage originations are sold to other financial institutions and the existing portfolio is generally of a mature nature. Nevertheless, we maintain an allowance equal to 0.38% of the mortgage portfolio.

On May 3, 2004, Eurobank acquired loan portfolios from BankTrust totaling $347.2 million with accompanying general, specific and unallocated allowances of $10.9 million. Because a number of BankTrust’s problem loans were acquired by a special purpose vehicle immediately prior to closing, and as a result of a series of charge-offs performed prior to the closing, except with regard to the acquired boat financing portfolio described below, we determined that the portfolios acquired from BankTrust generally had a risk level comparable to our portfolio prior to the BankTrust transaction. Consequently, we continued to apply the same allowance guidelines used to our portfolio.

The only major loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $40.0 million as of December 31, 2005. As with all other BankTrust consumer loans, the special purpose vehicle assumed all loans in the BankTrust boat financing portfolio that were more than 90 days delinquent. In the six months prior to its acquisition, BankTrust maintained a boat financing allowance between 1.6% and 1.9% of the outstanding portfolio. We currently maintain a $759,000 allowance on the boat financing portfolio, or 1.90% of the outstanding portfolio.

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

	As of December 31,
	2005		2004		2003		2002		2001
	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)
	(Dollars in thousands)
Allocated:
Real estate — construction	$714	5.25%	$1,200	5.75%	$464	5.32%	$495	6.85%	$249	6.44%
Real estate — secured	1,137	41.92	1,997	37.44	1,212	35.69	1,037	34.57	753	34.39
Commercial and industrial	4,597	17.34	6,470	17.66	4,067	20.01	2,265	20.41	1,589	24.23
Consumer	1,499	4.08	3,239	5.42	750	2.99	992	4.11	535	3.96
Leases	9,701	31.07	3,815	33.29	1,950	35.51	1,825	33.58	1,360	30.41
Other loans	212	0.34	134	0.44	21	0.48	18	0.48	13	0.57
Unallocated	328	—	2,184	—	930	—	286	—	14	—
Total allowance for loan and lease losses	$18,188	100.00%	$19,039	100.00%	$9,394	100.00%	$6,918	100.00%	$4,513	100.00%
__________
(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.2 million at December 31, 2005, as compared to $11.3 million and $10.5 million at the end of year 2004 and 2003, respectively. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$129,676	8.62%	-%	$119,847	9.39%	-%	$92,643	10.09%	-%
Money market deposits	51,787	3.44	2.10	62,346	4.88	2.14	47,896	5.21	2.70
NOW deposits	46,421	3.09	1.85	40,931	3.21	1.80	26,579	2.89	2.14
Savings deposits	254,923	16.94	2.30	261,660	20.50	2.38	197,242	21.47	2.95
Time certificates of deposit in denominations of $100,000 or more	202,099	13.43	3.24	203,129	15.91	2.16	176,216	19.18	3.03
Brokered certificates of deposits in denominations of $100,000 or more	666,955	44.33	3.87	396,531	31.07	3.79	216,395	23.55	4.19
Other time deposits	152,787	10.15	3.10	192,046	15.04	2.92	161,811	17.61	3.28
Total deposits	$1,504,648	100.00%		$1,276,490	100.00%		$918,782	100.00%

Total deposits as of December 31, 2005, 2004 and 2003 were $1.7 billion, $1.4 billion and $984.5 million, respectively, representing an increase of $325.1 million, or 23.1%, in 2005 and $424.5 million, or 43.1%, in 2004. Average deposits for the years ended December 31, 2005, 2004 and 2003 were $1.5 billion, $1.3 billion and $918.8 million, respectively. Average deposits grew by $228.2 million, or 17.9%, in 2005 and $357.7 million, or 38.9%, in 2004. The increase in 2005 was attributable to our organic growth. The increase in average deposits in 2004 was mainly attributable to our acquisition of BankTrust in May 2004. We assumed $398.6 million in total deposits in connection with our acquisition of BankTrust. The following table presents the composition of our deposits by category as of the dates indicated:

	As of December 31,
	2005	2004	2003
	(In thousands)
Interest bearing deposits:
Now and money market	$70,962	$118,076	$77,019
Savings	223,665	278,802	230,145
Broker certificates of deposits in denominations of less than $100,000	2,972	24,115	229,062
Brokered certificates of deposits in denominations of $100,000 or more	964,233	487,890	—
Time certificates of deposits in denominations of $100,000 or more	203,708	200,474	177,152
Other time deposits in denominations of less than $100,000	121,950	161,783	166,413
Total interest bearing deposits	$1,587,490	$1,271,140	$879,791
Plus: non interest bearing deposits	146,638	137,896	104,758
Total deposits	$1,734,128	$1,409,036	$984,549

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in now and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the island. Accordingly, in order to take advantage of historically low funding costs, we increased brokered deposits to $967.2 million, $512.0 million and $229.1 million as of December 31, 2005, 2004 and 2003, respectively. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of December 31, 2005:

December 31, 2005
(In thousands)
Three months or less	$421,582
Over three months through six months	250,982
Over six months through 12 months	184,880
Over 12 months	310,497
Total	$1,167,941

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the fiscal years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at period-end	$419,860	$463,409	$207,523
Average monthly aggregate balance outstanding during the period	489,110	312,169	92,069
Maximum aggregate balance outstanding at any month-end	614,650	465,302	207,523
Weighted average interest rate for the period	3.33%	1.70%	1.71%
Weighted average interest rate at period-end	4.25%	2.47%	1.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the fiscal years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at period-end	$8,759	$10,404	$10,700
Average balance during the period	10,059	10,450	14,954
Maximum amount outstanding at any month-end	10,404	10,700	18,850
Average interest rate during the period	4.93%	5.59%	5.30%
Average interest rate at period-end	5.37%	4.97%	5.64%

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

Interest expense on notes payable to statutory trusts amounted to approximately $3.1 million, $2.3 million and $2.2 for years ended December 31, 2005, 2004 and 2003, respectively.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, a private placement and capital derived from the issuance of the 2002 Debentures. As of December 31, 2005, 2004 and 2003, total stockholders’ equity was $165.5 million, $158.3 million and $65.1 million, respectively.

Between November and December 2005, we repurchased 163,550 shares upon a stock repurchase program approved by our board of directors in October 2005.

On November, 18, 2005, we recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

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

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in this Annual Report on Form 10-K.

As of December 31, 2005, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	$	≥ 141,479	≥ 8.00%	N/A
Eurobank	190,070	10.72		≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45		≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55		≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35		≥ 94,199	≥ 4.00	N/A
Eurobank	151,657	6.44		≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	$	≥ 126,564	≥ 8.00%	N/A
Eurobank	169,705	10.67		≥ 127,286	≥ 8.00	≥ 159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73		≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20		≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91		≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42		≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$117,934	11.60%	$	≥ 81,308	≥ 8.00%	N/A
Eurobank	117,614	11.57		≥ 81,315	≥ 8.00	≥ 101,643	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	84,400	8.30		≥ 40,654	≥ 4.00	N/A
Eurobank	75,638	7.44		≥ 40,657	≥ 4.00	≥ 60,986	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	84,400	6.76		≥ 49,958	≥ 4.00	N/A
Eurobank	75,638	6.06		≥ 49,958	≥ 4.00	≥ 50,822	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain a relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets at December 31, 2005, 2004 and 2003 totaled approximately $318.5 million, $171.2 million and $144.4 million, respectively. Our Core Basis Surplus liquidity level was 10.1%, 5.8% and 6.7% as of the same periods, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 0.0% or a “positive surplus”. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics, which make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $457.2 million at December 31, 2005, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $16.8 million at December 31, 2005.

During 2005, asset growth was funded primarily with growth in deposits. The deposit growth was mainly in brokered deposits, which increased $455.2 million during 2005. During 2005, cash inflows from operating activities exceeded cash outflows by $44.1 million.

During 2004, asset growth was funded with growth in deposits and borrowings. The deposit growth was distributed as follows: $75.0 million in demand deposits; $48.7 million in savings accounts; $301.6 million in time deposits of which $282.9 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $255.9 million. During 2004, cash inflows from operating activities exceeded cash outflows by $41.4 million.

As of December 31, 2003, deposit growth was distributed as follows: $19.3 million in demand deposits; $83.6 million in savings accounts; $29.1 million in time deposits of which $13.5 million was comprised of brokered deposits. The increase in the level of borrowings was primarily attributable to securities sold under agreements to repurchase of $143.4 million. During 2003, cash inflows from operating activities exceeded cash outflows by $8.6 million.

Our net cash outflows from investing activities for the years 2005, 2004 and 2003 were $319.6 million, $297.8 million and $280.7 million, respectively. The higher net investing cash outflows experienced in 2005 and 2004 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that years to support wholesale funding increases.

Our net cash inflows from financing activities for the years 2005, 2004 and 2003 were $277.9 million, $252.5 million and $277.0, respectively. During 2005, the net financing cash inflows were primarily provided by the net increase in deposits. In 2004, the net financing cash inflows were primarily provided by repurchase agreements growth and the net proceeds from the issuance of common stock.

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

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At December 31, 2005, the Bank had interest rate swap agreements which converted $29.5 million of fixed rate time deposits to variable rate time deposits of which $10.5 million will mature between 2010 and 2013 and $19.0 million between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 17 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2005, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the December 31, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields. As of December 31, 2005, our GAP position is slightly liability sensitive, causing a small loss in increasing rate simulations of 100 and 200 basis points. At December 31, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $800,000, or 1.13% higher than the net interest income in the rates unchanged scenario, and $1.4 million, or 1.93%, higher than the net interest income in the rates unchanged scenario at the December 31, 2005 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At December 31, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $191,000, or 0.27%, lower than the net interest income in the rates unchanged scenario, and $313,000 million, or 0.44%, lower than the net interest income in the rate unchanged scenario at the December 31, 2005 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of December 31, 2005:

	Change in Future Net Interest Income
	At December 31, 2005
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+ 200 basis points over one year	$(313)	-0.44%
+ 100 basis points over one year	(191)	-0.27
- 100 basis points over one year	800	1.13
- 200 basis points over one year	1,374	1.93

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at December 31, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of December 31, 2005 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$54,133	$20,773	$—	$—	$—	$—	$74,906
Investment securities and FHLB/ Federal Reserve Bank stock	—	109,787	69,831	247,671	251,532	—	678,821
Loans	—	849,516	77,369	304,529	329,477	—	1,560,891
Fixed and other assets	—	—	—	—	—	76,665	76,665
Total assets	$54,133	$980,076	$147,200	$552,200	$581,009	76,665	$2,391,283

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	31,561	232	—	409,703	—	441,496
Certificates of deposit	—	717,695	219,441	172,952	182,544	—	1,292,632
Borrowed funds	700	363,778	6,026	21,811	83,397	—	475,712
Other liabilities	—	—	—	—	—	16,476	16,476
Total swaps	—	20,000	—	—	(20,000)	—	—
Stockholders’ equity	—	10,763	—	—	—	154,204	164,967
Total liabilities and stockholders’ equity	$700	$1,143,797	$225,699	$194,763	$655,644	$170,680	$2,391,283
Period gap	$53,433	$(163,721)	$(78,499)	$357,437	$(74,635)
Cumulative gap	$53,433	$(110,288)	$(188,787)	$168,650	$94,015
Period gap to total assets	2.23%	-6.85%	-3.28%	14.95%	3.12%
Cumulative gap to total assets	2.23%	-4.61%	-7.89%	7.05%	3.93%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	90.36%	86.22%	110.78%	104.23%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$7,000	$1,200	$—	$559
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,144	2,949	1,938	10,889
Total	$9,144	$4,149	$1,938	$57,841

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of December 31, 2005, 2004 and 2003, we had commitments to extend credit of $265.3 million, $269.4 million and $156.4 million, respectively. These commitments included standby letters of credit of $7.0 million, $10.5 million and $2.7 million for December 31, 2005, 2004 and 2003, respectively, and commercial letters of credit of $1.3 million, $1.8 million and $977,000 for those same periods, respectively. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2005, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off-balance sheet arrangements, see “Note 27 — Financial Instruments with Off-Balance-Sheet Risk” to our 2005 consolidated financial statements.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment to yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company elected to adopt SOP 03-3 for year ending December 31, 2005. The impact of the new accounting pronouncement cannot be reasonably estimated, as it is related to future loan acquisitions.

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

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company expects to adopt this new implementation for the first quarter of 2006. This statement has an inconsequential impact on the Company’s financial statements.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation and as a result of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, EuroBancshares’ principal executives and principal financial officers and effected by EuroBancshares’ Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EuroBancshares;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of EuroBancshares are being made only in accordance with authorizations of management and directors of EuroBancshares; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of EuroBancshares’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of EuroBancshares’ internal control over financial reporting as of December 31, 2005. In making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established in COSO, we have identified the following material weakness in our internal control over financial reporting:

As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan and lease losses, resulting from the following matters:

•	We did not maintain sufficient documentation to support the monitoring of the recent loss trends experienced in loan and lease portfolios;

•	There was a lack of controls over the segregation of the commercial real estate/other commercial loan portfolios used for determining the general allowance for loan losses; and

•	We did not maintain adequate documentation to support the unallocated portion of the allowance for loan and lease losses.

These deficiencies resulted in a misstatement in the allowance for loan and lease losses, which was detected and corrected prior to the issuance of the Company’s December 31, 2005 financial statements and resulted in more than a remote likelihood that a material misstatement of our consolidated financial statements would not have been prevented or detected.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2005.

EuroBancshares’ independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on management’s assessment of EuroBancshares’ internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

However, we have commenced a remediation process post year end and intend to take the following actions to improve and remediate the material weakness in our internal control over financial reporting.

•
A detailed quarterly review and monitoring of loan and lease loss ratios will be documented in order to detect any trend which may require adjustment of loss percentages allocated in the general allowance for loan and lease portfolios.

•
New reports will be produced in order to compare portfolio balances with prior month to identify key variances. Analysis procedures will be formalized and documented to ensure the accuracy of these reports.

•
A memorandum will be prepared by the Loan Review Officer and submitted to management and the Board of Directors on a monthly basis to document the unallocated portion of the allowance for loan and lease losses following the guidelines set forth in Staff Accounting Bulletin No. 102.

We believe that these actions will strengthen our internal control over financial reporting and will address the material weakness identified above.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders of
EuroBancshares, Inc.:

We have audited management's assessment, included in the accompanying, Management’s Report on Internal Control over Financial Reporting, included in Item 9A(b), that EuroBancshares, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan and lease losses, resulting from the following matters:

•	The Company did not maintain sufficient documentation to support the monitoring of the recent loss trends experienced in loan and lease portfolios;

•	There was a lack of controls over the segregation of the commercial real estate/other commercial loan portfolios used for determining the general allowance for loan losses; and

•	The Company did not maintain adequate documentation to support the unallocated portion of the allowance for loan and lease losses.

These deficiencies resulted in a misstatement in the allowance for loan and lease losses in the Company’s preliminary December 31, 2005 financial statements and resulted in more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EuroBancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that EuroBancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, EuroBancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/KPMG LLP

San Juan, Puerto Rico
March 16, 2005

Stamp No. 2102423 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information under the captions “Proposal Regarding Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

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

ITEM 11. Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

The information under the caption “Principal Auditor Fees and Services” in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005
Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or related notes.

Exhibits

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

3.2
Amended and Restated Bylaws of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

3.3
Certificate of Designation of EuroBancshares, Inc. Noncumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.1
Specimen stock certificate representing EuroBancshares, Inc. Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on August 2, 2004)

4.2
Specimen stock certificate representing EuroBancshares, Inc. Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 31, 2005

4.3
Indenture, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.4
Amended and Restated Declaration of Trust, dated as of December 18, 2001, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Rafael Arrillaga-Torréns, Jr., Jorge Calderón Drowett, and William Torres-Torres, as Administrators (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.5
Guarantee Agreement, dated as of December 18, 2001, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.6
Indenture, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

4.7
Amended and Restated Declaration of Trust, dated as of December 19, 2002, by and among EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Jose Martinez Recondo, Isabella Arrillaga, as Administrators (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

Exhibit Number	Description of Exhibit
4.8
Guarantee Agreement, dated as of December 19, 2002, between EuroBancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association) (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.1†
EuroBancshares, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.2†
Form of EuroBancshares, Inc. Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.3†
Form of EuroBancshares, Inc. Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.4†
2005 Stock Option Plan for EuroBancshares, Inc., dated May 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on June 2, 2005)

10.5†
Executive Severance Compensation Agreement, dated as of April 12, 1999, between Eurobank and Ms. Yadira R. Mercado (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.6†
Eurobank Master Trust Retirement Plan Program (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.7†
Form of EuroBancshares, Inc. Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.8†
Agreement and Plan of Merger, dated as of September 6, 2002, by and among EuroBancshares, Inc. and Banco Financiero de Puerto Rico (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.9
Agreement and Plan of Merger, dated as of February 24, 2004, by and among EuroBancshares, Inc., Eurobank, and The Bank & Trust of Puerto Rico (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

21
List of Subsidiaries of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

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

EUROBANCSHARES, INC.

Date: March 16, 2006	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2006	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: March 16, 2006	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 16, 2006	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez Director

Date: March 16, 2006	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar Director

Date: March 16, 2006	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni Director

Date: March 16, 2006	By:	/s/ Plácido González Córdova
Plácido González Córdova Director

Date: March 16, 2006	By:	/s/ Jorge Calderón Drowett
Jorge Calderón Drowett Director

Date: March 16, 2006	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía Director

Date: March 16, 2006	By:	/s/ Diana López-Feliciano
Diana López-Feliciano Director

Date: March 16, 2006	By:	/s/ William Torres Torres
William Torres Torres Director

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005 and 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004	F-2
CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2005	F-3
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2005	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2005	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
EuroBancshares, Inc.:

We have audited the accompanying consolidated balance sheets of EuroBancshares, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroBancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EuroBancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Juan, Puerto Rico March 16, 2006

Stamp No. 2102422 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

Assets	2005	2004
Cash and due from banks	$20,993,485	$18,597,116
Interest-bearing deposits	20,773,171	3,271,377
Securities purchased under agreements to resell	54,132,673	42,810,479
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	399,365,589	457,247,716
Other securities available for sale	227,714,687	98,234,027
Investment securities held to maturity:
Pledged securities with creditors’ right to repledge	41,718,249	34,390,675
Other securities held to maturity	752,535	15,113,768
Other investments	10,652,000	8,715,600
Loans held for sale	936,281	2,684,063
Loans, net of allowance for loan and lease losses of $18,188,130 in 2005 and $19,038,836 in 2004	1,558,071,526	1,365,890,375
Accrued interest receivable	14,979,784	11,167,973
Customers’ liability on acceptances	501,195	395,161
Premises and equipment, net	11,167,981	11,261,213
Other assets	29,523,653	33,009,509
Total assets	$2,391,282,809	$2,102,789,052
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$146,637,966	$137,895,861
Interest bearing	1,587,490,180	1,271,140,575
Total deposits	1,734,128,146	1,409,036,436
Securities sold under agreements to repurchase	419,859,750	463,409,056
Acceptances outstanding	501,195	395,161
Advances from Federal Home Loan Bank	8,758,626	10,403,638
Notes payable to Statutory Trusts	46,393,000	46,393,000
Other borrowings	700,175	—
Accrued interest payable	9,263,493	6,719,851
Accrued expenses and other liabilities	6,711,389	8,130,222
	2,226,315,774	1,944,487,364
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2005 and 2004	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 19,398,848 in 2005 and 19,564,086 in 2004	195,641	195,641
Capital paid in excess of par value	105,508,402	105,408,402
Retained earnings:
Reserve fund	6,528,519	4,721,756
Undivided profits	54,348,750	40,369,955
Treasury stock, 165,238 at cost	(1,946,052)	—
Accumulated other comprehensive loss	(10,431,650)	(3,157,491)
Total stockholders’ equity	164,967,035	158,301,688
Total liabilities and stockholders’ equity	$2,391,282,809	$2,102,789,052
See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Loans, including fees	$107,970,892	$82,790,251	$58,384,934
Investment securities:
Available-for-sale	21,997,813	11,887,768	6,009,233
Held-to-maturity	1,874,044	201,017	—
Interest-bearing deposits, securities purchased under agreements to resell, and other	1,389,732	514,602	554,344
Total interest income	133,232,481	95,393,638	64,948,511
Interest expense:
Deposits	44,933,645	33,309,033	27,384,400
Securities sold under agreements to repurchase, notes payable, and other	20,002,104	8,172,239	4,537,848
Total interest expense	64,935,749	41,481,272	31,922,248
Net interest income	68,296,732	53,912,366	33,026,263
Provision for loan and lease losses	12,775,000	7,100,000	6,451,000
Net interest income after provision for loan and lease losses	55,521,732	46,812,366	26,575,263
Noninterest income:
Service charges - fees and other	9,068,560	8,056,482	5,456,397
Net loss on non-hedge derivatives	(943,782)	—	—
Net (loss) gain on sale of securities	(301,053)	—	707,155
Net loss on sale of other real estate owned, repossessed assets, and on disposition of other assets	(1,040,206)	(358,890)	(662,556)
Gain on sale of loans	945,613	1,395,105	3,546,634
Total noninterest income	7,729,132	9,092,697	9,047,630
Noninterest expense:
Salaries and employee benefits	14,727,209	11,110,819	8,866,742
Occupancy	6,297,388	4,921,631	4,214,207
Furniture, fixture and equipment	2,257,136	2,020,972	1,695,716
Professional services	3,911,659	2,196,101	1,402,283
Municipal and other taxes	1,674,393	1,253,950	725,474
Commissions and service fees	1,364,187	1,206,119	1,050,733
Office supplies	1,163,206	1,032,576	984,290
Insurance	1,095,193	803,727	627,540
Promotional	686,080	545,128	510,782
Other	4,466,822	3,850,665	2,229,940
Total noninterest expense	37,643,273	28,941,688	22,307,707
Income before income taxes and extraordinary item	25,607,591	26,963,375	13,315,186
Provision for income taxes	9,077,228	8,662,633	3,432,465
Income before extraordinary item	16,530,363	18,300,742	9,882,721
Extraordinary gain on acquisition of BankTrust	—	4,419,118	—
Net income	$16,530,363	$22,719,860	$9,882,721

Earnings per share:
Basic:
Income before extraordinary item	$0.81	$1.08	$0.71
Extraordinary item	—	0.27	—
Net income	$0.81	$1.35	$0.71
Diluted:
Income before extraordinary item	$0.78	$1.04	$0.69
Extraordinary item	—	0.26	—
Net income	$0.78	$1.30	$0.69

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Preferred stock:
Balance at beginning of period	$4,305	$—	$—
Issuance of preferred stock	—	4,305	—
Balance at end of period	4,305	4,305	—
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	—	—
Issuance of preferred stock	—	10,759,120	—
Balance at end of period	10,759,120	10,759,120	—
Common stock:
Balance at beginning of period	195,641	69,737	69,397
Purchase and retirement of common stock	—	(10)	—
Issuance of common stock before stock split	—	7,928	340
Stock split	—	77,655	—
Issuance of common stock after stock split	—	40,331	—
Balance at end of period	195,641	195,641	69,737
Capital paid in excess of par value - common stock:
Balance at beginning of period	105,408,402	42,943,014	42,675,749
Purchase and retirement of common stock	—	(8,684)	—
Issuance of common stock before stock split	—	12,290,548	267,265
Stock split	—	(77,655)	—
Issuance of common stock after stock split	—	50,261,179	—
Reversal of initial public offering expenses	100,000	—	—
Balance at end of period	105,508,402	105,408,402	42,943,014
Reserve fund:
Balance at beginning of period	4,721,756	2,348,598	1,299,469
Transfer from undivided profits	1,806,763	2,373,158	1,049,129
Balance at end of period	6,528,519	4,721,756	2,348,598
Undivided profits:
Balance at beginning of period	40,369,955	20,521,151	11,687,559
Net income	16,530,363	22,719,860	9,882,721
Preferred stock dividends ($1.73 and $1.16 per share in 2005 and 2004, respectively)	(744,805)	(497,898)	—
Transfer to reserve fund	(1,806,763)	(2,373,158)	(1,049,129)
Balance at end of period	54,348,750	40,369,955	20,521,151
Treasury stock
Balance at beginning of period	—	—	—
Purchase of common stock	(1,924,192)	—	—
Common stock received as payment in lieu of a debt obligation	(21,860)	—	—
Balance at end of period	(1,946,052)	—	—
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(3,157,491)	(807,244)	1,603,307
Unrealized net loss on investment securities available for sale
and cash flow hedges	(7,274,159)	(2,350,247)	(2,410,551)
Balance at end of period	(10,431,650)	(3,157,491)	(807,244)
Total stockholders’ equity	$164,967,035	$158,301,688	$65,075,256

Comprehensive income:
Net income	$16,530,363	$22,719,860	$9,882,721
Other comprehensive income (loss), net of tax:
Unrealized net loss on investment securities available for sale
and cash flow hedges	(7,575,212)	(2,350,247)	(1,880,185)
Reclassification adjustment for realized loss (gains) included in net income	301,053	—	(530,366)
Unrealized net losses on investments securities
available for sale and cash flow hedges	(7,274,159)	(2,350,247)	(2,410,551)
Comprehensive income	$9,256,204	$20,369,613	$7,472,170
See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$16,530,363	$22,719,860	$9,882,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,707,270	3,706,507	1,442,973
Provision for loan and lease losses	12,775,000	7,100,000	6,451,000
Deferred tax provision	7,326,026	4,715,347	473,178
Extraordinary gain on the acquisition of BankTrust	—	(4,419,118)	—
Net loss on non-hedging derivatives	943,782	—	—
Net loss (gain) on sale of securities	301,053	—	(707,155)
Net gain on sale of loans	(945,613)	(1,395,105)	(3,546,634)
Net loss on sale of other real estate, repossessed assets and
on disposition of other asset	1,040,206	358,890	662,556
Net amortization of premiums and accretion of discount on investment securities	4,550,939	6,784,807	2,916,668
Increase in deferred loan origination costs, net	(961,742)	(1,773,009)	(1,688,506)
Origination of loans held for sale	(21,510,695)	(28,941,128)	(49,165,365)
Proceeds from sale of loans held for sale	21,744,371	29,250,216	48,284,312
Increase in accrued interest receivable	(3,811,811)	(2,262,588)	(1,309,044)
Net decrease (increase) in other assets	194,834	(1,910,500)	(4,561,679)
Increase in accrued interest payable, accrued expenses, and other liabilities	1,240,556	7,423,628	(545,698)
Net cash provided by operating activities	44,124,539	41,357,807	8,589,327

Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell	(11,322,194)	785,044	24,530,684
Net (increase) decrease in interest-bearing deposits	(17,501,794)	19,324,216	10,557,759
Proceeds from sale of investment securities available for sale	84,976,055	—	83,219,690
Purchases of investment securities available for sale	(301,826,010)	(316,639,752)	(400,874,835)
Proceeds from principal payments and maturities of investment securities available for sale	133,137,712	134,869,775	133,088,387
Purchases of investment securities held to maturity	(8,324,100)	(59,086,330)	(1,673,100)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	13,131,956	4,172,230	2,124,700
Net increase in loans	(241,504,835)	(186,308,350)	(182,197,255)
Proceeds from sale of loans	29,962,303	35,555,732	50,000,046
Proceeds from sale of other assets	1,575,043	830,425	3,098,738
Capital expenditures	(1,923,269)	(2,465,055)	(2,594,393)
Cash and due from banks received from the acquisition of BankTrust, net	—	71,134,806	—
Net cash used in investing activities	(319,619,133)	(297,827,259)	(280,719,579)

Cash flows from financing activities:
Net increase in deposits	325,091,710	25,931,840	141,504,053
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(42,849,131)	235,886,056	143,410,313
Repayments to Federal Home Loan Bank	(1,645,012)	(66,034,362)	(8,150,000)
Dividends paid to preferred stockholders	(760,552)	(480,879)	—
Net proceeds from issuance of common stock	—	57,241,571	267,605
Purchase of common stock	(1,946,052)	—	—
Net cash provided by financing activities	277,890,963	252,544,226	277,031,971
Net increase (decrease) in cash and cash equivalents	2,396,369	(3,925,226)	4,901,719
Cash and cash equivalents beginning balance	18,597,116	22,522,342	17,620,623
Cash and cash equivalents ending balance	$20,993,485	$18,597,116	$22,522,342

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(1)	Organization

EuroBancshares, Inc. (the Company or EuroBancshares) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the Bank). The Bank is a full service commercial bank with a delivery system of 23 branches in Puerto Rico. As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the board of governors of the Federal Reserve System.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries: the Bank (including two international banking entities) and Euroseguros, Inc. (Euroseguros or the Agency), a company acting as an agent to sell life, property, and casualty insurance products in Puerto Rico, principally to customers of the Bank. Effective December 31, 2003, the Company adopted Financial Accounting Standards Board’s Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R required the Company to deconsolidate the Eurobank Statutory Trust I (the Trust) and Eurobank Statutory Trust II (the Trust II) as of December 31, 2003. Deconsolidation resulted in the recharacterization of the liability previously presented as trust preferred capital securities as notes payable to the statutory trusts that issued the capital securities. The Company’s equity interest in the Trust and Trust II has been included in other investments in the 2005 and 2004 consolidated balance sheets. The Trust and the Trust II are special purpose vehicles that entered into financing transactions involving the issuance of trust preferred capital securities (note 18).

(2)	Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include, the allowance for loan and lease losses, valuation of repossessed assets, valuation of derivative instruments and deferred income tax. Therefore, actual results could differ from those estimates. Following is a description of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements:

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Premiums and discounts are amortized over the estimated average life of the related investment security available for sale as an adjustment to yield using a method that approximates the interest method. Additionally, the Company anticipates estimated prepayments on mortgage-backed securities in the amortization of premiums and accretion of discounts on such securities. Dividend and interest income are recognized when earned.

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

(h)	Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in the loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.

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
December 31, 2005 and 2004

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

Specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. When the measure of the impaired loan is less than the recorded amount, the impairment is recorded through a valuation allowance. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest. The provision for loan and lease losses is adjusted in order to state the allowance for loan and lease losses to the required level as determined above.

Management believes that the allowance for loan and lease losses is adequate; however, regulatory agencies, including the Federal Reserve System and the Federal Deposit Insurance Corporation (the FDIC), as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses.

The Company generally classifies loans as nonperforming when they become 90 days past due, unless the loan is adequately collateralized and it is in the process of collection.

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
December 31, 2005 and 2004

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

The Company has no contracts to service loans for others, except for servicing retained on loan sales. The total cost of loans sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing assets), based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. In addition, the Company assesses capitalized servicing assets for impairment based on the fair value of those assets.

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

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which are calculated utilizing the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Expenditures for major improvements and remodeling are capitalized while maintenance and repairs are charged to expense. Gains or losses on disposition of premises and equipment and related operating income and maintenance expenses are included in current operations.

(m)	Other Real Estate and Repossessed Assets

Other real estate and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuation of repossessed assets is made periodically after its acquisition and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of other real estate and repossessed assets and related operating income and maintenance expenses are included in current operations.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(n)	Trust Services

In connection with its trust activities, the Company administers and is custodian of assets, which amounted to approximately $200,364,000 and $283,224,000 at December 31, 2005 and 2004, respectively.

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

Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Any stock splits and stock dividend are retroactively recognized in all periods presented in the consolidated financial statements.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(u)	Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2005	2004	2003
Cash paid during the years for:
Interest	$62,392,000	$37,630,000	$32,494,000
Income taxes	2,419,005	2,533,000	3,116,000
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	$30,755,000	$20,282,000	$15,431,000
Financing of repossessed assets	24,393,049	17,157,284	14,062,221
Change in fair value of available-for-sale securities and cash-flow hedges	(7,849,559)	(2,434,211)	(3,214,069)
Capital contribution through issuance of EuroBancshares' stocks on acquisition of BankTrust (note 3):
Common stock	–	5,551,845	–
Preferred stock	–	10,763,425	–

(v)	Stock Option Plan

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

SFAS No. 123 established accounting and disclosure requirements using the fair value based method of accounting for stock-based employee compensation plans. The per share fair value of stock options granted during 2005, 2004 and 2003 was $7.23, $1.85 and $1.27, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: no dividend yield for 2005, 2004 and 2003; risk-free interest rates of 4.00% for 2005, 3.03% for 2004, and 2.75% for 2003; volatility assumption of 40.09% for 2005, and none in 2004 and 2003; and expected lives of five years.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation in each period.

	2005	2004		2003
Net income, as reported	$16,530,363	$22,719,860		$9,882,721
Employees stock based compensation	–	37,518	(1)	–
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(904,368)	(263,047)		(364,421)
Pro forma net income	$15,625,995	$22,494,331		$9,518,300
Earnings per share:
Basic - as reported	$0.81	$1.35		$0.71
Basic - pro forma	0.76	1.33		0.69
Diluted - as reported	0.78	1.30		0.69
Diluted - pro forma	0.73	1.28		0.67

(1)	Refer to note 22 - Stock Transactions, for details of employees stock awards.

The company will adopt the provisions of SFAS 123 (revised 2004), as discussed in (ab) below.

(w)	Comprehensive Income

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

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

There were no impairment losses in 2005, 2004 and 2003.

(y)	Derivative Instruments and Hedging Activities

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument, that qualifies as either a fair-value or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value-hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting if not already done and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

(z)	Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2005 presentation, including reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits in the amount of $8.1 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively, related to revised classification of certain loan origination costs.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(ab)	Recently Issued Accounting Standards

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. For the Company, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement was effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. This statement did not have a material impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment to yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company adopted SOP 03-3 for year ended December 31, 2005. The impact of the new accounting pronouncement cannot be reasonably estimated, as it is related to future loan acquisitions.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In December 2004, the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, was revised. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective, for public entities that do not file as small business issuers - for annual, rather than interim periods that begin after June 15, 2005. The Company will adopt this Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. All of the Company’s previous stock based awards were fully vested at grant dates, consequently, the adoption of this statement will have no effect on the Company except for the effects on awards granted after the date of adoption.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

The pro forma information below is theoretical in nature and not necessarily indicative of future or past consolidated results of operations of the Company. The Company’s unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003, assuming BankTrust had been acquired as of January 1, 2003, are as follows:

	Year Ended December 31
	2004	2003
Interest income	$115,526	110,065

Income before extraordinary item/unusual recovery	2,137	2,479
Net income	6,556	4,783
Earnings per share:
Basic	0.35	0.28
Diluted	0.34	0.33

(4)	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2005 and 2004 consist of short-term investments, usually overnight transactions. The following table summarizes certain information on securities purchased under agreements to resell:

	2005	2004
Amount outstanding at year-end	$54,132,673	$42,810,479
Maximum aggregate balance outstanding at any month-end	58,552,186	63,763,679
Average monthly aggregate balance outstanding during the year	30,147,950	26,607,444
Weighted average interest rate for the year ended December 31	3.63%	1.30%
Weighted average interest rate at year-end	4.65%	2.36%

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

The fair value of the collateral securities held by the Bank on these transactions as of December 31, 2005 and 2004 was approximately $55,782,000 and $43,664,000, respectively. It is the Company’s policy to request collateral securities with fair value of at least 102% of the transaction amount.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(5)	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31, 2005 and 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$3,115,000	$–	$(15,238)	$3,099,762
One through five years	3,131,244	2,786	(63,239)	3,070,791
Five to ten years	631,112	5,912	(340)	636,684
More than ten years	1,025,000	5,742	(16,957)	1,013,785
FED Farm Credit Bonds:
One through five years	50,299,967	–	(614,219)	49,685,748
Federal Home Loan Bank notes:
Less than one year	22,141,963	–	(247,259)	21,894,704
One through five years	147,974,882	–	(2,866,421)	145,108,461
Federal National Mortgage Association notes:
Less than one year	4,999,830	–	(3,590)	4,996,240
One through five years	2,474,558	–	(60,980)	2,413,578
Federal Home Loan Mortgage Corporation notes:
Less than one year	3,001,070	–	(18,344)	2,982,726
Mortgage-backed securities	398,713,782	391,108	(6,927,093)	392,177,797
Total	$637,508,408	$405,548	$(10,833,680)	$627,080,276

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$1,506,276	$8,960	$(905)	$1,514,331
One through five years	6,264,714	39,714	(13,920)	6,290,508
More than ten years	1,706,383	15,429	(12,819)	1,708,993
U.S. Treasury obligations:
Less than one year	84,882,054	–	(489,884)	84,392,170
Federal Home Loan Bank notes:
Less than one year	37,517,099	–	(237,465)	37,279,634
One through five years	41,391,666	–	(257,723)	41,133,943
Federal National Mortgage Association notes:
One through five years	7,461,983	–	(49,295)	7,412,688
Federal Home Loan Mortgage
Corporation notes:
One through five years	3,005,088	–	(32,433)	2,972,655
Mortgage-backed securities	374,320,227	1,385,436	(2,928,842)	372,776,821
Total	$558,055,490	$1,449,539	$(4,023,286)	$555,481,743

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At December 31, 2005 and 2004, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

During the years ended December 31, 2005 and 2003, proceeds from sales of investment securities were approximately $84,976,000 and $83,220,000, respectively, and gross losses of approximately $301,000 were realized in 2005 and gross gains of approximately $707,000 were realized in 2003. During the year ended December 31, 2004 there was no sales of investment securities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(2,226,348)	$150,751,724	$(1,584,466)	$76,329,733	$(3,810,814)	$227,081,457
State and municipal obligations	(45,969)	4,499,031	(49,804)	2,055,028	(95,773)	6,554,059
Mortgage-backed securities	(3,250,072)	207,136,215	(3,677,021)	135,185,463	(6,927,093)	342,321,678
	$(5,522,389)	$362,386,970	$(5,311,291)	$213,570,224	$(10,833,680)	$575,957,194

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

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(6)	Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2005 and 2004 are as follows:

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,762,677	$–	$(99,441)	$3,663,236
Mortgage-backed securities	38,708,107	–	(959,804)	37,748,303
Total	$42,470,784	$–	$(1,059,245)	$41,411,539

	2004
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$4,813,645	$–	$(38,338)	$4,775,307
Mortgage-backed securities	44,690,798	183,194	(342,738)	44,531,254
Total	$49,504,443	$183,194	$(381,076)	$49,306,561

During the years ended December 31, 2005, 2004 and 2003, there were no sales of investment securities held to maturity.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(99,441)	$3,663,236	$(99,441)	$3,663,236
Mortgage-backed securities	(250,139)	10,016,734	(709,665)	27,731,569	(959,804)	37,748,303
	$(250,139)	$10,016,734	$(809,106)	$31,394,805	$(1,059,245)	$41,411,539

Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(7)	Other Investments

Other investments at December 31, 2005 and 2004 consist of the following:

	2005	2004
FHLB stock, at cost	$9,269,500	$7,330,100
Investment in statutory trusts (notes 1 and 18)	1,382,500	1,385,500
Other investments	$10,652,000	$8,715,600

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(8)	Pledged Assets

At December 31, 2005, various securities and loans were pledged to secure the following:

	Carrying
Asset pledged	value	Items secured/collateralized
Securities	$8,371,111	Deposits of public funds
Commercial loans
guaranteed by the Small
Business Administration	1,135,765	Deposits of public funds
Securities	21,770,250	Advances from Federal Home Loan Bank
Residential mortgage loans	565,259	Advances from Federal Home Loan Bank
Securities	35,058	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for IRA Trust
Securities	883,168	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for the Trust and the International
		Banking Entity operations
Securities	289,629	Assets pledged with the Federal Reserve Bank
		for Treasury, tax, and loan account
Securities	11,943,888	Assets pledged with the Federal Reserve Bank
		for Discount Window
Securities	3,151,651	Assets pledged for derivatives contracts
Securities	441,083,838	Securities sold under agreements to repurchase

(9)	Interest and Dividends on Investment Securities

A detail of interest and FHLB dividend income on investment securities for the years ended December 31:

	2005	2004	2003
Mortgage-backed securities:
Taxable	$1,722	$381,436	$—
Exempt	11,591,150	6,527,806	2,506,807
	$11,592,872	$6,909,242	$2,506,807
Other investment securities:
Taxable	$132,076	$358,917	$89,044
Exempt	12,146,909	4,820,626	3,413,382
	$12,278,985	$5,179,543	$3,502,426

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(10)	Loans, Net

A summary of the Company’s loan portfolio at December 31, 2005 and 2004 is as follows:

	2005	2004
Commercial and industrial secured by real estate	$612,375,600	$463,500,209
Other commercial and industrial	272,005,403	242,479,758
Construction secured by real estate	82,468,171	79,334,108
Other construction	200,000	1,123,435
Mortgage	44,841,330	51,730,399
Consumer secured by real estate	905,774	1,311,343
Other consumer	63,979,725	74,755,008
Lease financing contracts	487,863,247	459,250,841
Overdrafts	5,336,117	6,133,558
	1,569,975,367	1,379,618,659
Deferred loan origination costs, net	7,441,524	6,479,782
Unearned finance charges	(1,157,236)	(1,169,230)
Allowance for loan and lease losses	(18,188,130)	(19,038,836)
Loans, net	$1,558,071,525	$1,365,890,375

The components of the net financing leases receivable at December 31, 2005 and 2004 were as follows:

	2005	2004
Installments lease payments	$418,567,261	$395,318,044
Guaranteed residual payments	69,295,986	63,932,797
Minimum lease payments	487,863,247	459,250,841
Deferred origination costs, net	7,694,020	6,795,587
Less unearned income (equipment leases)	(1,157,106)	(1,163,859)
	$494,400,161	$464,882,569

Guaranteed residual payments apply to leases where there is a more than nominal final payment for transfer of the unit to lessee. Such amounts are obligations of the lessee, which are generally established at amounts not to exceed the unit’s estimated value at the end of the lease term.

At December 31, 2005, future minimum lease payments are expected to be received as follows:

Years ending December 31:
2006	$104,800,036
2007	106,886,363
2008	105,782,470
2009	96,505,476
2010	64,817,668
Thereafter	9,071,234
$487,863,247

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The following is a summary of information pertaining to impaired loans:

	2005	2004
Impaired loans with related allowance	$7,071,000	$14,230,000
Impaired loans that did not require allowance	12,493,000	9,429,000
Total impaired loans	$19,564,000	$23,659,000
Allowance for impaired loans	$590,000	$924,000

	2005	2004	2003
Average investment in impaired loans	$22,439,000	$21,317,000	$13,246,000
Interest income recognized on impaired loans	1,095,000	560,000	547,000
Interest income recognized on a cash basis on impaired loans	1,095,000	560,000	547,000

No additional funds are committed to be advanced in connection with impaired loans.

As of December 31, 2005, 2004 and 2003, loans on which the accrual of interest has been discontinued amounted to $27,702,796, $32,168,494 and $17,058,295, respectively. If these loans had been accruing interest, the additional interest income realized would have been $2,633,658, $1,640,797 and $822,355, for 2005, 2004, and 2003, respectively.

Commercial and industrial loans with principal outstanding balances amounting to approximately $2,602,000 and $3,474,000 in 2005 and 2004, respectively, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of December 31, 2005 and 2004, industrial loans with a principal outstanding balance of approximately $1,555,000, were guaranteed by the U.S. government through the U.S. Department of Agriculture.

(11)	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2005	2004	2003
Balance at beginning of year	$19,038,836	$9,393,943	$6,918,141
Provision for loan and lease losses	12,775,000	7,100,000	6,451,000
Loans and leases charged-off	(16,589,457)	(10,499,850)	(5,065,207)
Recoveries	2,963,751	2,143,197	1,090,009
Allowance from the acquisition of
BankTrust	-	10,901,546	–
Balance at end of year	$18,188,130	$19,038,836	$9,393,943

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(12)	Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated
	useful lives
	(years)	2005	2004
Building	40	$5,749,435	$5,749,435
Leasehold improvements	5 to 20	6,720,279	6,389,119
Furniture, fixtures, and equipment	2 to 5	11,336,950	10,008,632
Construction in progress		23,106	–
		23,829,770	22,147,186
Accumulated depreciation and amortization		(12,661,789)	(10,885,973)
		$11,167,981	$11,261,213

Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 amounted to $1,919,799, $1,674,309 and $1,442,973, respectively.

(13)	Other Assets

Other assets at December 31 consist of the following:

	2005	2004
Deferred tax assets, net (note 21)	$5,070,074	$12,523,726
Merchant credit card items in process of collection	2,716,699	1,845,113
Auto insurance claims receivable on repossessed vehicles	1,074,175	1,228,858
Accounts receivable	1,361,958	1,337,594
Other real estate, net of valuation allowance of $12,297 and
$22,779 in 2005 and 2004, respectively	1,542,369	2,875,002
Other repossessed assets, net of valuation allowance of
$1,216,087 and $1,493,305 in 2005 and 2004, respectively	7,974,665	3,566,446
Servicing assets, net of valuation allowance of $1,020,781 and
$1,003,618 in 2005 and 2004, respectively (note 20)	2,414,348	3,554,276
Prepaid expenses and deposits	6,362,476	5,615,626
Other	1,006,889	462,868
	$29,523,653	$33,009,509

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the years ended December 31:

	2005	2004	2003
Balance, beginning of year	$1,493,305	$885,135	$824,473
Provision for losses	649,840	884,593	522,660
Allowance from acquisition of BankTrust	—	601,078	—
Net charge-offs	(927,058)	(877,501)	(461,998)
Balance, end of year	$1,216,087	$1,493,305	$885,135

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(14)	Deposits

Total deposits as of December 31 consisted of:

	2005	2004

Noninterest bearing deposits	$146,637,966	$137,895,861

Interest-bearing deposits:
NOW & Money Market	70,961,689	118,076,729
Savings	223,664,685	278,802,480
Regular CD's & IRAS	121,950,012	161,782,687
Jumbo CD's	203,707,607	200,473,953
Brokered deposits	967,206,187	512,004,726
	1,587,490,180	1,271,140,575
Total Deposits	$1,734,128,146	$1,409,036,436

Interest expense on time deposits over $100,000 or more amounted to approximately $32,384,000, $20,155,000 and $14,396,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the scheduled maturities of time deposits over $100,000 (in thousands) are as follows:

2006	$857,444
2007	86,989
2008	50,023
2009	70,843
2010	59,214
Thereafter	44,138
1,168,651
Net discounts on time deposit over $100,000	(710)
$1,167,941

(15) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent short-term financing transactions with securities dealers and the FHLB. The following table summarizes certain information on securities sold under agreements to repurchase:

	2005	2004	2003
Amount outstanding at year-end	$419,859,750	$463,409,056	$207,523,000
Maximum aggregate balance outstanding at any month-end	614,650,042	465,302,056	207,523,000
Average aggregate balance outstanding during the year	489,109,622	312,169,363	92,068,813
Weighted average interest rate for the year	3.33%	1.70%	1.71%
Weighted average interest rate at year-end	4.25%	2.47%	1.25%

The investment securities underlying such agreements were delivered to the dealers with whom the agreements were transacted. The dealers may have sold, loaned, or otherwise disposed of such securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

The following table presents the borrowings associated with the repurchased transactions, their maturities, and weighted average interest rates. Also, it includes the amortized cost and approximate fair value of the underlying collateral as of December 31, 2005 and 2004:

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	2005
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
Obligation of U.S. government
agencies and corporations:
Within 30 days	$115,598,409	$117,744,746	$115,783,098	4.31%
After 90 days	13,895,674	18,655,380	18,195,752	3.81%
	129,494,083	136,400,126	133,978,850
Mortgage-backed securities:
Within 30 days	1,102,440	1,126,117	1,130,150	4.32%
After 90 days	20,164,275	21,777,228	21,666,293	4.39%
	21,266,715	22,903,345	22,796,443
Collateralized mortgage obligations:
Within 30 days	113,739,900	116,747,419	114,830,990	4.26%
After 30 to 90 days	8,000,000	7,595,123	7,595,123	4.48%
After 90 days	147,359,052	165,175,332	161,882,432	3.98%
	269,098,952	289,517,874	284,308,545
	$419,859,750	$448,821,345	$441,083,838	4.17%

	2004
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
U.S. Treasury securities:
Within 30 days	$84,650,000	$84,882,054	$84,392,170	2.10%

Obligation of U.S. government
agencies and corporations:
Within 30 days	10,572,056	10,885,000	10,885,000	1.99%
After 30 to 90 days	24,264,000	25,138,586	24,836,342	2.38%
After 90 days	13,981,000	15,058,084	14,968,750	1.79%
	48,817,056	51,081,670	50,690,092
Mortgage-backed securities:
After 30 to 90 days	6,896,000	7,412,815	7,366,726	2.40%
After 90 days	27,192,000	29,146,635	29,413,054	2.91%
	34,088,000	36,559,450	36,779,780
Collateralized mortgage obligations:
Within 30 days	3,421,000	3,549,359	3,575,061	2.36%
After 30 to 90 days	115,830,000	124,127,363	123,662,535	2.30%
After 90 days	176,603,000	193,520,194	192,538,753	2.54%
	295,854,000	321,196,916	319,776,349
	$463,409,056	$493,720,090	$491,638,391	2.37%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(16)	Advances from FHLB

At December 31 the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2005	2004

2005	2.63%	-	1,600,000
2006	4.81% to 5.72%	7,000,000	7,000,000
2007	5.20%	1,200,000	1,200,000
2014	4.38%	558,626	603,638
		$8,758,626	$10,403,638

Interest rates are fixed for the term of each advance and payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments during 2005, 2004, and 2003, amounted to approximately $496,034, $584,523 and $831,000, respectively. These notes are collateralized by approximately $21,770,000 in securities and $565,000 in mortgage loans as of December 31, 2005 (note 8).

(17)	Derivative Financial Instruments

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

As of December 31, 2005 and 2004 the Company had the following derivative financial instruments outstanding:

	2005		2004
	Notional		Notional
	amount	Fair value	amount	Fair value
Cash-flow hedges:
Interest rate swaps	$—	$—	$52,500,000	$(236,690(1))
Fair-value hedges:
Interest rate swaps	30,800,000	(1,385,708)	50,227,000	(1,061,846)
	$30,800,000	$(1,385,708)	$102,727,000	$(1,298,536)

(1)	$(144,381) recorded in other comprehensive income (loss), net of tax effect of $92,309.

As of December 31, 2005, the Bank had four interest rate swap agreements outstanding, which synthetically convert $29,486,000 of fixed-rate time deposits to variable-rate (LIBOR-based) time deposits, of which $10,509,000 will mature between 2010 and 2013 and of which $18,977,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps. These interest rate swap agreements have been effective in achieving the economic objectives explained above.

During the second quarter of 2005, the Bank terminated three prime-rate-based interest rate swap agreements with a notional amount of $42,500,000, which did not meet the strict hedge accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Those swaps resulted in a net loss of approximately $944,000 for the year ended December 31, 2005. Given the Bank’s current objectives with respect to interest rate risk management, the Bank also terminated five LIBOR-based interest rate swap agreements during the second quarter of 2005 with a notional amount of approximately $19,400,000. The Bank paid $212,000 to terminate those five interest rate swaps, which amount was also recorded as an adjustment to the brokered deposits being hedged and which will be amortized over the remaining term of those deposits. During April’s 2005 the remaining swaps were redesigned in order to qualify as highly effective fair value hedges from that point forward.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

As of December 31, 2004, the Company had interest-rate swaps agreements primarily to hedge commercial loans and offset the risk of decrease in floating interest rates. The swaps had an aggregate notional amount of $52,500,000 maturing through the year 2007. The weighted average rates payable and receivable as of December 31, 2004 on these contracts were 4.59% and 6.26%, respectively. The floating rates on the swaps outstanding at December 31, 2004 were based on USD-Prime. These swaps were designated as cash-flow-hedges.

As of December 31, 2004, the Company had interest rate swaps primarily to convert fixed-rate time deposits into variable-rate liabilities and provide protection against decreases in interest rates. These swaps had an aggregate notional amount of $50,227,000 and maturities through the year 2023. The weighted average rates payable and receivable as of December 31, 2004 on these contracts were 2.73% and 4.86%, respectively. The floating rates on the swaps outstanding at December 31, 2004 were based on LIBOR. These swaps were designed as fair value hedges.

During the years ended December 31, 2005 and 2004, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(18)	Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are the same as the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

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

Interest expense on notes payable to statutory trusts amounted to approximately $3,170,000, $2,319,000 and $2,189,000 for the periods ended December 31, 2005, 2004 and 2003, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

The Company leases certain premises used in its operations under operating lease agreements expiring at various dates through 2035. The total future minimum lease payments and the related minimum future lease income, respectively, under the agreements (with initial or remaining lease terms in excess of one year), including rentals based upon increases in taxes and other costs, are approximately as follows:

	Minimum	Estimated
	lease	lease
	payments	income	Net
Year ending December 31:
2006	$2,144,000	$265,000	$1,879,000
2007	1,707,000	265,000	1,442,000
2008	1,242,000	285,000	957,000
2009	1,014,000	285,000	729,000
2010	925,000	285,000	640,000
Thereafter	10,889,000	306,000	10,583,000
	$17,921,000	$1,691,000	$16,230,000

Rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $2,370,000, $1,994,000 and $1,780,000, respectively.

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

(20)	Sale of Receivables and Servicing Assets

During September 2005, March 2005 and November 2004, the Company sold to a third party lease financing contracts with carrying values of approximately $15 million, $15 million and $30 million, respectively. In these sales the Company retained servicing responsibilities and servicing assets of $672,565, $626,286 and $1,522,453 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $348,000, $365,000 and $977,000, respectively. Under the terms of the transactions, the recourse on lease contracts sold in September 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance at the selling date of all leases sold. For the lease contracts sold in March 2005 and November 2004, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date. As of December 31, 2005 and 2004, net servicing assets were approximately $2.4 million and $3.6 million, and recourse liability amounted to approximately $547,000 and $440,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In May 2004, the Company also assumed servicing responsibilities and servicing assets related to previous auto and marine lease financing contracts sales of BankTrust (note 3).

Total loans serviced for other were $63,964,106 and $67,176,460 at December 31, 2005 and 2004, respectively.

A summary of servicing assets for the years ended December 31, 2005 and 2004 follows:

Servicing assets	2005	2004
Balance, beginning of year	$4,557,894	$3,031,297
Servicing assets from the acquisition of
BankTrust (note 3)	—	1,933,412
Servicing retained on loans sold	1,298,851	1,522,453
Amortization	(2,421,616)	(1,929,268)
Balance, end of year	3,435,129	4,557,894

Valuation allowance for servicing assets
Balance, beginning of year	(1,003,618)	—
Less valuation allowance from acquisition
of BankTrust (note 3)	—	(789,561)
Less valuation allowance recorded for
impairment loss	(17,163)	(214,057)
Total valuation allowance	(1,020,781)	(1,003,618)
Balance, end of year, net	$2,414,348	$3,554,276

Key assumptions used in measuring the servicing assets at the dates of the sales of loans completed during the years ended December 31, 2005 and 2004, were as follows:

	2005	2004
Prepayment rate auto for the year	17.08%	15.12%
Prepayment rate marine for the year	22.26%	24.00%
Weighted average life (in years)	3.14	3.70
Discount rate	8.91%	8.68%

The estimated fair value of servicing assets at December 31, 2005 and 2004 was $2,790,351 and $3,846,481, respectively. Such fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets using a prepayment assumption of 17.08% and 15.12% for the auto pools and 22.26% and 24% for the marine pools, for the same periods respectively. For purposes of impairment, the Company considers each of its sold lease portfolios individually. Impairment losses of approximately $17,000 and $214,000 were recognized during year ended December 31, 2005 and 2004, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2006	$1,708,578
2007	613,121
2008	65,048
2009	17,042
2010	5,119
Thereafter	5,440
$2,414,348

During the years 2005 and 2004, the Company sold approximately $21.5 million and $28.9 million of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale. The net proceeds from the sale of such loans amounted to approximately $21.7 million and $29.3 million during 2005 and 2004, respectively, resulting in a gain of approximately $234,000 and $309,000, respectively.

In addition, in August 2004, the Company sold approximately $5.4 million of a loan portfolio (related to the BankTrust acquisition), including consumer loans, which were served by another entity. The Company surrendered control of the loan receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale with net proceeds of approximately $5.5 million and a gain of approximately $108,000.

(21)	Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies. At December 31, 2005, the Company’s tax provision and related accounts are substantially those of its subsidiary Bank.

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

The Bank is also subject to federal income tax on its U.S. source income. However, the Bank had no taxable U.S. income for the years ended December 31, 2005, 2004, and 2003. The Bank is not subject to federal income tax on U.S. treasury securities that qualify as portfolio interest, nor to the branch profit tax and the branch-level interest tax on such income.

During 2000, the Bank established an international banking entity (IBE) engaged in investment securities, deposits, and other funding transactions outside Puerto Rico. During 2004 the Bank transferred the assets and liabilities of the IBE to a recent organized IBE subsidiary of the Bank, EBS Overseas, Inc. The Company also has an IBE that operates as a division of the Bank under the name of EBS International Bank, which the Company acquired as a result of the BankTrust acquisition. The revenues generated by these entities, net of related interest costs and operating expenses, are exempt from Puerto Rico taxes.

On August 1, 2005, the governor of Puerto Rico approved and signed Law No. 41, which imposes an additional transitory tax of 2.5% on taxable income. This additional tax increases the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. This change in rate resulted in an increase of $27,000 in the income tax expense for the year ended 2005, comprised of an increase in current tax expense of approximately $98,000 and $71,000 estimated deferred tax benefit.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Total income taxes for the years ended December 31 are as follows:

	2005	2004	2003
Income tax from operations	$9,077,228	$8,662,633	$3,432,465
Stockholders' equity for unrealized (losses)
and gain on investment securities and
cash-flow hedges	80,446	185,118	(803,518)
	$9,157,674	$8,847,751	$2,628,947

The components of the income tax provision for the years ended December 31, are as follows:

	2005	2004	2003
Current tax provision	$1,751,202	$3,947,286	$2,959,287
Deferred tax provision	7,326,026	4,715,347	473,178
Total income tax provision	$9,077,228	$8,662,633	$3,432,465

The difference between the income tax provision and the amount computed using the statutory rate at December 31, is due to the following:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax at statutory rate	$10,627,150	41.50%	$10,515,716	39.00%	$5,192,923	39.00%
Change in the beginning-of-the-year
balance of valuation allowance	—	—	—	—	(584,712)	(4.40)
Benefits of tax-exempt interest
income, net	(149,802)	(0.58)	(191,492)	(0.71)	(175,070)	(1.31)
International banking entities	(1,278,924)	(4.99)	(1,410,672)	(5.25)	(1,054,468)	(7.92)
Puerto Rico Treasury Department
examination	—	—	495,005	1.84	—	—
(Allowance) disallowance of
certain expenses for tax
purposes and other items	(121,196)	(0.48)	(745,924)	(2.78)	53,792	0.41
	$9,077,228	35.45%	$8,662,633	32.10%	$3,432,465	25.78%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The significant components of deferred income tax expense for the years ended December 31 are as follows:

	2005	2004	2003
Deferred tax expense (exclusive of
other components below)	$722,213	$816,754	$505,083
Change in the beginning-of-the-year
balance of valuation allowance	—	—	(584,712)
Benefits of net operating loss
carryforwards	6,675,121	3,898,593	552,807
Adjusment to deferred tax assets and
liabilities for enacted change in
tax laws and rates	(71,308)	—	—

Deferred tax provision	$7,326,026	$4,715,347	$473,178

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2005	2004
Deferred tax assets:
Allowance for loan and lease losses	$7,114,646	$7,425,146
Net operating loss carryforward	1,021,485	7,762,236
Unrealized loss on securities available-for-sale	3,518	–
Unrealized loss on swaps designated as fair-value hedges	–	414,120
Other temporary differences	1,473,608	2,144,161
Gross deferred tax assets	9,613,257	17,745,663
Less valuation allowance	–	–
Deferred tax assets	9,613,257	17,745,663
Deferred tax liabilities:
Deferred loan origination costs, net	(2,913,232)	(2,527,115)
Servicing assets	(734,152)	(1,214,567)
Fair value adjustments on loans	(895,799)	(1,057,790)
Unrealized gain on securities available-for-sale	–	(8,345)
Discount on interest-bearing time deposits	–	(414,120)
Deferred tax liabilities	(4,543,183)	(5,221,937)
Net deferred tax asset	$5,070,074	$12,523,726

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Considering economies of scale to be achieved from the merger and projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

At December 31, 2005, the Bank has net operating loss carryforwards for income tax purposes of approximately $2.5 millions, which are available to offset future taxable income of acquired banks. In order to fully realize the deferred tax assets that resulted from such acquisitions, the Company will need to generate future taxable income of approximately $1.8 million and $690,000 related to such operations, prior to the expiration of the net operating loss carryforwards through years 2009 and 2011, respectively. Such operations yielded approximately $17.1 millions of taxable income during 2005. The expiration dates of the net operating loss carryforwards are detailed as follows:

	Net operating loss carryforwards
Expiration Date	BankTrust	Banco Financiero	Total

2009	$–	$689,718	$689,718
2011	1,771,691	–	1,771,691
	$1,771,691	$689,718	$2,461,409

(22)	Stock Transactions

On October 25, 2005, the board of directors approved a stock repurchase program pursuant to which the Company will purchase shares of its common stock. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year. During November and December 2005, the Company had repurchased a total of 163,550 shares. As of March 13, 2006, the Company had repurchased an additional 126,390 shares under the stock repurchase program. In addition, on February 27, 2006, a total of 150,000 stock options were exercised.

On November 18, 2005, we recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

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
December 31, 2005 and 2004

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

During 2003, EuroBancshares issued 34,013 of the common stock shares at $7.87 per share through stock options exercised.

(23)	Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of EuroBancshares on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of December 31, 2005 include options granted under the 2002 Stock Option Plan and a stock option plan held by the Bank until the reorganization.

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

The compensation committee, appointed by the board of directors, has absolute discretion to select which of the eligible persons will be granted stock options, the number of shares of the Company’s common stock subject to such options, whether stock appreciation rights will be granted for such options, and generally, to determine the terms and conditions of such options in accordance to the provisions of the Plan. Options are exercisable within five years after the grant date at the discretion of the optionee. The options are granted at the approximate fair value of the Company’s common stock at the date of issuance, accordingly no compensation expense has been recorded during the years ended December 31, 2005, 2004, and 2003.

On February 28, 2005, the Company granted, under the established stock option plan, a total of 125,000 options, which are vested immediately, to its Directors and Executive Officers. These options will have a strike price, which in no event will be less than the price the shares trade on the close of the last day of 2004, which amounted to $21.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
December 31, 2005 and 2004

A summary of the status of stock options under the Plan at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Options outstanding January 1	1,091,312	$5.22	1,122,114	$4.50	616,140	$3.97
Granted	125,000	21.00	200,000	8.13	574,000	5.00
Exercised	—	—	(230,802)	4.23	(68,026)	3.94
Options outstanding and
exercisable December 31	1,216,312	$6.84	1,091,312	$5.22	1,122,114	$4.50

The following is a summary of outstanding and exercisable options under the Plan at December 31, 2005:

	Options
	outstanding	Exercise
Date granted	and exercisable	price	Exercisable date	Expiration date
2001	150,000	$3.33	February 28, 2001	February 27, 2006
2002	267,312	4.50	February 26, 2002	February 25, 2007
2003	474,000	5.00	March 15, 2003	March 14, 2008
2004	200,000	8.13	February 23, 2004	February 22, 2009
2005	125,000	21.00	February 28, 2005	February 27, 2010
	1,216,312

On March 1, 2006, the Company granted to its Directors and Executive Officers, a total of 98,700 options, under the established 2005 stock option plan. Of these options, 16,000 stock options were granted to directors and were vested immediately. The remaining 82,700 stock options were granted to employees vesting in five equal annual installments beginning on March 1, 2007.  These options will have a strike price, which in no event will be less than the price the shares trade on the close of the last day of 2005, which amounted to $14.17.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(24)	Earnings Per Share

The computation of earnings per share is presented below:

	2005	2004	2003

Net income before extraordinary item and preferred stock dividends	$16,530,363	$18,300,742	$9,882,721
Dividend paid to preferred shareholders	(744,805)	(497,898)	—
Extraordinary gain on the acquisition of BankTrust	—	4,419,118	—
Net income available to common shareholders	$15,785,558	$22,221,962	$9,882,721
Weighted average number of common shares outstanding applicable to basic earnings per share	19,541,544	16,523,373	13,881,272
Effect of dilutive securities	736,255	628,888	352,896
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	20,277,799	17,152,261	14,234,168

Basic earnings per share:
Income before extraordinary item	$0.81	$1.08	$0.71
Extraordinary item	—	0.27	—
Net income	$0.81	$1.35	$0.71

Diluted earnings per share:
Income before extraordinary item	$0.78	$1.04	$0.69
Extraordinary item	—	0.26	—
Net income	$0.78	$1.30	$0.69

(25)	Employees’ Benefit Plan

The Company maintains a defined contribution plan covering substantially all its employees after three months of service. Under the provisions of the plan, employees elect to contribute to the plan up to 10% of their compensation and the Company matches 100% of the amount contributed by the employees up to a maximum of 3% of the employees’ annual compensation. The amount of contribution expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $270,000, $246,000 and $185,000, respectively.

(26)	Related-Party Transactions

The Company makes loans to its directors, principal stockholders, officers, employees, organizations, and individuals associated with them in the normal course of business. At December 31, 2005 and 2004, loans outstanding with these parties amounted to $5,139,109 and $3,807,224, respectively, all of which are substantially on the same terms and credit risks as loans to third parties.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The summary of changes in the related-party loans follows:

	Executive	Directors		Principal
	officers	and		shareholders
	and related	related		and related
	parties	parties	Employees	parties	Total
Balance at December 31, 2003	$409,829	$3,302,407	$395,085	$1,623	$4,108,944
Additions	134,418	2,814,899	43,364	—	2,992,681
Reductions	(126,100)	(3,061,724)	(104,954)	(1,623)	(3,294,401)
Balance at December 31, 2004	418,147	3,055,582	333,495	—	3,807,224
Additions	138,212	1,693,178	1,739,006	—	3,570,396
Reductions	(157,873)	(1,670,674)	(409,965)	—	(2,238,512)
Balance at December 31, 2005	$398,486	$3,078,086	$1,662,536	$—	$5,139,108

Deposits of $3,495,052 and $7,010,191 from these parties were outstanding as of December 31, 2005 and 2004, respectively.

(27)	Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers, such as commitments to extend credit, approved loans not yet disbursed, unused lines of credit, and stand-by letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amount reflects the extent of involvement the Company has in this particular class of financial instrument.

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

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk follows:

	2005	2004
Financial instruments whose contract amounts represent credit risk - stand-by and commercial letters of credit	$8,283,000	$12,331,000
Commitments to extend credit, approved loans not yet disbursed, and unused lines of credit:
Variable rate	211,339,000	213,623,000
Fixed rate	45,897,000	43,406,000

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

(c)	Other Investments

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

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of December 31, 2005 and 2004. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(g)	Security Sold under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase are estimated using discounted cash flow analysis using rates for similar types of borrowing arrangements.

(h)	Advances from Federal Home Loan Bank

The fair value of advances from Federal Home Loan Bank is calculated by discounted scheduled cash flows through the estimated maturity using market discount rates.

(i)	Notes Payable to Statutory Trusts

The carrying amount of the outstanding notes payable to statutory trusts approximates its fair value due to their variable interest rate.

(j)	Other Borrowings

The carrying amount of other borrowings is a reasonable estimate of its fair value, due to the short-term nature of the instruments.

(k)	Accrued Interest Payable, Accrued Expenses, and Other Liabilities

The carrying amount of accrued interest payable, accrued expenses, and other liabilities is a reasonable estimate of fair value, due to the short-term nature of the instruments.

(l)	Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was not readily available and not deemed significant.

(m)	Limitations

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Following are the carrying amount and fair value of financial instruments as of December 31:

	2005		2004
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks	$20,993,485	$20,993,485	$18,597,116	$18,597,116
Interest-bearing deposits	20,773,171	20,773,171	3,271,377	3,271,377
Securities purchased under agreements to resell	54,132,673	54,132,673	42,810,479	42,810,479
Investment securities available for sale	627,080,276	627,080,276	555,481,743	555,481,743
Investment securities held to maturity	42,470,784	41,411,539	49,504,443	49,306,561
Other investments	10,652,000	10,652,000	8,715,600	8,715,600
Loans held for sale	936,281	936,281	2,684,063	2,684,063
Loans, net	1,558,071,526	1,544,023,250	1,365,890,375	1,396,092,624
Accrued interest receivable	14,979,784	14,979,784	11,167,973	11,167,973
Financial liabilities:
Deposits	1,734,128,146	1,634,839,873	1,409,036,436	1,442,098,693
Securities sold under agreements to repurchase	419,859,750	413,823,330	463,409,056	460,677,355
Advances from FHLB	8,758,626	8,728,094	10,403,638	10,604,869
Notes payable to statutory trusts	46,393,000	46,393,000	46,393,000	46,393,000
Other borrowings	700,175	700,175	—	—
Accrued interest payable	9,263,493	9,263,493	6,719,851	6,719,851
Accrued expenses and other liabilities	6,711,389	6,711,389	8,130,222	8,130,222

(29)	Significant Group Concentrations of Credit Risk

Most of the Company’s business activities are with customers located within Puerto Rico. The Company has a commercial, industrial, and leasing loan portfolio with no significant concentration in any economic sector.

The Company is reviewing the existing lease portfolio to determine the percentage of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in different categories based on the characteristics of each borrower.  Upon completion of this review, the Company will be able to determine whether the performance of these categories is distinct from other risk categories of the lease portfolio.  In connection with this review, the policy on leasing lending practices was amended in July 2005 to provide additional guidance governing borrowers presenting subprime lending characteristics.  In October 2005, the Company started to track in its credit system all approved lease transactions with two or more subprime characteristics and submit reports to senior management on a monthly basis, which, if necessary, will be submitted to the Board of Directors on a quarterly basis.  This recording will enable monitoring the performance of such leases in the future.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2005
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$141,479	8.00%	$238,570	13.49%	N/A
Eurobank	141,836	8.00%	190,070	10.72%	≥ 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	70,740	4.00%	220,157	12.45%	N/A
Eurobank	70,918	4.00%	151,657	8.55%	≥ 6.00%
Tier I Capital (to average assets):
Consolidated	94,199	4.00%	220,157	9.35%	N/A
Eurobank	94,172	4.00%	151,657	6.44%	≥5.00%

	2004
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$126,564	8.00%	$220,585	13.94%	N/A
Eurobank	127,286	8.00%	169,705	10.67%	≥10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	63,282	4.00%	201,342	12.73%	N/A
Eurobank	63,643	4.00%	130,461	8.20%	≥6.00%
Tier I Capital (to average assets):
Consolidated	81,303	4.00%	201,342	9.91%	N/A
Eurobank	81,244	4.00%	130,461	6.42%	≥5.00%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(31)	Parent Company Financial Information

The following condensed financial information presents the financial position of Eurobancshares as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004, and 2003.

Condensed Balance Sheets:

	2005	2004
	(In thousands)
Assets
Notes receivable from Eurobank	$20,000	$20,000
Interest receivable from Eurobank	22	16
Interest receivable from other subsidiaries	3	2
Due from Eurobank	50,205	50,857
Investment in Eurobank	141,467	132,421
Investment in other subsidiaries	1,725	1,504
Prepaid expenses	5	5
Total assets	$213,427	$204,805

Liabilities and Stockholders' Equity
Due to Eurobank	$1,952	$5
Due to other subsidiary	10	10
Dividends payable	1	17
Notes payable to subsidiaries	46,393	46,393
Accrued interest payable to other subsidiaries	104	78
Total liabilities	48,460	46,503

Stockholders' equity	164,967	158,302
Total liabilities and stockholders' equity	$213,427	$204,805

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Condensed Statements of Income:
	Year ended December 31
	2005	2004	2003
	(In thousands)
Income:
Interest on note receivable from Eurobank	$1,327	$1,160	$1,513
Dividend income from preferred stocks of Eurobank	1,748	1,089	610
Dividend income from other subsidiaries	95	70	66
Total interest income	3,170	2,319	2,189
Interest expense on notes payable to subsidiaries	3,170	2,319	2,189
Net interest income	-	-	-
Equity in undistributed earnings of subsidiaries	16,541	22,734	9,891
Noninterest expense	11	14	8
Earnings before income taxes	16,530	22,720	9,883
Provision for income taxes	-	-	-
Net income	$16,530	$22,720	$9,883

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Condensed Statements of Cash Flows:
	Year ended December 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$16,530	$22,720	$9,883
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(16,542)	(18,315)	(9,891)
Extraordinary gain on acquisition of BankTrust
recognized by subsidiary	-	(4,419)	-
Decrease (increase) in accrued interest
receivable from subsidiaries	(26)	(15)	29
Increase in prepaid expenses	-	(2)	(1)
Decrease (increase) in due from Eurobank	672	491	(160)
Increase (decrease) in accrued interest
payable to subsidiaries	126	15	(128)
Net cash provided by (used in) operating activities	760	475	(268)

Cash flows from investing activities:
Advance to Subsidiary	-	(57,242)	-
Net cash used in investing activities	-	(57,242)	-

Cash flows from financing activities:
Increase in due to Eurobank	1,925	6	-
Dividends on preferred stocks	(761)	(481)	-
Proceeds from issuance of common stock	-	57,242	268
Purchase and retirement of common stock	(1,924)	-	-
Net cash (used in) provided by financing activities	(760)	56,767	268

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$-	$-	$-

Supplemental disclosure:
Issuance of Eurobancshares common stocks on
acquisition of BankTrust	$-	$5,552	$-
Issuance of Eurobancshares preferred stocks on
acquisition of BankTrust	-	10,763	-
Conversion of note receivable from Eurobank
in Eurobank's preferred stock	-	12,500	-
Equity in other comprehensive income of
subsidiaries	(7,274)	(2,350)	(2,411)
Payments by subsidiary reducing due from subsidiary	-	6,751	-
Treasry Stock acquired as payment in lieu of
foreclosure	22	-	-
Reversal of initial public offering expenses	100	-	-
(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(32)	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005, 2004, and 2003 are as follows:

	Year ended December 31, 2005
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$36,832,404	$34,713,785	$31,889,460	$29,796,832
Interest expense	19,143,116	17,622,676	14,684,896	13,485,061
Net interest income	17,689,288	17,091,109	17,204,564	16,311,771
Provision for loan and lease losses	6,435,000	3,015,000	2,075,000	1,250,000
Net interest income after provision
for loan and lease losses	11,254,288	14,076,109	15,129,564	15,061,771
Total other income	1,794,212	2,467,971	2,566,147	900,802
Total other expenses	10,174,718	9,329,967	9,274,042	8,864,546
Income before
income taxes	2,873,782	7,214,113	8,421,669	7,098,027
Income tax	1,200,410	2,417,003	3,127,004	2,332,811
Net income	$1,673,372	$4,797,110	$5,294,665	$4,765,216

Earnings per share:
Basic	$0.08	$0.24	$0.26	$0.23
Diluted	$0.07	$0.23	$0.25	$0.23

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	Year ended December 31, 2004
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$28,370,659	$26,430,103	$23,370,038	$17,222,838
Interest expense	12,171,282	11,064,900	9,897,769	8,347,321
Net interest income	16,199,377	15,365,203	13,472,269	8,875,517
Provision for loan and lease losses	1,250,000	1,875,000	2,475,000	1,500,000
Net interest income after provision
for loan and lease losses	14,949,377	13,490,203	10,997,269	7,375,517
Total other income	3,365,466	2,341,494	1,779,771	1,593,122
Total other expenses	8,872,401	7,650,581	6,825,829	5,580,033
Income before income taxes	9,442,442	8,181,116	5,951,211	3,388,606
Income tax	3,319,084	2,804,423	1,475,145	1,063,981
Extraordinary gain	4,898	-	4,414,220	-
Net income	$6,128,256	$5,376,693	$8,890,286	$2,324,625

Earnings per share:
Basic earnings per share:
Income before extraordinary item
	$0.30	$0.30	$0.29	$0.17
Extraordinary item	-	-	0.29	-
Net income	$0.30	$0.30	$0.58	$0.17
Diluted earnings per share:
Income before extraordinary item	$0.29	$0.28	$0.28	$0.16
Extraordinary item	-	-	0.29	-
Net income	$0.29	$0.28	$0.57	$0.16

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	Year ended December 31, 2003
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$16,914,302	$16,492,848	$15,873,916	$15,667,445
Interest expense	8,050,132	7,972,925	7,944,189	7,955,002
Net interest income	8,864,170	8,519,923	7,929,727	7,712,443
Provision for loan and lease losses	1,330,000	1,450,000	1,577,000	2,094,000
Net interest income after provision for loan and lease losses	7,534,170	7,069,923	6,352,727	5,618,443
Total other income	2,811,942	1,843,708	3,283,312	1,108,668
Total other expenses	6,294,132	5,461,458	5,696,017	4,856,100
Income before income taxes	4,051,980	3,452,173	3,940,022	1,871,011
Income tax	467,835	1,001,042	1,380,348	583,240
Net income	$3,584,145	$2,451,131	$2,559,674	$1,287,771

Net income per share:
Basic	$0.26	$0.17	$0.19	$0.09
Diluted	0.25	0.17	0.18	0.09