Form 10-Q
period 2006-03-31
EUROBANCSHARES INC
filed 2006-05-10
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of May 5, 2006, was 19,299,971 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

March 31, 2006 and December 31, 2005

	March 31,	December 31,
Assets	2006	2005
Cash and due from banks	$15,411,998	$20,993,485
Interest bearing deposits	791,228	20,773,171
Securities purchased under agreements to resell	14,121,228	54,132,673
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	406,753,007	399,365,589
Other securities available for sale	220,343,135	227,714,687
Investment securities held to maturity:
Pledged securities with creditors’ right to repledge	40,634,299	41,718,249
Other securities held to maturity	723,436	752,535
Other investments	10,980,550	10,652,000
Loans held for sale	1,343,204	936,281
Loans, net of allowance for loan and lease losses of $18,410,375 in 2006
and $18,188,130 in 2005	1,603,648,903	1,558,071,526
Accrued interest receivable	15,516,230	14,979,784
Customers’ liability on acceptances	379,922	501,195
Premises and equipment, net	11,513,145	11,167,981
Other assets	25,676,526	29,523,653
Total assets	$2,367,836,811	$2,391,282,809
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$132,180,169	$146,637,966
Interest bearing	1,588,630,969	1,587,490,180
Total deposits	1,720,811,138	1,734,128,146
Securities sold under agreements to repurchase	406,913,533	419,859,750
Acceptances outstanding	379,922	501,195
Advances from Federal Home Loan Bank	8,746,034	8,758,626
Notes payable to Statutory Trusts	46,393,000	46,393,000
Other borrowings	—	700,175
Accrued interest payable	12,556,809	9,263,493
Accrued expenses and other liabilities	7,689,961	6,711,389
	2,203,490,397	2,226,315,774
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2006 and 2005	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued and outstanding 19,336,859 shares in 2006
and 19,398,848 shares in 2005	197,141	195,641
Capital paid in excess of par value	106,132,054	105,508,402
Retained earnings:
Reserve fund	6,902,077	6,528,519
Undivided profits	57,057,727	54,348,750
Treasury stock, 377,227 shares at cost in 2006
and 165,238 shares at cost in 2005	(4,537,282)	(1,946,052)
Accumulated other comprehensive loss	(12,168,728)	(10,431,650)
Total stockholders’ equity	164,346,414	164,967,035
Total liabilities and stockholders’ equity	$2,367,836,811	$2,391,282,809

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

For the three months ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$30,080,193	$24,771,802
Investment securities:
Available for sale	6,768,994	4,334,881
Held to maturity	454,742	472,960
Interest bearing deposits, securities purchased
under agreements to resell, and other	479,045	217,189
Total interest income	37,782,974	29,796,832
Interest expense:
Deposits	14,971,399	9,768,022
Securities sold under agreements to repurchase,
notes payable, and other	5,427,378	3,717,039
Total interest expense	20,398,777	13,485,061
Net interest income	17,384,197	16,311,771
Provision for loan and lease losses	3,390,000	1,250,000
Net interest income after provision for loan
and lease losses	13,994,197	15,061,771
Noninterest income:
Service charges – fees and other	2,060,368	1,973,613
Net loss on non-hedging derivatives	—	(1,075,419)
Net loss on sale of securities	—	(230,017)
Net gain (loss) on sale of repossessed assets and on disposition
of other assets	258,654	(193,257)
Gain on sale of loans	47,027	425,882
Total noninterest income	2,366,049	900,802
Noninterest expense:
Salaries and employee benefits	4,948,324	3,783,758
Occupancy	2,227,873	2,051,290
Professional services	1,188,830	645,918
Insurance	321,767	294,021
Promotional	242,357	132,852
Other	2,129,422	1,956,707
Total noninterest expense	11,058,573	8,864,546
Income before income taxes	5,301,673	7,098,027
Provision for income taxes	2,035,487	2,332,811
Net income	$3,266,186	$4,765,216

Basic earnings per share	$0.16	$0.23

Diluted earnings per share	$0.15	$0.23

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)

For the three months ended March 31, 2006 and 2005

	2006	2005
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value – preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	195,641	195,641
Issuance of common stock	1,500	—
Balance at end of period	197,141	195,641
Capital paid in excess of par value – common stock:
Balance at beginning of period	105,508,402	105,408,402
Issuance of common stock	497,250	—
Compensation expense – stock options	126,402	—
Reversal of initial public offering expenses	—	100,000
Balance at end of period	106,132,054	105,508,402
Reserve fund:
Balance at beginning of period	6,528,519	4,721,756
Transfer from undivided profits	373,558	513,096
Balance at end of period	6,902,077	5,234,852
Undivided profits:
Balance at beginning of period	54,348,750	40,369,955
Net income	3,266,186	4,765,216
Preferred stock dividends ($0.43 per share in 2006 and 2005)	(183,651)	(183,651)
Transfer to reserve fund	(373,558)	(513,096)
Balance at end of period	57,057,727	44,438,424
Treasury stock
Balance at beginning of period	(1,946,052)	—
Purchase of common stock	(2,591,230)	—
Balance at end of period	(4,537,282)	—
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(10,431,650)	(3,157,491)
Unrealized net loss on investment securities available for sale	(1,737,078)	(3,408,720)
Balance at end of period	(12,168,728)	(6,566,211)
Total stockholders’ equity	$164,346,414	$159,574,533
Comprehensive income:
Net income	$3,266,186	$4,765,216
Other comprehensive loss, net of tax:
Unrealized net loss on investment securities available for sale	(1,737,078)	(3,408,720)
Comprehensive income	$1,529,108	$1,356,496

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$3,266,186	$4,765,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079,059	1,291,714
Provision for loan and lease losses	3,390,000	1,250,000
Stock-based compensation	126,402	—
Deferred tax provision	588,935	1,629,905
Net loss non-hedging derivatives	—	1,075,419
Net loss on sale of securities	—	230,017
Net gain on sale of loans	(47,027)	(425,882)
Net (gain) loss on sale of other real estate, repossessed assets and on disposition of other assets	(258,654)	193,257
Net amortization of premiums and accretion of discount on investment securities	343,989	1,541,623
(Decrease) increase in deferred loan origination costs, net	438,376	(254,109)
Origination of loans held for sale	(1,309,762)	(5,076,320)
Proceeds from sale of loans held for sale	1,356,789	5,137,016
Increase in accrued interest receivable	(536,446)	(984,710)
Net decrease (increase) in other assets	5,054,197	(90,312)
Increase in accrued interest payable, accrued expenses, and other liabilities	4,347,729	679,760
Net cash provided by operating activities	17,839,773	10,962,594

Cash flows from investing actitivies:
Net decrease in securities purchased under agreements to resell	40,011,445	17,305,718
Net decrease (increase) in interest-bearing deposits	19,981,943	(2,703,932)
Proceeds from sale of investment securities available for sale	—	39,988,612
Purchases of investment securities available for sale	(35,401,368)	(50,270,298)
Proceeds from principal payments and maturities of investment securities available for sale	33,349,693	25,513,281
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	1,068,541	1,364,553
Purchases of other investments	(774,200)	(400)
Proceeds from principal payments, maturities, and calls of other investments	444,900	203,700
Net increase in loans	(52,190,718)	(70,976,333)
Proceeds from sale of loans	—	14,887,833
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	228,411	54,995
Capital expenditures	(887,060)	(766,751)
Net cash provided by (used in) investing activities	5,831,587	(25,399,022)

Cash flows from financing activities:
Net (decrease) increase in deposits	(13,317,008)	37,091,094
(Decrease) in securities sold under agreements to repurchase and other borrowings	(13,646,392)	(21,249,306)
Repayment of Federal Home Loan Bank Advances	(12,592)	(8,050)
Dividends paid to preferred stockholders	(184,375)	(183,936)
Purchase of common stock	(2,591,230)	—
Net proceeds from issuance of common stock	498,750	—
Net cash (used in) provided by financing activities	(29,252,847)	15,649,802

Net increase (decrease) in cash and cash equivalents	(5,581,487)	1,213,374
Cash and cash equivalents beginning balance	20,993,485	18,597,116
Cash and cash equivalents ending balance	$15,412,998	$19,810,490

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$17,105,461	$12,684,133

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	10,430,547	7,780,858
Finance of repossessed assets acquired through foreclosure of loans	8,052,505	4,373,232
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes	1,737,078	3,984,120

See accompanying notes to condensed consolidated financial statements

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the financial position and results for the periods presented. These financial statements are unaudited but, in the opinion of management, include all necessary adjustments, all of which are of a normal recurring nature, for a fair presentation of such financial statements.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005. The results of operations for the three months period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 presentation, including reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits in the amount of $2.0 million for the quarter ended March 31, 2005, related to revised classification of certain loan origination costs.

2.	Recent Accounting Pronouncements

In April 2006 the Financial Accounting Standards Board (FASB) has published Final FASB Staff Position (FSP) No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), to stipulate that when applying FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, to an entity, an analysis of the entity's design should determine the variability to be considered. The requirements in this FSP distinguish between contracts or arrangements that create variability in an entity and those that are exposed to or reduce that variability. Specifically, a reporting enterprise should determine the entity's variability by analyzing the nature of the risks in the entity, determining the purposes for which the entity was created, and determining the variability created by the risks in the entity, which the entity is designed to create and pass along to its interest holders. Once the variability to be considered is determined, the reporting enterprise can measure the amount of variability, as well as determine which interests are designed to absorb that variability. FSP No. FIN 46(R)-6 applies prospectively to all entities with which an enterprise first becomes involved, and to all entities previously required to be analyzed under FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006.

The Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets was issued on March 2006. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Under this Statement, an entity can elect subsequent amortization method or fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 allows the recognition for servicing rights with an accounting method similar to fair-value hedge accounting, but without the effort and system cost needed to identify effective hedging instruments and document hedging relationships. This Statement becomes effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company believes that the impact would not be material to our financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities by the elimination of the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also allows electing fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

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

The computation of earnings per share is presented below:

	Three months ended March 31,
	2006	2005
Income before preferred stock dividends	$3,266,186	$4,765,216
Preferred stock dividends	(183,651)	(183,651)
Income available to common shareholders	$3,082,535	$4,581,565
Weighted average number of common shares
outstanding applicable to basic earnings per share	19,415,256	19,564,086
Effect of dilutive securities	615,916	795,936
Adjusted weighted average number of common
shares outstanding applicable to diluted
earnings per share	20,031,172	20,360,022
Net income per share:
Basic	$0.16	$0.23
Diluted	0.15	0.23

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options to purchase 98,700 shares of common stock at $14.17 per share and 125,000 shares of common stock at $21.00 were outstanding during the first quarter of 2006, but were not included in the computation of diluted earning per share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire on February 29, 2016 and February 27, 2010, respectively, were still outstanding at the end of the first quarter of 2006.

During the first quarter of 2005 options to purchase 125,000 shares of common stock at $21.00 were outstanding but were not were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on February 27, 2010, were still outstanding at the end of the first quarter of 2005.

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of March 31, 2006 and December 31, 2005 are as follows:

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,115,000	$—	$(8,984)	$3,106,016
One through five years	4,581,519	7,095	(84,651)	4,503,963
Five through ten years	201,043	5,407	—	206,450
Federal Farm Credit Bonds
One through five years	50,303,042	—	(825,567)	49,477,475
Federal Home Loan Bank notes:
Less than one year	45,879,592	—	(811,131)	45,068,461
One through five years	122,076,121	—	(2,856,165)	119,219,956
Five to ten years	8,655,083	94,116	—	8,749,199
Federal National Mortgage
Association notes:
One through five years	12,466,872	—	(114,507)	12,352,365
Federal Home Loan Mortgage
Association notes:
Less than one year	3,000,129	—	(3,594)	2,996,535
Mortgage-backed securities	388,983,121	245,728	(7,813,127)	381,415,722
Total	$639,261,522	$352,346	$(12,517,726)	$627,096,142

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,115,000	$–	$(15,238)	$3,099,762
One through five years	3,131,244	2,786	(63,239)	3,070,791
Five to ten years	631,112	5,912	(340)	636,684
More than ten years	1,025,000	5,742	(16,957)	1,013,785
Federal Farm Credit Bonds:
One through five years	50,299,967	–	(614,219)	49,685,748
Federal Home Loan Bank notes:
Less than one year	22,141,963	–	(247,259)	21,894,704
One through five years	147,974,882	–	(2,866,421)	145,108,461
Federal National Mortgage
Association notes:
Less than one year	4,999,830	–	(3,590)	4,996,240
One through five years	2,474,558	–	(60,980)	2,413,578
Federal Home Loan Mortgage
Corporation notes:
Less than one year	3,001,070	–	(18,344)	2,982,726
Mortgage-backed securities	398,713,782	391,108	(6,927,093)	392,177,797
Total	$637,508,408	$405,548	$(10,833,680)	$627,080,276

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At March 31, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the first quarter of 2006, there were no sales of investments securities available for sale. During the year ended December 31, 2005 proceeds from the sale of investment securities available for sale were approximately $84,976,000, resulting in net losses of approximately $301,000.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. agency debt securities	$(2,815,423)	$151,754,085	$(1,795,542)	$77,360,706	$(4,610,965)	$229,114,791
State and municipal obligations	(39,402)	2,390,598	(54,232)	4,161,004	(93,634)	6,551,602
Mortgage-backed securities	(2,086,587)	125,616,185	(5,726,540)	212,204,005	(7,813,127)	337,820,190
	$(4,941,412)	$279,760,868	$(7,576,314)	$293,725,715	$(12,517,726)	$573,486,583

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

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a United States government sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of March 31, 2006 and December 31, 2005 are as follows:

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Federal Home Loan Bank Notes:	$3,617,180	$—	$(128,168)	$3,489,012
Mortgage-backed securities	37,740,555	—	(1,178,329)	36,562,226
Total	$41,357,735	$—	$(1,306,497)	$40,051,238

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Federal Home Loan Bank Notes	$3,762,677	$–	$(99,441)	$3,663,236
Mortgage-backed securities	38,708,107	–	(959,804)	37,748,303
Total	$42,470,784	$–	$(1,059,245)	$41,411,539

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

At March 31, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the three-month period ended March 31, 2006 and during the year ended December 31, 2005.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. agency debt securities	$—	$—	$(128,168)	$3,489,012	$(128,168)	$3,489,012
Mortgage-backed securities	(108,274)	4,665,465	(1,070,055)	31,896,761	(1,178,329)	36,562,226
	$(108,274)	$4,665,465	$(1,198,223)	$35,385,773	$(1,306,497)	$40,051,238

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

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a United States government sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at March 31, 2006 and December 31, 2005 consist of the following:

	2006	2005
FHLB stock, at cost	$9,598,800	9,269,500
Investment in statutory trusts	1,381,750	1,382,500
Other investments	$10,980,550	10,652,000

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at March 31, 2006 and December 31, 2005 is as follows:

	2006	2005
Commercial and industrial secured by real estate	$646,604,744	$612,375,600
Other commercial and industrial	270,002,933	272,005,403
Construction secured by real estate	88,866,147	82,468,171
Other construction	1,145,000	200,000
Mortgage	50,739,342	44,841,330
Consumer secured by real estate	955,279	905,774
Other consumer	64,246,786	63,979,725
Lease financing contracts	485,514,636	487,863,247
Overdrafts	8,228,057	5,336,117
	1,616,302,924	1,569,975,367

Deferred loan origination costs, net	7,003,149	7,441,525
Unearned finance charges	(1,246,795)	(1,157,236)
Allowance for loan and lease losses	(18,410,375)	(18,188,130)
Loans, net	$1,603,648,903	$1,558,071,526

The following is a summary of information pertaining to impaired loans at March 31, 2006 and December 31, 2005:

	2006	2005
Impaired loans with related allowance	$9,361,000	$7,071,000
Impaired loans that did not require allowance	14,452,000	12,493,000
Total impaired loans	$23,813,000	$19,564,000
Allowance for impaired loans	$793,000	$590,000

No additional funds are committed to be advanced in connection with impaired loans.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2006 and 2005, loans in which the accrual of interest has been discontinued amounted to $29,783,687 and $29,024,072, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $976,000 and $703,000 for 2006, and 2005, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,434,000 as of March 31, 2006, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of March 31, 2006, industrial loans with a principal outstanding balance of approximately $1,518,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	2006	2005
Balance, beginning of period	$18,188,130	19,038,836
Provision for loan and lease losses	3,390,000	1,250,000
Loans and leases charged-off	(4,070,191)	(2,997,262)
Recoveries	902,436	674,172
Balance, end of period	$18,410,375	17,965,746

8.	Other Assets

Other assets at March 31, 2006 and December 31, 2005 consist of the following:

	2006	2005
Deferred tax assets, net	$4,482,356	5,070,074
Merchant credit card items in process of collection	1,527,656	2,716,699
Auto insurance claims receivable on repossessed vehicles	1,619,530	1,074,175
Accounts receivable	1,527,047	1,361,958
Other real estate, net of valuation allowance of $12,297 in
March 31, 2006 and December 31, 2005	1,855,566	1,542,369
Other repossessed assets, net of valuation allowance of
$1,102,531 and $1,216,087 at March 31, 2006 and
December 31, 2005, respectively	7,919,435	7,974,665
Servicing assets, net of valuation allowance of $1,020,781 in
March 31, 2006 and December 31, 2005	1,860,783	2,414,348
Prepaid expenses, deposits and other assets	4,884,153	7,369,365
	$25,676,526	$29,523,653

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended March 31:

	2006	2005
Balance, beginning of period	$1,216,087	1,493,305
Provision for losses	126,700	130,000
Net charge-offs	(240,256)	(471,917)
Balance, end of period	$1,102,531	1,151,388

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Deposits

Total deposits as of March 31, 2006 and December 31, 2005 consisted of the following:

	2006	2005

Non interest bearing deposits	$132,180,169	$146,637,966

Interest bearing deposits:
NOW & Money Market	72,885,399	70,961,689
Savings	206,579,138	223,664,685
Brokered Deposits	996,688,577	967,206,187
Regular CD's & IRAS	116,164,608	121,950,012
Jumbo CD's	196,313,247	203,707,607
	1,588,630,969	1,587,490,180
Total Deposits	$1,720,811,138	$1,734,128,146

10.	Advances from Federal Home Loan Bank

At March 31, 2006, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2006
2006	4.87%	7,000,000
2007	5.20%	1,200,000
2014	4.38%	546,034
		$8,746,034

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the three-month periods ended March 31, 2006 and 2005 amounted to approximately $120,000 and $124,000, respectively. These notes are secured by approximately $20,288,000 in securities and $537,000 in mortgage loans as of March 31, 2006.

11.	Derivative Financial Instruments

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

As of March 31, 2006, the Company had the following derivative financial instruments outstanding:

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Notional amount	Fair value	Net gain (loss)
Libor-Rate interest rate swaps	$30,800,000	$(1,805,223)	$(55	)(1)
	$30,800,000	$(1,805,223)	$(55)

(1) Net loss recognized from fair value hedging ineffectiveness during the period

At March 31, 2006, the Bank had interest rate swap agreements which converted $29.3 million of fixed rate time deposit to variable rate time deposits of which $10.5 million will mature in 2010 and 2013 and $18.8 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps.

12.	Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security, with option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are the same as the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security, with option to redeem in five years. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

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

Interest expense on notes payable to statutory trusts amounted to approximately $928,000 and $699,000 for the periods ended March 31, 2006 and 2005, respectively.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

13.	Commitments and Contingencies

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believe, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigations and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations or financial position of the Company.

14.	Sale of Receivable and Servicing Assets

During the quarter ended March 31, 2006 no sales of receivables were performed, accordingly, no new servicing assets were recorded. In the first and third quarter of the year 2005, the Company sold to a third party lease financing contracts with carrying values of approximately $14.9 million and $15.0 million, respectively. In these sales, the Company retained servicing responsibilities and servicing assets of $626,285 and $672,565 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $365,000 and $348,000, respectively. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date for the first quarter sale and of all leases sold as of the cut-off date for the third quarter sale. As of March 31, 2006 and December 31, 2005, total amount accrued on books related to recourse liability amounted to approximately $547,000.

15.	Stock Transactions

As of May 5, 2006 the Company had repurchased an additional 248,877 shares under the stock repurchase program approved by the board of directors on October 2005. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year.

On February 27, 2006, the Company issued 150,000 of common stock shares, through stock options exercised at $3.325 per share.

During 2005, the Company had repurchased a total of 163,550 shares under the approved program, and on November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

16.	Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of March 31, 2006 include options granted under the 2002 and 2005 Stock Option Plan and a stock option plan held by the Bank until the reorganization.

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

On March 1, 2006, the Company granted to its Directors and Executive Officers, a total of 98,700 options, under the established 2005 stock option plan. Of these options, 16,000 stock options were granted to Directors and were vested immediately. The remaining 82,700 stock options were granted to employees vesting in five equal annual installments beginning on March 1, 2007.  These options have an exercise price of $14.17 and are exercisable within ten years after the grant date at the discretion of the optionee.

All options granted prior to December 31, 2005, were fully vested at grant date and are exercisable within five years after the grant date at the discretion of the optionee.

A summary of the status of stock options under the Plans and changes during the periods ended March 31, 2006 and 2005 are as follows:

	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	1,216,312	$6.84	1,091,312	$5.22
Granted	98,700	14.17	125,000	21.00
Exercised	(150,000)	3.33	—	—
Options outstanding	1,165,012	$7.92	1,216,312	$6.84

The weighted-average grant date fair value of share options granted during the quarters ended March 31, 2006 and 2005 was $5.65 and $7.23, respectively. Cash received from share option exercised during the quarter ended March 31, 2006 amounted to $498,750 (none in 2005). There were no forfeitures of outstanding options during the quarters ended March 31, 2006 and 2005.

The following is a summary of outstanding and exercisable options under the Plans at March 31, 2006:

Range of exercise price per share	Outstanding options	Weighted-average exercise price of outstanding options	Weighted-average remaining term (years) of outstanding options	Exercisable options	Weighted-average exercise price of exercisable options	Weighted-average remaining term (years) of exercisable options
$4.50-$8.13	941,312	5.52	1.86	941,312	5.52	1.86
$14.17-$21.00	223,700	17.99	6.57	141,000	20.22	4.60
$4.50-$21.00	1,165,012	7.92	2.76	1,082,312	7.44	2.22

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2006, the Company had 82,700 non-vested options with a weighted average grant date fair value of $5.65. There were no non-vested outstanding options at March 31, 2005.

The fair value of the options granted was estimated on the date of the grants using the Black-Sholes Option Pricing Model. The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s shares and the average volatility of similar and comparable entities due to the short period of public history of the Company’s shares in comparison with the expected tern of share options. Also, expected volatilities consider other factors, such as expected changes in volatility arising from planned changes in the Company’s operations. The assumptions used for the grants issued were:

	2006	2005
Expected life of options (in years)	6.50	5.00
Expected volatility	39.28%	40.09%
Expected dividends	0.00%	0.00%
Risk-free rate	4.60%	4.00%

As of March 31, 2006, the Company recorded a compensation expense of $126,402 for the vested portion of the options granted on March 1, 2006. The options granted during 2005 approximated the fair value of the Company’s common stock at the date of issuance; accordingly no compensation expense has been recorded. There was approximately $430,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.9 years.

During 2006 the Company adopted the provisions of SFAS 123R. Previously it followed the intrinsic value method. The following table illustrates the effects of this change for the period ended March 31, 2006:

	As reported (SFAS 123R)	Previous method (intrinsic value)
Income before taxes	$5,301,673	$5,428,075
Net income	3,266,186	3,392,588
Earnings per share, basic	0.16	0.17
Earnings per share, diluted	0.15	0.16
Cash flows from operating activities	17,839,775	17,839,775
Cash flows from financing activities	(29,252,847)	(29,252,847)

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation for the period ended March 31, 2005:

2005
Net income, as reported	$4,765,216
Deduct total stock-based employee compensation
expense, determined under fair value
based method for all awards	904,368
Pro forma net income	$3,860,848
Earnings per share:
Basic – as reported	$0.23
Basic – pro forma	0.19
Diluted – as reported	0.23
Diluted – pro forma	0.18

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of March 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2006 are also presented in the table.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2006
	Required		Actual
	Amount	Ratio	Amount	Ratio	Well capitalized ratio
Total Capital (to risk-weighted assets):
Consolidated	$142,451	8.00%	$239,964	13.48%	N/A
Eurobank	142,971	8.00%	193,573	10.83%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	71,226	4.00%	221,329	12.43%	N/A
Eurobank	71,486	4.00%	154,938	8.67%	>6.00%
Tier I Capital (to average assets):
Consolidated	94,614	4.00%	221,329	9.36%	N/A
Eurobank	94,667	4.00%	154,938	6.55%	>5.00%

	2005
	Required amount	Ratio	Actual amount	Ratio	Well capitalized ratio
Total Capital (to risk-weighted assets):
Consolidated	$141,479	8.00%	$238,570	13.49%	N/A
Eurobank	141,836	8.00%	190,070	10.72%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	70,740	4.00%	220,157	12.45%	N/A
Eurobank	70,918	4.00%	151,657	8.55%	>6.00%
Tier I Capital (to average assets):
Consolidated	94,199	4.00%	220,157	9.35%	N/A
Eurobank	94,172	4.00%	151,657	6.44%	>5.00%

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months ended March 31, 2006 and 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, including the following:

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

These factors and the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros, Inc. As of March 31, 2006, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.6 billion, total deposits of $1.7 billion, and stockholders’ equity of $164.3 million. We currently operate through a network of 23 branch offices located throughout Puerto Rico.

Over the past three years, we have experienced significant balance sheet growth. Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, business transaction accounts, our mortgage business and acquisitions. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at March 31, 2006

We believe the following were key indicators of our performance and results of operations through the first quarter of 2006:

•	our total assets decreased to $2.368 billion, or by 0.98%, at the end of the first quarter of 2006, from $2.391 billion at the end of 2005;

•	our total loans grew to $1.605 billion at the end of the first quarter of 2006, representing an increase of 2.95%, from $1.559 million at the end of 2005;

•	our total deposits decreased to $1.721 billion, or by 0.77%, at the end of the first quarter of 2006, from $1.734 million at the end of 2005;

•	our total revenue grew to $40.1 million in the first quarter of 2006, representing an increase of 30.79%, from $30.7 million in the same period of 2005;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 3.14% and 2.66% for the first quarter of 2006, respectively, as compared to 3.37% and 3.00%, respectively, for the same period in 2005;

•	our provision for loan and lease losses grew to $3.4 million in the first quarter of 2006, representing an increase of 171.20%, from $1.3 million in the same period of 2005; and

•	our total noninterest expense grew to $11.1 million in the first quarter of 2006, representing an increase of 24.75%, from $8.9 million in the same period of 2005.

These items, as well as other factors, contributed to the decrease in net income for the first quarter of 2006 to $3.3 million from $4.8 million for the same period in 2005, or $0.15 per common share as compared to $0.23 per common share for the same period in 2005, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. The allowance for loan and lease losses amounted to $18.4 million and $18.0 million as of March 31, 2006 and March 31, 2005, respectively. Losses charged to the allowance amounted to $4.1 million for the three months ended March 31, 2006 compared to $3.0 million for the same period in 2005. Recoveries were credited to the allowance in the amounts of $902,000 and $674,000 for those same periods, respectively.

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

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. These trends are monitored to prevent possible deviations from the loss factors used for the methodology. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

As a result of increasing loss ratios experienced in the later part of 2005, particularly with the Company’s auto lease portfolio, during the quarter ended March 31, 2006, we made some revisions to our methodology for the determination of the allowance for loan and lease losses to provide for more structured and timely monitoring of changes in loss trends and conditions. Additionally, new reports and analyses have been incorporated into our control process over such determination.

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

We believe that our allowance for loan and lease losses is adequate; however, regulatory agencies, including the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our allowance for loan and lease losses and may from time to time require us to reclassify our loans and leases or make additional provisions to our allowance for loan and lease losses.

We generally classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $36.8 million, $36.3 million and $37.0 million as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2005, were as follows: March 23, 2005: prepayment rate of 15.12%; weighted average live of 3.68 years; and a discount rate of 8.15%; September 29, 2005: prepayment rate of 17.16%; weighted average live of 3.51 years; and a discount rate of 8.83%; and September 30, 2005: prepayment rate of 17.16%; weighted average live of 3.46 years; and a discount rate of 9.43%. There was no sale of lease financing contracts during the first quarter of 2006. Impairment analyses were performed in December 2005 by an independent third party and it was determined that there was no impairment. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $1.9 million, $2.4 million and $3.6 million as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, as necessary. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $1.9 million, $1.5 million, and $3.6 million as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Other repossessed assets amounted to $7.9 million, $8.0 million and $5.5 million as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation.

During the quarter we made certain refinements to our methodology for estimating fair value of vehicles upon repossession. We feel these improvements in our estimation procedures, together with revisions in the determination of the allowance for automobile lease losses previously discussed, will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale by the book value of repossessed assets sold. The total loss ratio on sale of repossessed vehicles was 19.9%, 19.6% and 25.4% for the first quarter of 2006 and the year and quarter ended December 31, 2005, respectively. The decrease in our total loss ratio on the sale of repossessed vehicles during the first quarter of 2006 compared to the last quarter of 2005 was mainly due to better collections and disposition efforts after the deterioration of the lease portfolio, primarily during the last quarter of 2005.

For the first quarter of 2006 and fourth and first quarters of 2005, the total loss on sale of repossessed equipment was $9,000, $51,000 and $127,000, respectively. The decrease in the total loss on sale of repossessed equipment during the first quarter of 2006 was due to a higher valuation expense on damaged equipment sold during the fourth and first quarters of 2005.

We also monitor the ratio of total loss on the leasing business to the average balance of our leasing portfolio. This ratio is determined by dividing the sum of annualized net charge offs, declines in value, repairs and the gain or loss on sale during the period by the average balance of the leasing portfolio. The annualized total loss ratio on the leasing business was 1.89%, 1.81% and 2.58% for the first quarter of 2006 and the year and quarter ended December 31, 2005, respectively. The decrease in the ratio of total loss on the leasing business during the first quarter of 2006 compared to the last quarter of 2005 was due, in part, to the net effect of a decrease in our lease portfolio to $485.5 million as of March 31, 2006, from $487.9 million at the end of fiscal 2005, but primarily to improved collections and disposition efforts after the deterioration of the lease portfolio, as mentioned above. We intend to take all necessary steps to react proactively to the evolving lending environment. In order to maintain the quality of our leasing portfolio, we have tightened our underwriting standards for our automobile leases and hired additional experienced underwriting personnel.

For the first quarter of 2006, the total loss on sale of repossessed boats remained at $309,000, when compared to the first quarter of 2005. The boat financing portfolio amounted to $40.0 million as of March 31, 2006.

Results of Operations as of and for the Three Months Ended March 31, 2006 and 2005

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

Net interest income increased by 6.57%, or $1.1 million, to $17.4 million in the first quarter of 2006 from $16.3 million in the same period of 2005. The increase resulted from the combined effect of net increases in volumes and rates, but mainly to increased volumes as shown on table on page 25.

 Total interest income increased by 26.80% to $37.8 million for the first quarter of 2006, compared to $29.8 million for the same period in 2005. This increase resulted primarily from increases in average interest-earning assets and also by higher yields resulting from increased interest rates during 2005 and first quarter of 2006. Our average interest-earning assets increased by $254.2 million (12.55%) to $2.280 billion in the first quarter of 2006, compared to $2.026 billion for the same period in the prior year. Average net loans increased by $181.8 million (13.03%) to $1.577 billion in the first quarter of 2006, compared to $1.396 million for the same period in the prior year. During the first three-month period ended March 31, 2006, we benefited from the higher average balances of loans and the higher interest rate environment.

Total interest expense increased by 51.27% to $20.4 million in the first quarter of 2006, compared to $13.5 million in the same period of 2005. This increase resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds mainly on brokered deposits, jumbo deposits, and other borrowings that we experienced during 2005 and the first quarter of 2006. Average interest-bearing liabilities increased by 13.27% to $2.038 billion in the first quarter of 2006, compared to $1.799 billion in the same period of 2005. These increases resulted from organic growth. The average interest rate we paid for interest-bearing liabilities for the first quarter of 2006 increased to 4.56% from 3.29% for same period in 2005.

Net interest margin and spread on a fully taxable equivalent basis decreased to 3.14% and 2.66% for the first quarter of 2006, respectively, compared to 3.37% and 3.00%, respectively, for the same period in 2005. The declines in margin and spread are basically caused by the rising short-term interest rates and a flattening yield curve, which caused borrowing costs to increase at a faster rate than the yield on earning-assets, and to the fact that the increase in average deposits has been substantially in brokered deposits, a higher cost category.

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest(7)	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,577,410	$30,080	7.71%	$1,395,580	$24,772	7.16%
Securities of U.S. government agencies(3)	610,336	6,622	6.15	549,415	4,375	4.43
Other investment securities(3)	44,239	524	6.63	33,772	339	5.45
Puerto Rico government obligations(3)	7,819	78	5.65	9,496	94	5.50
Securities purchased under agreements to resell and federal funds sold	34,275	402	5.44	29,452	184	2.57
Interest-earning deposits	5,732	77	5.37	7,935	33	1.66
Total interest-earning assets	$2,279,811	$37,783	7.22%	$2,025,650	$29,797	6.29%
Total noninterest-earning assets	74,564			76,610
TOTAL ASSETS	$2,354,375			$2,102,260

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$30,849	$165	2.16%	$76,946	$409	2.15%
NOW deposits	41,642	206	1.98	49,400	224	1.82
Savings deposits	214,459	1,241	2.32	277,048	1,551	2.24
Time certificates of deposit in denominations of $100,000 or more	1,167,502	12,333	4.61	711,953	6,268	3.66
Other time deposits	122,802	1,027	3.35	179,257	1,316	2.94
Other borrowings	460,753	5,427	6.21	504,704	3,717	3.79
Total interest-bearing liabilities	$2,038,007	$20,399	4.56%	$1,799,308	$13,485	3.29%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	131,324			126,025
Other liabilities	19,020			17,132
Total noninterest-bearing liabilities	150,344			143,157
STOCKHOLDERS’ EQUITY	166,024			159,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,354,375			$2,102,260
Net interest income(4)		$17,384			$16,312
Net interest spread(5)			2.66%			3.00%
Net interest margin(6)			3.14%			3.37%

__________
(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 41.5% and 39% tax rate for the quarters ended March 31, 2006 and 2005, respectively.

(2)
Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $558,000 and $17,000 for the first quarters ended March 31, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended March 31, 2006 and 2005 was $29.8 million and $29.0 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $17.9 million and $17.0 million for the first quarters ended March 31, 2006 and 2005, respectively.

(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(7)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million for the three-months period ended March 31, 2005 to conform with this quarter’s presentation.

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

	Three Months Ended March 31, 2006 Over 2005(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$3,228	$2,080	$5,308
Securities of U.S. government agencies	485	1,762	2,247
Other investment securities	105	80	185
Puerto Rico government obligations	(17)	1	(16)
Securities purchased under agreements to resell and federal funds sold	30	188	218
Interest-earning deposits	(9)	53	44
Total interest-earning assets	$3,822	$4,164	$7,986

INTEREST PAID ON:
Money market deposits	$(245)	$1	$(244)
NOW deposits	(35)	17	(18)
Savings deposits	(350)	40	(310)
Time certificates of deposit in denominations of $100,000 or more	4,011	2,054	6,065
Other time deposits	(414)	125	(289)
Other borrowings	(324)	2,034	1,710
Total interest-bearing liabilities	$2,643	$4,271	$6,914
Net interest income	$1,179	($ 107)	$1,072

__________
(1)
Loan fees (costs) have been included in the calculation of interest income. Loan fees were approximately $558,000 and $17,000 for the first quarters ended March 31, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended March 31, 2006 and 2005 was $29.8 million and $29.0 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million for the three-months period ended March 31, 2005 to conform with this quarter’s presentation.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the first quarter of 2006, our provision for loan and lease losses increased to $3.4 million, from $1.3 million in the first quarter of 2005. This increase resulted from the growth in our loan portfolio and the net losses experienced, mainly in our leasing portfolio. During the first quarter of 2006, the net charge-offs increased to $3.2 million, from $2.3 million in the same period of 2005. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,060	87.1%	$1,973	218.9%
Loss on non-hedging derivatives, net	—	—	(1,075)	-119.3
Gain on sale of loans and leases, net	47	2.0	426	47.3
Loss on sale of securities, net	—	—	(230)	-25.5
Gain (loss) on sale of repossessed assets and on disposition of other assets, net	259	10.9	(193)	-21.4

Total noninterest income	$2,366	100.0%	$901	100.0%

Our total noninterest income for the first quarter of 2006 was $2.4 million, representing a 162.60% increase from $901,000 for the same period in 2005. Noninterest income represented approximately 0.10% and 0.04% of average assets as of March 31, 2006 and 2005, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.1 million at March 31, 2006, from $2.0 million at the same period in 2005. This increase was primarily due to an increase in our commissions from other bank services.

During first quarter of 2006, we experienced a net gain in this component of $259,000, as compared to a net loss of $193,000 during the same period in 2005. This mainly resulted from intensive sales efforts of older vehicles at better than previously anticipated selling prices. We expect that certain recent changes to our methodology for estimating fair value of vehicles upon repossession will likely result in slightly higher repossessed vehicle values and that this recent trend of gains on disposition of repossessed vehicles will not be recurring in the second half of the year.

For the first quarter of 2006, gain on sale of loans and leases was $47,000, compared to $426,000 for the same period in 2005. This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts. During the first quarter of 2006, we sold $1.3 million in mortgage loans to other financial institutions, compared to $5.1 million for the same period in 2005. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $47,000 and $61,000 for the same periods, respectively. Also, in February 2005, we sold lease financing contracts carrying values of $14.9 million. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $365,000. These lease contracts were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance at repossession date of all leases sold. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005 and have included such estimate in the other liabilities section of our balance sheet as of March 31, 2006 and December 31, 2005. There was no sale of lease financing contracts during the first quarter of 2006.

Another component of noninterest income for the first quarter of 2005 is the net loss on non-hedging derivatives. Net noninterest income reflects a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued, including a $1.3 million loss related to cash-flow hedges (such derivatives were subsequently terminated in April 2005 resulting in a $132,000 gain), and a $267,000 gain related to fair-value hedges. In April 2005, we re-designated all remaining derivatives as fair-value hedges. The derivatives were assumed in connection with the acquisition of The Bank & Trust of Puerto Rico (BankTrust) in May 2004.

During the quarter ended March 31, 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the first quarter of 2006.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits(1)	$4,948	44.9%	$3,784	42.7%
Occupancy and equipment	2,228	20.1	2,051	23.1
Professional services, including directors’ fees	1,189	10.8	646	7.3
Office supplies	323	2.9	338	3.8
Other real estate owned and other repossessed assets expenses	292	2.6	237	2.7
Promotion and advertising	242	2.2	133	1.5
Lease expenses	203	1.8	147	1.7
Insurance	322	2.9	294	3.3
Municipal and other taxes	409	3.7	429	4.8
Commissions and service fees credit and debit cards	336	3.0	353	4.0
Other noninterest expense	567	5.1	453	5.1
Total noninterest expense	$11,059	100.0%	$8,865	100.0%
__________
(1)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million for the three-months period ended March 31, 2005 to conform with this quarter’s presentation.

Our total noninterest expense increased to $11.1 million in the first quarter of 2006, compared to $8.9 million for the same period in 2005. This represents an increase in noninterest expense of 24.75%. This increase can be attributed to the expanded personnel and occupancy costs associated with our business growth and the recent opening of new branch offices. Noninterest expenses as a percentage of average assets slightly changed to 0.47% in the first quarter of 2006, compared to 0.42% for the same period in 2005. Our efficiency ratio was 54.51% in the first quarter of 2006, compared to 49.39% for the same period in 2005. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $4.9 million for the first quarter of 2006, compared to $3.8 million for the same period in 2005, representing an increase of 30.76% for the comparable period. This increase in salaries and employee benefits resulted from the increases in personnel, normal salary increases and related employees’ benefits, but mainly from the combined effect of: i) a decrease of $465,000 in expenses deferred as loan origination costs due to the combined effect of a decrease in the volume of lease financing contracts’ originations and a decrease in the leasing deferred origination cost per unit; and ii) an increase of $126,400 related to stock based compensation expense. Despite the new branch openings and significant asset growth in the past year, we have limited full-time employee growth by making efficient use of existing employees. We had 487 full-time equivalent employees as of March 31, 2006, compared with 467 as of March 31, 2005. Our volume of assets per employee increased to $4.9 million as of March 31, 2006, compared to $4.5 million for the same period in 2005.

Occupancy and equipment expenses totaled $2.2 million for the first quarter of 2006, compared to $2.1 million for the same period in 2005, representing an increase of 8.63% for the comparable period. This increase is attributable primarily to the expansion of our branch network and franchise, as mentioned before.

Professional and directors’ fees were $1.2 million and $646,000 or 10.8% and 7.3% of total noninterest expenses, for the first quarter of 2006 and 2005, respectively. The professional and directors’ fees for the first quarter of 2006 included $300,000 related to additional expenses billed by the external auditors in connection with prior year audit and compliance with the Sarbanes Oxley Act. The rest of the increase was attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to becoming a publicly-traded company, the implementation costs of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting, and other actions to implement our strategic plan.

Our expenses related to OREO and repossessed assets were $292,000 and $237,000 or 2.6% and 2.7% of total noninterest expenses, for the first quarter of 2006 and 2005, respectively. This increase is attributable primarily to increased volume of repossessed assets and aggressive disposition efforts, as previously mentioned. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Insurance expenses were $322,000 and $294,000 or 2.9% and 3.3% of total noninterest expenses, for the first quarter of 2006 and 2005, respectively. This increase was mainly attributable to insurance policies required after we became a publicly-traded company.

Municipal and other taxes decreased to $409,000 for the first quarter of 2006, compared to $429,000 for the same period in 2005. This decrease was mainly due to the net effect of an increase in our volume of patents’ amortization and the fully amortization during the second quarter of 2005 of patents acquired from BankTrust.

Commissions and service fees on credit and debit cards decreased to $336,000 for the first quarter of 2006, compared to $353,000 for the same period in 2005. This change was primarily attributable to a decrease in the volume of credit card transactions.

Other noninterest expenses also increased for the first quarter of 2006. This increase was related in part to our asset growth over these periods and increased expenses in our leasing business. Due in part to management’s commitment to overhead control, the expense increase was outpaced by our revenue growth rate.

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

For the quarter ended March 31, 2006, we recorded a $2.0 million income tax expense, compared to $2.3 million for the same period in 2005. Our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 41.5%, because we have interest income from certain investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by our international banking entities. Although the income before taxes decreased by 25.3% to $5.3 million at March 31, 2006, from $7.1 million for the same period in 2005, our current income tax expense increased by 113.4% to $1.5 million, from $703,000 for those same periods. The increase in our current income tax expense was mainly due to the combined effect of: the additional transitory tax of 2.5% on taxable income for the period ended March 31, 2006, as explained below; the total consumption of net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002; a reduction in the exempt income; and an increase in disallowed expenses from the recording of stock-based compensation. During the first quarter of 2006, the operations of BankTrust and Banco Financiero yielded a combined net income in excess of net operating losses of $1.1 million.

Our deferred tax expense decreased to $589,000 at March 31, 2006, compared to $1.6 million for the same period in 2005. This decrease was mainly due to the net effect of: a decrease in the net operating losses consumed during the first quarter of 2006, when compared to the consumption in the same period of 2005 and a decrease in deferred tax liabilities, primarily the servicing assets, for the period ended March 31, 2006. At March 31, 2006 and December 31, 2005, we had net deferred tax assets of $4.5 and $5.1 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at March 31, 2006 will be realized.

On August 1, 2005, the governor of Puerto Rico approved a temporary increase of 2.5% on the taxable income, which increased the statutory tax rate from 39% to 41.5% for the years 2005 and 2006. This change in rate resulted in an additional income tax expense of $161,000 for the quarter ended March 31, 2006, comprised of an increase in current tax expense of $92,000 and a $69,000 increase in deferred tax expense.

Financial Condition

Our total assets as of March 31, 2006 were $2.368 billion, compared to $2.391 billion as of December 31, 2005. The decrease in our total assets during the first three months of 2006 was primarily due to the net effect of an increase in loans and leases from current operations outpaced by a decrease in interest bearing deposits and securities purchased under agreements to resell.

Our total deposits decreased by 0.77% to $1.721 billion as of March 31, 2006, compared to $1.734 million as of December 31, 2005. The decrease in deposits during the first three months of 2006 was concentrated in noninterest bearing deposits mainly due to the fierce competition for core deposits on the Island. Other borrowings decreased to $462.1 million as of March 31, 2006, compared to $475.7 million as of December 31, 2005. This change in other borrowings was mainly concentrated in the securities sold under agreements to repurchase.

As of March 31, 2006, our stockholders’ equity was $164.3 million, compared to $165.0 million as of December 31, 2005. In addition to earnings from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $12.2 million and $10.4 million during the first three months of 2006 and the year 2005, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2006 and December 31, 2005, we had $791,000 and $20.8 million in interest-bearing deposits in other financial institutions, respectively. Also, we had $14.1 million and $54.1 million in purchased securities under agreements to resell for those same periods, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 6.33% and 4.80% for the three month period ended March 31, 2006 and the year 2005, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2006:
U.S. government agencies obligations	$242,381	$237,864	$3,617	$3,489	$245,998	$241,353
Collateralized mortgage obligations	328,166	321,470	31,695	30,706	359,861	352,176
Mortgage-backed securities	60,817	59,946	6,045	5,856	66,862	65,802
State and municipal obligations	7,898	7,816	—	—	7,898	7,816
Other investments	—	—	10,981	10,981	10,981	10,981
Total	$639,262	$627,096	$52,338	$51,032	$691,600	$678,128

December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	7,902	7,821
Other investments	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$53,123	$52,063	$690,631	$679,143

During the first quarter of 2006, the investment portfolio decreased by approximately $769,000 to $679.4 million as of March 31, 2006, from $680.2 million as of December 31, 2005. The change from December 31, 2005 was primarily due to the net effect of:

•	a decrease of $7.8 million in US government agencies obligations due to monthly principal prepayments and maturity of FHLB, FNMA & FHLMC obligations and the redemption of FHLB stocks;

•	prepayments for approximately $27.0 million of mortgage backed securities;

•	the purchase of $18.7 million in US government agencies obligations, $774,000 in FHLB stocks and $16.7 million in mortgage backed securities; and

•	a net premium amortization of $344,000.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first quarter of 2006, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 5 years. As of March 31, 2006, after above-mentioned transactions, the estimated average maturity was approximately 3.05 years and the average yield was approximately 4.41%, compared to an estimated average maturity of 2.77 years and to an estimated average yield of 4.26% for December 31, 2005. As of March 31, 2006, investment securities having a carrying value of approximately $479.9 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Three Months Ended March 31, 2006
	Within One Year		After One but Within Five Years		After Five but Within Ten Years			After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$48,065	2.80%	$181,050	4.45%		$8,749	5.23%	$—	—%	$237,864	4.15%
Mortgage backed securities(3)	31,219	3.85	27,408	4.88		525	5.74	794	6.81	59,946	4.38
Collateral mortgage obligations(3)	24,120	4.52	254,547	4.54		42,802	4.76	—	—	321,469	4.56
State & political subdivisions	3,106	3.21	4,504	4.41		207	5.83	—	—	7,817	3.97
Other debt securities	—	—	—	—		—	—	—	—	—	—
Total investments available-for-sale	$106,510	3.51%	$467,509	4.52%		$52,283	4.85%	$794	6.81%	$627,096	4.38%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,617	3.95%	$		%	$—	—%	$3,617	3.95%
Mortgage backed securities(3)	—	—	6,045	4.90		—	—	—	—	6,045	4.90
Collateral mortgage obligations(3)	—	—	21,577	4.14		10,118	5.34	—	—	31,695	4.52
State & political subdivisions	—	—	—	—		—	—	—	—	—	—
Other debt securities	—	—	—	—		—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$31,239	4.26%		$10,118	5.34%	$—	—%	$41,357	4.53%

Other Investments:
FHLB stock	9,599	5.11%	—	—%		—	—%	—	—%	9,599	5.11%
Investment in statutory trust	—	—	—	—		—	—	1,382	8.39	1,382	8.39
Total other investments	$9,599	5.11%	$—	—%		$—	—%	$1,382	8.39%	$10,981	5.52%
Total investments	$116,109	3.64%	$498,748	4.51%		$62,401	4.93%	$2,176	7.81%	$679,434	4.41%
__________
(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.09% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of March 31, 2006, our investment in other earning assets included $9.6 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of March 31,	As of December 31,
Type	2006	2005
	(In thousands)
Statutory trusts	$1,382	$1,382
FHLB stock	9,599	9,270
Total	$10,981	$10,652

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.3 million and $936,000 as of March 31, 2006 and December 31, 2005, respectively:

	As of March 31,	As of December 31,
	2006	2005
	(In thousands)
Real estate secured	$698,299	$658,123
Leases	485,515	487,863
Other commercial and industrial	271,148	272,205
Consumer	64,247	63,980
Real estate - construction	88,866	82,468
Other loans	8,228	5,336
Gross loans and leases	$1,616,303	$1,569,975
Plus: Deferred loan costs, net	7,003	7,442
Total loans, including deferred loan costs, net	$1,623,306	$1,577,417
Less: Unearned income	(1,247)	(1,157)
Total loans, net of unearned income	$1,622,059	$1,576,260
Less: Allowance for loan and lease losses	(18,410)	(18,188)
Loans, net	$1,603,649	$1,558,072

As of March 31, 2006 and December 31, 2005, our total loans and leases, net of unearned income, were $1.604 billion and $1.558 billion, respectively. The increase in our loan and lease volume during the three months ended March 31, 2006 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 68.6% as of March 31, 2006 from 66.0% as of December 31, 2005.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $698.3 million and $658.1 million as of March 31, 2006 and December 31, 2005, respectively. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 43.21% as of March 31, 2006, compared to 41.92% at the end of fiscal year 2005.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first three months of 2006, approximately 71.0% of our lease financing contracts were for new automobiles, approximately 25.5% were for used automobiles and the remaining 3.5% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $485.5 million as of March 31, 2006, from $487.9 million as of December 31, 2005. This decrease was mainly due to the combined effect of a decrease in the volume of lease financing contracts’ originations and the repayment of the existing portfolio. Lease financing contracts, as a percentage of total loans and leases were 30.04% as of March 31, 2006 and 31.07% at the end of 2005.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists in the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first three months of 2006, the analysis revealed there was a similar repayment performance for both categories.  This review enable us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans decreased to $271.1 million as of March 31, 2006, from $272.2 million as of December 31, 2005. Other commercial and industrial loans as a percentage of total loans were 16.77% as of March 31, 2006, and 17.34% at the end of 2005.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans increased to $64.2 million as of March 31, 2006 from $64.0 million as of December 31, 2005. Consumer loans as a percentage of total loans and leases were 3.97% and 4.08% at March 31, 2006 and December 31, 2005, respectively. Consumer loans as of March 31, 2006 included a boat portfolio of $40.0 million acquired as a result of the acquisition of former BankTrust back in May 2004, $15.3 million in unsecured installment loans, and credit cards and open-end loans for $8.9 million.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $88.9 million and $82.5 million as of March 31, 2006 and December 31, 2005, respectively. Construction loans as a percentage of total loans and leases were 5.50% and 5.25% as of March 31, 2006 and December 31, 2005, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.3 million, as of March 31, 2006, excluding non-accrual loans amounting to $29.8 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of March 31, 2006
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$113,133	$-	$8,201	$619	$2,534	$124,487
Real estate — secured	177,582	99,741	245,106	99,457	22,747	644,633
Other commercial and industrial	197,823	24,583	32,751	4,369	7,263	266,789
Consumer	10,972	13,478	1,390	38,540	397	64,777
Leases	7,399	408,799	-	69,042	-	485,240
Other loans	7,692	-	-	-	-	7,692
Total	$514,601	$546,601	$287,448	$212,027	$32,941	$1,593,618
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $346.6 million as of March 31, 2006.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of March 31,	As of December 31,
	2006	2005
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$7,006	$8,560
Nonaccrual loans	29,784	27,703
Total nonperforming loans	36,790	36,263
Other real estate owned	1,856	1,542
Other repossessed assets	7,919	7,975
Total nonperforming assets	$46,565	$45,780
Nonperforming loans to total loans and leases	2.27%	2.30%
Nonperforming assets to total loans and leases plus repossessed property	2.85	2.89
Nonperforming assets to total assets	1.97	1.91

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

The nonperforming loans and leases increased to $36.8 million as of March 31, 2006, from $36.3 million as of December 31, 2005. This increase was mainly due to net effect of an increase of $2.1 million in nonaccrual loans and a decrease of $1.6 million in loans over 90 days past due still accruing interest. The increase in nonaccrual loans was mainly attributable to the net effect of an increase of $2.6 million in the commercial loans category and a decrease of $785,000 in lease financing contracts classified as nonaccrual loans. The increase in the commercial loans category included three loans amounting to $1.5 million granted to a construction company, for which real estate collateral is held for approximately 50% of the total debt and proceeds from specific assignments of construction contracts shall repay the remaining balance. At March 31, 2006, nonaccrual loans acquired from BankTrust amounted to $2.8 million, compared to $2.6 million as of December 31, 2005. The ratio of nonperforming loans and leases over total loans and leases decreased to 2.27% as of March 31, 2006, from 2.30% as of December 31, 2005.

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

As of March 31, 2006, our OREO consisted of 16 properties with an aggregate value of $1.9 million, as compared to 13 properties with an aggregate value of $1.5 million as of December 31, 2005.

Other repossessed assets as of March 31, 2006 and December 31, 2005 were $7.9 million and $8.0 million, respectively. The decrease in repossessed assets during the first quarter of 2006 was mainly related to aggressive disposition efforts during the quarter as part of the measures taken upon the deterioration of the lease portfolio, mainly during the last quarter of 2005.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property decreased to 2.85% as of March 31, 2006, from 2.89% as of December 31, 2005.

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

As a result of increasing loss ratios experienced in the later part of 2005, particularly with the Company’s auto lease portfolio, during the quarter ended March 31, 2006, we made some revisions to our methodology for the determination of the allowance for loan and lease losses to provide for more structured and timely monitoring of changes in loss trends and conditions. Additionally, new reports and analyses have been incorporated into our control process over such determination. In addition, as part of these revisions, we have also made some refinements to our methodology for estimating fair value of vehicles upon repossession. We feel these revisions will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. These trends are monitored to prevent possible deviations from the loss factors used for the methodology. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Three Months Ended March 31,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,596,562	$1,487,850
Total loans and leases outstanding at end of period, including loans held for sale	1,623,402	1,577,196
Allowance for loan and lease losses:
Allowance at beginning of period	18,188	19,039
Charge-offs:
Real estate — secured	23	-
Commercial and industrial	752	4,848
Consumer	365	2,600
Leases	2,903	8,991
Other loans	27	150
Total charge-offs	4,070	16,589
Recoveries:
Real estate — secured	—	-
Commercial and industrial	225	486
Consumer	65	256
Leases	600	2,210
Other loans	12	11
Total recoveries	902	2,963
Net loan and lease charge-offs	3,168	13,626
Provision for loan and lease losses	3,390	12,775
Allowance at end of period	$18,410	$18,188
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.79%	0.92%
Allowance for loan and lease losses to total loans at end of period	1.13	1.15
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	68.83	74.92
Net loan and lease charge-offs to provision for loan and lease losses	93.45	106.66

(1) Annualized as of March 31, 2006.

The allowance for loan and lease losses increased by 1.2%, or $222,000 to $18.4 million at March 31, 2006, compared to $18.2 million at December 31, 2005. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.13% at March 31, 2006 from 1.15% at December 31, 2005. The loan portfolio growth during the first three months of 2006 has been mostly concentrated in commercial loans secured by real estate, on which the loss risk is less than in the other loan categories. We consider that the allowance for loan and lease losses, which is 1.13% of total loans and leases at March 31, 2006, is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience. For the three months ended on March 31, 2006 and year 2005, we used a historical loss ratio in auto lease finance contracts of approximately 20.0% and 15.0%, respectively. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For the quarters ended March 31, 2006 and 2005, $1.3 million and $916,000 was charged off for this purpose, respectively.

Also, we have the practice of charging-off most of our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the quarters ended March 31, 2006 and 2005, $203,000 and $327,000 was charged off for this purpose, respectively.

Annualized net charge-offs as a percentage of average loans was 0.79% for the first quarter of 2006, compared to 0.91% and 0.66% for the fourth and first quarter of 2005, respectively. Increased shown when comparing the first quarter of 2006 with 2005 same period is attributable to increased volumes in the loan and lease portfolio, to our decision to fully charge off our lease finance contracts that are over 365 days past due and the deterioration of our lease portfolio, mainly during the last quarter of 2005.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 93.45% as of March 31, 2006, from 106.66% at December 31, 2005. During the first quarter of 2006, the decrease of this ratio was mainly as a direct result of the increase in our provision for loan and lease losses to account for the recent loss trends in the leasing portfolio as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $11.5 million at March 31, 2006 and $11.2 million at December 31, 2005. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the first quarter of 2006 were $1.709 billion, as compared to $1.505 billion for the year 2005. This increase in average deposits during the first quarter of 2006 is attributable to our organic growth. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31,			Year Ended December 31,
	2006			2005
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$131,324	7.69%	-%	$129,676	8.62%	-%
Money market deposits	30,849	1.81	2.14	51,787	3.44	2.10
NOW deposits	41,642	2.44	1.98	46,421	3.09	1.85
Savings deposits	214,459	12.55	2.31	254,923	16.94	2.30
Time certificates of deposit in denominations of $100,000 or more	203,144	11.89	3.75	202,099	13.43	3.24
Brokered certificates of deposits in denominations of $100,000 or more	964,358	56.43	4.33	666,955	44.33	3.87
Other time deposits	122,802	7.19	3.35	152,787	10.15	3.10
Total deposits	$1,708,578	100.00%		$1,504,648	100.00%

Total deposits at March 31, 2006 and December 31, 2005 were $1.721 billion and $1.734 million, respectively, representing a decrease of $13.3 million, or 0.77%, in the first three months of 2006. The following table presents the composition of our deposits by category as of the dates indicated:

	As of March 31,	As of December 31,
	2006	2005
	(In thousands)
Interest bearing deposits:
Now and money market	$72,885	$70,962
Savings	206,579	223,665
Brokered certificates of deposits in denominations of less than $100,000	1,990	2,972
Brokered certificates of deposits in denominations of $100,000 or more	994,699	964,233
Time certificates of deposits in denominations of $100,000 or more	196,313	203,708
Other time deposits	116,165	121,950
Total interest bearing deposits	$1,588,631	$1,587,490
Plus: non interest bearing deposits	132,180	146,638
Total deposits	$1,720,811	$1,734,128

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in now and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the island. Accordingly, we increased brokered deposits to $996.7 million and $967.2 million as of March 31, 2006 and December 31, 2005, respectively. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	March 31, 2006	December 31, 2005
	(In thousands)
Three months or less	$481,863	$421,582
Over three months through six months	276,786	250,982
Over six months through 12 months	154,601	184,880
Over 12 months	277,762	310,497
Total	$1,191,012	$1,167,941

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended March 31, 2006 and the year ended December 31, 2005:

	Three Months Ended March 31,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at period-end	$406,914	$419,860
Average monthly aggregate balance outstanding during the period	404,826	489,110
Maximum aggregate balance outstanding at any month-end	423,216	614,650
Weighted average interest rate for the period	4.35%	3.33%
Weighted average interest rate at period-end	4.61%	4.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended March 31, 2006 and the year ended December 31, 2005:

	Three Months Ended March 31,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at period-end	$8,746	$8,759
Average monthly aggregate balance outstanding during the period	8,750	10,059
Maximum aggregate balance outstanding at any month-end	8,754	10,404
Weighted average interest rate for the period	4.81%	4.93%
Weighted average interest rate at period-end	4.83%	5.37%

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

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security, with an option to redeem in five years. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to the EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

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

Interest expense on notes payable to statutory trusts amounted to approximately $911,000 and $699,000 for the three months periods ended March 31, 2006 and 2005, respectively.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, and a private placement. As of March 31, 2006 and December 31, 2005, total stockholders’ equity was $164.3 million and $165.0 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

As of March 31, 2006, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$239,964	13.48%	$	≥ 142,451	≥ 8.00%	N/A
Eurobank	193,573	10.83		≥ 142,971	≥ 8.00	≥ 178,714	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	221,329	12.43		≥ 71,226	≥ 4.00	N/A
Eurobank	154,938	8.67		≥ 71,486	≥ 4.00	≥ 107,228	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	221,329	9.36		≥ 94,614	≥ 4.00	N/A
Eurobank	154,938	6.55		≥ 94,667	≥ 4.00	≥ 118,333	≥ 5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	$	≥ 141,479	≥ 8.00%	N/A
Eurobank	190,070	10.72		≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45		≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55		≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35		≥ 94,199	≥ 4.00	N/A
Eurobank	151,657	6.44		≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of March 31, 2006 and December 31, 2005 totaled approximately $269.2 million and $318.5 million, respectively. Our Core Basis Surplus liquidity level was 7.3% and 10.1% as of the same periods, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $351.0 million at March 31, 2006, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $17.5 million at March 31, 2006.

Our net cash inflows from operating activities for the three months ended March 31, 2006 were $17.7 million. During the first three months of 2006 the net operating cash inflows were primarily provided by consumption of net operating loss carryforwards and an increase in accrued interest, expenses and other liabilities.

During 2005, asset growth was funded primarily with growth in deposits, mainly in brokered deposits, which increased $455.2 million. During 2005, cash inflows from operating activities exceeded cash outflows by $44.1 million.

Our net cash inflows from investing activities for the three months ended March 31, 2006 were $5.8 million, while cash outflows from investing activities for the year 2005 were $319.6 million. The net investing cash inflows experienced during the first quarter of 2006 were mainly due to a decrease in securities purchased under agreements to resell, prepayments and maturities of investment securities available for sale, and a decrease in interest bearing deposits. For 2005, the higher net investing cash outflows were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash outflows from financing activities for the three months ended March 31, 2006 were $29.1 million, while cash inflows from investing activities for the year 2005 were $277.9 million. During the first three months of 2006 the net financing cash outflows were primarily provided by a decrease in repurchase agreements and deposits. During 2005, the net financing cash inflows were primarily provided by the net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At March 31, 2006, the Bank had interest rate swap agreements which converted $29.3 million of fixed rate time deposits to variable rate time deposits of which $10.5 million will mature in 2010 and 2013 and $18.8 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2006, we modeled rising and declining interest rate simulations in 100 basis point increments over a twelve month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2006 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. This exposure is the result of our decision to maintaining the maturity of repurchase agreements and brokered deposits, our primary funding source, from 30 days to 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during a 12-month period. The decreasing rate scenarios have a floor of 200 basis points. This floor causes liabilities to have little cost reduction, while assets do have a decrease in yields, causing a small loss in declining rate simulations of 200 basis points. At March 31, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.5 million, or 2.02% higher than the net interest income in the rates unchanged scenario, and $2.7 million, or 3.81%, higher than the net interest income in the rates unchanged scenario at the March 31, 2006 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 15.0%. At March 31, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $757,000, or 1.05%, lower than the net interest income in the rates unchanged scenario, and $1.5 million, or 2.02%, lower than the net interest income in the rate unchanged scenario at the March 31, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2006:

	Change in Future Net Interest Income
	At March 31, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over one year	$(1,454)	-2.02%
+100 basis points over one year	(757)	-1.05
- 100 basis points over one year	1,452	2.02
- 200 basis points over one year	2,738	3.81

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at March 31, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of March 31, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$14,121	$791	$—	$—	$—	$—	$14,912
Investment securities and FHLB/ Federal Reserve Bank stock	—	92,901	63,355	270,898	250,899	—	678,053
Loans	—	851,416	95,915	319,962	337,699	—	1,604,992
Fixed and other assets	—	—	—	—	—	69,880	69,880
Total assets	$14,121	$945,108	$159,270	$590,860	$588,598	$69,880	$2,367,837

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	133,153	557	—	278,492	—	412,202
Certificates of deposit	—	807,160	186,413	176,460	140,382	—	1,310,415
Borrowed funds		375,439	3,726	18,112	57,382	—	429,659
Other liabilities	—	—	—	—	—	20,215	20,215
Total swaps	—	20,000	—	—	(14,000)	—	31,000
Stockholders’ equity	—	10,763	—	—	—	153,583	164,346
Total liabilities and stockholders’ equity	$—	$1,346,515	$190,696	$194,572	$462,256	$173,798	$2,367,837
Period gap	$14,121	(401,407)	(31,426)	$396,288	126,342
Cumulative gap	$14,121	(387,286)	(418,712)	$(22,424)	$103,918
Period gap to total assets	0.60%	-16.95%	-1.33%	16.74%	5.34%
Cumulative gap to total assets	0.60%	-16.36%	-17.68%	-0.95%	4.39%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	71.24%	72.76%	98.71%	104.74%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,200	$—	$—	$546
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,035	2,762	1,617	9,631
Total	$10,235	$2,762	$1,617	$56,570

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of March 31, 2006 and December 31, 2005, we had commitments to extend credit of $284.3 million and $265.3 million, respectively. These commitments included standby letters of credit of $6.4 and $7.0 million, for March 31, 2006 and December 31, 2005, respectively, and commercial letters of credit of $2.4 million and $1.3 for the same periods. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2005 and March 31, 2006, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

In April 2006 the Financial Accounting Standards Board (FASB) has published Final FASB Staff Position (FSP) No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), to stipulate that when applying FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, to an entity, an analysis of the entity's design should determine the variability to be considered. The requirements in this FSP distinguish between contracts or arrangements that create variability in an entity and those that are exposed to or reduce that variability. Specifically, a reporting enterprise should determine the entity's variability by analyzing the nature of the risks in the entity, determining the purposes for which the entity was created, and determining the variability created by the risks in the entity, which the entity is designed to create and pass along to its interest holders. Once the variability to be considered is determined, the reporting enterprise can measure the amount of variability, as well as determine which interests are designed to absorb that variability. FSP No. FIN 46(R)-6 applies prospectively to all entities with which an enterprise first becomes involved, and to all entities previously required to be analyzed under FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006.

The Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets was issued on March 2006. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Under this Statement, an entity can elect subsequent amortization method or fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 allows the recognition for servicing rights with an accounting method similar to fair-value hedge accounting, but without the effort and system cost needed to identify effective hedging instruments and document hedging relationships. This Statement becomes effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company believes that the impact would not be material to our financial statements.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities by the elimination of the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also allows electing fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Recent Developments

On May 8, 2006, Moody’s Investor Services downgraded to Ba1, or “Non-Investment Grade” status, approximately $6.1 billion of Commonwealth of Puerto Rico obligations, to reflect the Island’s “strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government multi-year trend of financial deterioration.” Moreover, Moody’s expressed that it kept Puerto Rico’s general obligation bond’s rating on “Watchlist for possible further downgrade” if the crisis is not resolved. “Even assuming the enactment of significant measures along the lines being discussed, Moody's believes that budget deficits and fiscal imbalance could continue in the coming years.” As of March 31, 2006, our investment in Commonwealth of Puerto Rico obligations was approximately $7.9 million, of which approximately $400,000 had been downgraded by Moody’s Investor Services to “Non-Investment Grade” status as of May 8, 2006. Also, within the $7.9 million investment mentioned above, we have approximately $1.5 million in Commonwealth of Puerto Rico obligations that are rated by Standard & Poor’s. These obligations have a rating similar to the investments that Moody’s Investor Services downgraded to “Non-Investment Grade” on May 8, 2006. As of May 9, 2006, Standard & Poor’s has not downgraded such investments. We do not believe that this situation will have a material impact on our investment portfolio.

As part of the government’s efforts to end the stand off between the legislature and the governor of Puerto Rico, several legislature bills have been proposed to impose additional taxes that could result in an increase of our effective tax rate. The final impact of these proposals will depend on the final bill, if approved, and the regulations issued thereafter.

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). We previously reported that as of December 31, 2005, we had identified a material weakness in our internal control over financial reporting related to determining the allowance for loan and lease losses. While we have made progress in remediating the deficiencies in our internal control over financial reporting related to determining the allowance for loan and lease losses, there has been an insufficient period of time to determine whether the implemented processes are operating effectively. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control Over Financial Reporting. We have implemented the following changes to strengthen our internal control over financial reporting.

•
A detailed quarterly review and monitoring of loan and lease loss ratios is documented in order to detect any trend which may require adjustment of loss percentages allocated in the general allowance for loan and lease portfolios.

•	New reports are produced in order to compare portfolio balances with prior month to identify key variances. Analysis procedures are formalized and documented to ensure the accuracy of these reports.

•
A memorandum is prepared by the Loan Review Officer and submitted to management on a monthly basis to document the unallocated portion of the allowance for loan and lease losses following the guidelines set forth in Staff Accounting Bulletin No. 102.

We believe that these actions strengthen our internal control over financial reporting and address the previously identified material weakness in our internal control over financial reporting related to determining the allowance for loan and lease losses. By their nature, these actions require a period of time to become fully effective.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A. Risk Factors

The recent economic and government budget crisis in Puerto Rico could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Since May 1, 2006, Puerto Rico has experienced a partial government shutdown caused by the inability of the legislature and governor to agree on a budget since 2004 which has resulted in an estimated $740 million budget shortfall. This government shutdown has forced the closure of approximately 43 public agencies, including Puerto Rico’s public schools, leaving an estimated 90,000 government employees out of work. In response to this economic crisis, several bills have been proposed by the Puerto Rico legislature to impose additional taxes that could result in an increase of our effective tax rate. The final impact of these proposals will depend on the final bill, if approved, and the regulations issued thereafter.

An economic downturn, such as this, could contribute to the deterioration of the quality of our loan and corporate bond portfolios. During an economic downturn, affected borrowers may be less likely to repay interest and principal on their loans or bonds as scheduled. Moreover, the value of real estate or other collateral that secures the loans and bonds could be adversely affected by an economic downturn. This would cause the number of foreclosures to increase and, therefore, decrease our ability to recover losses on such properties and assets.

On May 8, 2006, Moody’s Investor Services downgraded to Ba1, or “Non-Investment Grade” status, approximately $6.1 billion of Commonwealth of Puerto Rico obligations, to reflect the Island’s current financial condition, and indicated that it is keeping Puerto Rico’s general obligation bond’s rating on “Watchlist for possible further downgrade” if the crisis is not resolved. As of March 31, 2006, our investment in Commonwealth of Puerto Rico obligations was approximately $7.9 million, of which approximately $400,000 had been downgraded by Moody’s Investor Services to “Non-Investment Grade” status as of May 8, 2006. Also, within the $7.9 million investment mentioned above, we have approximately $1.5 million in Commonwealth of Puerto Rico obligations that are rated by Standard & Poor’s. These obligations have a rating similar to the investments that Moody’s Investor Services downgraded to “Non-Investment Grade” on May 8, 2006. As of May 9, 2006, Standard & Poor’s has not downgraded such investments. While we do not believe that this situation will have a material impact on our investment portfolio, this economic crisis could, in the aggregate, result in losses that materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, results of operations, cash flows and/or future prospects. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	First Amendment to 2005 Stock Option Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: May 10, 2006	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer