Form 10-Q
period 2006-06-30
EUROBANCSHARES INC
filed 2006-08-09
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 9, 2006, was 19,116,821 shares.

EUROBANCSHARES, INC.

INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

June 30, 2006 and December 31, 2005
	June 30,	December 31,
Assets	2006	2005
Cash and due from banks	$20,595,470	$20,993,485
Interest bearing deposits	274,740	20,773,171
Securities purchased under agreements to resell	34,954,746	54,132,673
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	474,376,037	399,365,589
Other securities available for sale	146,208,002	227,714,687
Investment securities held to maturity:
Pledged securities with creditors’ right to repledge	40,396,083	41,718,249
Other securities held to maturity	—	752,535
Other investments	11,240,200	10,652,000
Loans held for sale	1,294,600	936,281
Loans, net of allowance for loan and lease losses of $18,682,350 in 2006
and $18,188,130 in 2005	1,651,214,072	1,558,071,526
Accrued interest receivable	16,262,334	14,979,784
Customers’ liability on acceptances	1,624,230	501,195
Premises and equipment, net	14,073,824	11,167,981
Other assets	31,794,050	29,523,653
Total assets	$2,444,308,388	$2,391,282,809
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$141,875,428	$146,637,966
Interest bearing	1,600,983,996	1,587,490,180
Total deposits	1,742,859,424	1,734,128,146
Securities sold under agreements to repurchase	460,188,857	419,859,750
Acceptances outstanding	1,624,230	501,195
Advances from Federal Home Loan Bank	8,733,303	8,758,626
Notes payable to Statutory Trusts	46,393,000	46,393,000
Other borrowings	—	700,175
Accrued interest payable	13,901,172	9,263,493
Accrued expenses and other liabilities	10,644,213	6,711,389
	2,284,344,199	2,226,315,774
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2006 and 2005	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares;
issued 19,770,536 and 19,564,086 shares, and outstanding 19,116,821
and 19,398,848 shares, in 2006 and 2005, respectively	197,705	195,641
Capital paid in excess of par value	106,483,905	105,508,402
Retained earnings:
Reserve fund	7,281,161	6,528,519
Undivided profits	59,781,953	54,348,750
Treasury stock, 653,715 shares at cost in 2006
and 165,238 shares at cost in 2005	(7,410,711)	(1,946,052)
Accumulated other comprehensive loss	(17,133,249)	(10,431,650)
Total stockholders’ equity	159,964,189	164,967,035
Total liabilities and stockholders’ equity	$2,444,308,388	$2,391,282,809

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

For the three and six-month periods ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$31,841,588	$26,316,099	$61,921,781	$51,087,901
Investment securities:
Available for sale	7,098,013	4,848,110	13,867,006	9,182,991
Held to maturity	451,580	470,368	906,323	943,328
Interest bearing deposits, securities purchased
under agreements to resell, and other	423,355	254,883	902,400	472,072
Total interest income	39,814,536	31,889,460	77,597,510	61,686,292
Interest expense:
Deposits	16,311,119	10,242,434	31,282,519	20,010,457
Securities sold under agreements to repurchase,
notes payable, and other	6,439,718	4,442,462	11,867,096	8,159,501
Total interest expense	22,750,837	14,684,896	43,149,615	28,169,958
Net interest income	17,063,699	17,204,564	34,447,895	33,516,334
Provision for loan and lease losses	3,390,000	2,075,000	6,780,000	3,325,000
Net interest income after provision for loan
and lease losses	13,673,699	15,129,564	27,667,895	30,191,334
Noninterest income:
Service charges – fees and other	2,011,717	2,403,451	4,072,085	4,377,063
Net gain (loss) on non-hedging derivatives	—	131,637	—	(943,782)
Net loss on sale of securities	—	—	—	(230,017)
Net gain (loss) on sale of repossessed assets and on disposition
of other assets	453,093	(65,791)	711,747	(259,048)
Gain on sale of loans	82,012	96,850	129,039	522,732
Total noninterest income	2,546,822	2,566,147	4,912,871	3,466,948
Noninterest expense:
Salaries and employee benefits	4,527,928	3,549,413	9,476,252	7,333,171
Occupancy	2,272,015	1,996,565	4,499,888	4,047,855
Professional services	999,190	1,216,357	2,188,020	1,862,275
Insurance	179,311	257,592	501,078	551,613
Promotional	274,698	229,707	517,055	362,559
Other	2,272,709	2,024,408	4,402,131	3,981,113
Total noninterest expense	10,525,851	9,274,042	21,584,424	18,138,586
Income before income taxes	5,694,670	8,421,669	10,996,342	15,519,696
Provision for income taxes	2,405,669	3,127,004	4,441,155	5,459,815
Net income	$3,289,001	$5,294,665	$6,555,187	$10,059,881

Basic earnings per share	$0.16	$0.26	$0.32	$0.50

Diluted earnings per share	$0.16	$0.25	$0.31	$0.48

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the six-months ended June 30, 2006 and 2005

	2006	2005
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value – preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	195,641	195,641
Exercise of stock options	2,064	—
Balance at end of period	197,705	195,641
Capital paid in excess of par value – common stock:
Balance at beginning of period	105,508,402	105,408,402
Issuance of common stock	833,310	—
Compensation expense – stock options	142,193	—
Reversal of initial public offering expenses	—	100,000
Balance at end of period	106,483,905	105,508,402
Reserve fund:
Balance at beginning of period	6,528,519	4,721,756
Transfer from undivided profits	752,642	1,078,738
Balance at end of period	7,281,161	5,800,494
Undivided profits:
Balance at beginning of period	54,348,750	40,369,955
Net income	6,555,187	10,059,881
Preferred stock dividends	(369,342)	(369,342)
Transfer to reserve fund	(752,642)	(1,078,738)
Balance at end of period	59,781,953	48,981,756
Treasury stock
Balance at beginning of period	(1,946,052)	—
Purchase of common stock	(5,464,659)	—
Balance at end of period	(7,410,711)	—
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(10,431,650)	(3,157,491)
Unrealized net loss on investment securities available for sale	(6,701,599)	431,485
Balance at end of period	(17,133,249)	(2,726,006)
Total stockholders’ equity	$159,964,189	$168,523,712

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

For the three and six months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$3,289,001	$5,294,665	$6,555,187	$10,059,881
Other comprehensive (loss) income, net of tax:
Unrealized net (loss) income on investment securities available for sale	(4,964,521)	3,840,205	(6,701,599)	431,485
Comprehensive (loss) income	$(1,675,520)	$9,134,870	$(146,412)	$10,491,366

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the six months period ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$6,555,187	$10,059,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,051,909	2,450,134
Provision for loan and lease losses	6,780,000	3,325,000
Stock-based employee compensation	142,193	—
Deferred tax (benefit) provision	(65,974)	4,500,799
Net loss non-hedging derivatives	—	943,782
Net loss on sale of securities	—	230,017
Net gain on sale of loans	(129,039)	(522,732)
Net (gain) loss on sale of other real estate, repossessed assets and on disposition of other assets	(711,747)	259,048
Net amortization of premiums and accretion of discount on investment securities	586,593	2,867,374
Increase (decrease) in deferred loan origination costs, net	1,018,653	(669,757)
Origination of loans held for sale	(4,764,548)	(11,980,324)
Proceeds from sale of loans held for sale	4,893,587	12,137,871
Increase in accrued interest receivable	(1,282,550)	(1,663,991)
Net decrease (increase) in other assets	4,589,423	(11,395,681)
Increase (decrease) in accrued interest payable, accrued expenses, and other liabilities	8,550,618	(206,649)
Net cash provided by operating activities	28,214,305	10,334,772
Cash flows from investing actitivies:
Net decrease in securities purchased under agreements to resell	19,177,927	25,439,427
Net decrease in interest-bearing deposits	20,498,431	479,818
Proceeds from sale of investment securities available for sale	—	39,988,612
Purchases of investment securities available for sale	(70,772,326)	(145,762,443)
Proceeds from principal payments and maturities of investment securities available for sale	70,060,835	57,482,641
Purchases of investments securities held to maturity	—	(2,435,300)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	1,993,779	3,869,168
Purchases of other investments	(1,175,400)	—
Proceeds from principal payments, maturities, and calls of other investments	585,700	—
Net increase in loans	(108,691,820)	(157,948,301)
Proceeds from sale of loans	—	14,887,833
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	355,111	89,823
Capital expenditures	(3,980,092)	(1,174,363)
Net cash used in investing activities	(71,947,855)	(165,083,085)
Cash flows from financing activities:
Net increase in deposits	8,731,278	92,001,667
Increase in securities sold under agreements to repurchase and other borrowings	39,628,932	70,475,444
Repayment of Federal Home Loan Bank Advances	(25,323)	(20,237)
Dividends paid to preferred stockholders	(370,067)	(384,728)
Purchase of common stock	(5,464,659)	—
Net proceeds from exercise of stock options	835,374	—
Net cash provided by financing activities	43,335,535	162,072,146
Net (decrease) increase in cash and cash equivalents	(398,015)	7,323,833
Cash and cash equivalents beginning balance	20,993,485	18,597,116
Cash and cash equivalents ending balance	$20,595,470	$25,920,949

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$38,511,936	28,813,723
Income taxes	999,820	857,406

Noncash transactions:
Other real estate and repossessed assets acquired through foreclosure of loans	23,073,422	14,748,247
Finance of other real estate and repossessed assets acquired through foreclosure of loans	15,681,121	9,240,072
Change in fair value of available-for-sale securities, net of taxes	6,701,599	143,915

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005. The results of operations for the six months period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 presentation, including reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits in the amount of $2.0 million for the quarter and $4.0 million for the six-months period ended June 30, 2005, related to revised classification of certain loan origination costs.

2.	Recent Accounting Pronouncements

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued on June 2006. This Interpretation provides the guides for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This Interpretation correct the deficiency of FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that the impact would not be material to the financial statements.

In April 2006 the Financial Accounting Standards Board (FASB) has published Final FASB Staff Position (FSP) No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), to stipulate that when applying FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, to an entity, an analysis of the entity's design should determine the variability to be considered. The requirements in this FSP distinguish between contracts or arrangements that create variability in an entity and those that are exposed to or reduce that variability. Specifically, a reporting enterprise should determine the

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

entity's variability by analyzing the nature of the risks in the entity, determining the purposes for which the entity was created, and determining the variability created by the risks in the entity, which the entity is designed to create and pass along to its interest holders. Once the variability to be considered is determined, the reporting enterprise can measure the amount of variability, as well as determine which interests are designed to absorb that variability. FSP No. FIN 46(R)-6 applies prospectively to all entities with which an enterprise first becomes involved, and to all entities previously required to be analyzed under FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006. The Company believes that the impact would not be material to the financial statements.

The Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets was issued on March 2006. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Under this Statement, an entity can elect subsequent amortization method or fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 allows the recognition for servicing rights with an accounting method similar to fair-value hedge accounting, but without the effort and system cost needed to identify effective hedging instruments and document hedging relationships. This Statement becomes effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company believes that the impact would not be material to the financial statements.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities by the elimination of the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also allows electing fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the impact would not be material to the financial statements.

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

The computation of earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income before preferred stock dividends	$3,289,001	$5,294,665	$6,555,187	$10,059,881
Preferred stock dividend	(185,691)	(185,691)	(369,342)	(369,342)
Income available to common shareholders	$3,103,310	$5,108,974	$6,185,845	$9,690,539
Weighted average number of common shares
outstanding applicable to basic EPS	19,215,736	19,564,086	19,314,945	19,564,086
Effect of dilutive securities	450,952	726,355	530,809	764,621
Adjusted weighted average number of common
shares outstanding applicable to diluted earnings
per share	19,666,688	20,290,441	19,845,754	20,328,707
Net income per share:
Basic	$0.16	$0.26	$0.32	$0.50
Diluted	$0.16	$0.25	$0.31	$0.48

Options to purchase 98,700 shares of common stock at $14.17 per share and 124,000 shares of common stock at $21.00 were outstanding during 2006, but were not included in the computation of diluted earning per share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire on February 29, 2016 and February 27, 2010, respectively, were still outstanding at the end of the second quarter of 2006.

During the second quarter of 2005 options to purchase 125,000 shares of common stock at $21.00 were outstanding but were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on February 27, 2010, were still outstanding at the end of the second quarter of 2005.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of June 30, 2006 and December 31, 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$1,560,000	$—	$(1,474)	$1,558,526
One through five years	4,176,750	—	(124,285)	4,052,465
Five through ten years	5,200,972	1,472	(46,688)	5,155,756
Federal Farm Credit Bonds
One through five years	50,306,730	—	(1,373,366)	48,933,364
Federal Home Loan Bank notes:
Less than one year	39,881,262	—	(756,922)	39,124,340
One through five years	122,058,103	—	(3,969,761)	118,088,342
Five to ten years	8,409,245	204,756	—	8,614,001
Federal National Mortgage
Association notes:
One through five years	22,469,302	—	(190,875)	22,278,427
Mortgage-backed securities	383,652,783	64,894	(10,938,859)	372,778,818
Total	$637,715,147	$271,122	$(17,402,230)	$620,584,039

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,115,000	$—	$(15,238)	$3,099,762
One through five years	3,131,244	2,786	(63,239)	3,070,791
Five to ten years	631,112	5,912	(340)	636,684
More than ten years	1,025,000	5,742	(16,957)	1,013,785
Federal Farm Credit Bonds:
One through five years	50,299,967	—	(614,219)	49,685,748
Federal Home Loan Bank notes:
Less than one year	22,141,963	—	(247,259)	21,894,704
One through five years	147,974,882	—	(2,866,421)	145,108,461
Federal National Mortgage
Association notes:
Less than one year	4,999,830	—	(3,590)	4,996,240
One through five years	2,474,558	—	(60,980)	2,413,578
Federal Home Loan Mortgage
Corporation notes:
Less than one year	3,001,070	—	(18,344)	2,982,726
Mortgage-backed securities	398,713,782	391,108	(6,927,093)	392,177,797
Total	$637,508,408	$405,548	$(10,833,680)	$627,080,276

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the six months period ended June 30, 2006 there were no sales of investments securities available for sale. During the year ended December 31, 2005 proceeds from the sale of investment securities available for sale were approximately $84,976,000, resulting in net losses of approximately $301,000.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(4,018,114)	$149,824,929	$(2,272,810)	$78,599,543	$(6,290,924)	$228,424,472
State and municipal obligations	(66,198)	6,169,956	(106,249)	4,394,348	(172,447)	10,564,304
Mortgage-backed securities	(4,226,473)	185,572,756	(6,712,386)	183,285,481	(10,938,859)	368,858,237
	$(8,310,785)	$341,567,641	$(9,091,445)	$266,279,372	$(17,402,230)	$607,847,013

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of June 30, 2006 and December 31, 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Federal Home Loan Bank Notes	$3,447,356	$—	$(158,095)	$3,289,261
Mortgage-backed securities	36,948,727	—	(1,614,755)	35,333,972
Total	$40,396,083	$—	$(1,772,850)	$38,623,233

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,762,677	$—	$(99,441)	$3,663,236
Mortgage-backed securities	38,708,107	—	(959,804)	37,748,303
Total	$42,470,784	$—	$(1,059,245)	$41,411,539

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

At June 30, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the six-month period ended June 30, 2006 and during the year ended December 31, 2005.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(158,095)	$3,289,261	$(158,095)	$3,289,261
Mortgage-backed securities	—	—	(1,614,755)	35,333,972	(1,614,755)	35,333,972
	$—	$—	$(1,772,850)	$38,623,233	$(1,772,850)	$38,623,233

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at June 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
FHLB stock, at cost	$9,859,200	$9,269,500
Investment in statutory trusts	1,381,000	1,382,500
Other investments	$11,240,200	$10,652,000

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at June 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Commercial and industrial secured by real estate	$683,607,624	$612,375,600
Other commercial and industrial	283,194,303	272,005,403
Construction secured by real estate	90,306,223	82,468,171
Other construction	1,210,438	200,000
Mortgage	60,701,770	44,841,330
Consumer secured by real estate	930,689	905,774
Other consumer	62,719,156	63,979,725
Lease financing contracts	474,084,592	487,863,247
Overdrafts	8,023,399	5,336,117
	1,664,778,194	1,569,975,367
Deferred loan costs, net	6,422,871	7,441,525
Unearned finance charges	(1,304,643)	(1,157,236)
Allowance for loan and lease losses	(18,682,350)	(18,188,130)
Loans, net	$1,651,214,072	$1,558,071,526

The following is a summary of information pertaining to impaired loans at June 30, 2006 and December 31, 2005:

	2006	2005
Impaired loans with related allowance	$12,137,000	$7,071,000
Impaired loans that did not require allowance	13,168,000	12,493,000
Total impaired loans	$25,305,000	$19,564,000
Allowance for impaired loans	$1,075,000	$590,000

No additional funds are committed to be advanced in connection with impaired loans.

Loans that the accrual of interest has been discontinued amounted to $31,901,600 at June 30, 2006 and $27,702,796 at December 31, 2005, which contains individually classified impaired loans that are included on the table above. If these loans had been accruing interest, the additional interest income realized would have been approximately $1,832,000 and $1,291,000 for the six months period ended June 30, 2006, and 2005, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,328,000 as of June 30, 2006, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of June 30, 2006, industrial loans with a principal outstanding balance of approximately $1,518,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the six-month periods ended June 30:
	2006	2005
Balance, beginning of period	$18,188,130	$19,038,836
Provision for loan and lease losses	6,780,000	3,325,000
Loans and leases charged-off	(7,804,706)	(7,585,728)
Recoveries	1,518,926	1,265,320
Balance, end of period	$18,682,350	$16,043,428

8.	Other Assets

Other assets at June 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Deferred tax assets, net	$5,138,471	$5,070,074
Merchant credit card items in process of collection	1,645,672	2,716,699
Auto insurance claims receivable on repossessed vehicles	1,690,127	1,074,175
Accounts receivable	1,672,614	1,361,958
Other real estate, net of valuation allowance of $12,297 in
June 30, 2006 and December 31, 2005	2,666,267	1,542,369
Other repossessed assets, net of valuation allowance of
$1,136,386 and $1,216,087 at June 30, 2006 and
December 31, 2005, respectively	10,431,470	7,974,665
Servicing assets, net of valuation allowance of $1,020,781 in
June 30, 2006 and December 31, 2005	1,395,246	2,414,348
Prepaid expenses, deposits and other assets	7,154,183	7,369,365
	$31,794,050	$29,523,653

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the six-month periods ended June 30:

	2006	2005
Balance, beginning of period	$1,216,087	$1,493,305
Provision for losses	305,700	299,000
Net charge-offs	(385,401)	(520,928)
Balance, end of period	$1,136,386	$1,271,377

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Deposits

Total deposits as of June 30, 2006 and December 31, 2005 consisted of the following:

	2006	2005

Non interest bearing deposits	$141,875,428	$146,637,966

Interest bearing deposits:
NOW & Money Market	74,509,159	70,961,689
Savings	179,389,321	223,664,685
Brokered Deposits	1,029,726,454	967,206,187
Regular CD's & IRAS	110,769,776	121,950,012
Jumbo CD's	206,589,286	203,707,607
	1,600,983,996	1,587,490,180
Total Deposits	$1,742,859,424	$1,734,128,146

10.	Advances from Federal Home Loan Bank

At June 30, 2006, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2006
2006	5.45%	$7,000,000
2007	5.20%	1,200,000
2014	4.38%	533,303
		$8,733,303

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the six months period ended June 30, 2006 and 2005 amounted to approximately $741,000 and $250,000, respectively. These notes are secured by approximately $18,255,000 in securities and $477,000 in mortgage loans as of June 30, 2006.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2006, the Company had the following derivative financial instruments outstanding:

	Notional
	amount	Fair value	Net gain (loss)
Libor-Rate interest rate swaps	$30,800,000	$(2,178,971)	$179	(1)

At June 30, 2006, the Bank had interest rate swap agreements, designated as fair value hedge, which converted $29.2 million of fixed rate time deposit to variable rate time deposits of which $10.5 million will mature between 2010 and 2013 and $18.7 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps.

12.	Notes Payable to Statutory Trusts

On December 18, 2001, Eurobank Statutory Trust I (Trust) issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security, with option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust are fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, are the same as the terms of the capital securities issued by the Trust. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031.

On December 19, 2002, Eurobank Statutory Trust II (Trust II) issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security, with option to redeem in five years. Distributions payable on each capital security will be payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

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

Interest expense on notes payable to statutory trusts amounted to approximately $1,917,000 and $1,467,000 for the six months periods ended June 30, 2006 and 2005, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust-preferred securities in the tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15% limit. But they may include qualifying mandatory convertible preferred securities up to the generally applicable 25% limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company believes that impact would not be material to the financial statements.

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

During the six month period ended June 30, 2006 the Company sold to a third parties approximately $4.9 millions of mortgage loans. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale. No sales of receivables were performed on any other portfolio during 2006; accordingly, no new servicing assets were recorded. In the first and third quarter of the year 2005, the Company sold to a third party lease financing contracts with carrying values of approximately $14.9 million and $15.0 million, respectively. In these sales, the Company retained servicing responsibilities and servicing assets of $626,285 and $672,565 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $365,000 and $348,000, respectively. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date for the first quarter sale and of all leases sold as of the cut-off date for the third quarter sale. As of June 30, 2006 and December 31, 2005, total amount accrued on books related to recourse liability amounted to approximately $438,000 and $547,000, respectively.

15.	Stock Transactions

As of June 30, 2006 the Company had purchased 652,027 shares under the stock repurchase program approved by the board of directors on October 2005, and on November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower. There were no additional purchases of shares as of August 9, 2006. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company issued 206,450 of common stock shares during the six months period ended June 30, 2006, through stock options exercised as follows:

Number of shares	Exercise price	Grant date	Exercise date

150,000	$3.33	February 28, 2001	February 27, 2006
16,450	4.50	February 26, 2002	June 30, 2006
20,000	5.00	March 15, 2003	June 30, 2006
20,000	8.13	February 23, 2004	June 30, 2006
206,450

During 2005, the Company had repurchased a total of 163,550 shares under the approved program, and on November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

16.	Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of June 30, 2006 include options granted under the 2002 and 2005 Stock Option Plan and a stock option plan held by the Bank until the reorganization.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of stock options under the Plans and changes during the six months periods ended June 30, 2006 and 2005 are as follows:

	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	1,216,312	$6.84	1,091,312	$5.22
Granted	98,700	14.17	125,000	21.00
Exercised	(206,450)	4.05	—	—
Forfeited	(4,000)	11.35	—	—
Options outstanding	1,104,562	$8.00	1,216,312	$6.84

The weighted-average grant date fair value of share options granted during the six months period ended June 30, 2006 and 2005 was $5.65 and $7.23, respectively. Cash received from share option exercised during the six month period ended June 30, 2006 amounted to $835,375, none in 2005. There were forfeitures of 4,000 of the outstanding options with a weighted average price of $11.35 per option during the six month period ended June 30, 2006 related to the termination of employees. There were no forfeitures of outstanding options during the six month period ended June 30, 2005.

The following is a summary of outstanding and exercisable options under the Plans at June 30, 2006:

Range of exercise price per share	Outstanding options	Weighted-average exercise price of outstanding options	Weighted-average remaining term (years) of outstanding options	Exercisable options	Weighted-average exercise price of exercisable options	Weighted-average remaining term (years) of exercisable options
$4.50-$8.13	881,862	5.49	1.60	881,862	5.49	1.60
$14.17-$21.00	222,700	17.97	6.33	140,000	20.22	4.35
$4.50-$21.00	1,104,562	8.00	2.55	1,021,862	7.50	1.98

As of June 30, 2006, the Company had 82,700 non-vested options with a weighted average grant date fair value of $5.65. There were no non-vested outstanding options at June 30, 2005.

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

As of June 30, 2006, the Company recorded a compensation expense of $142,193 for the vested portion of the options granted on March 1, 2006. The options granted during 2005 approximated the fair value of the Company’s common stock at the date of issuance; accordingly no compensation expense has been recorded. At June 30, 2006 there was approximately $416,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.67 years.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During 2006 the Company adopted the provisions of SFAS 123R. Previously it followed the intrinsic value method. The following table illustrates the effects of this change for the period ended June 30, 2006:

	As reported (SFAS 123R)	Previous method (intrinsic value)
Income before taxes	$10,996,342	$11,138,535
Net income	6,555,187	6,697,380
Earnings per share, basic	0.32	0.33
Earnings per share, diluted	0.31	0.32
Cash flows from operating activities	28,214,305	28,214,305
Cash flows from financing activities	(71,947,855)	(71,947,855)

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation for the six month period ended June 30, 2005:

2005
Net income, as reported	$10,059,881
Deduct total stock-based employee compensation
expense, determined under fair value
based method for all awards	904,368
Pro forma net income	$9,155,513
Earnings per share:
Basic – as reported	$0.50
Basic – pro forma	0.45
Diluted – as reported	0.48
Diluted – pro forma	0.43

17.	Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. If capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, the Company could be restricted in using brokered deposits as a short-term funding source. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of June 30, 2006 and December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2006 are also presented in the table.

At June 30, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2006
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$149,384	8.00%	$240,921	12.90%	N/A
Eurobank	150,096	8.00%	197,195	10.51%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	74,692	4.00%	221,958	11.89%	N/A
Eurobank	75,048	4.00%	158,232	8.43%	>6.00%
Tier I Capital (to average assets):
Consolidated	97,161	4.00%	221,958	9.14%	N/A
Eurobank	97,351	4.00%	158,232	6.50%	>5.00%

	2005
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$141,479	8.00%	$238,570	13.49%	N/A
Eurobank	141,836	8.00%	190,070	10.72%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	70,740	4.00%	220,157	12.45%	N/A
Eurobank	70,918	4.00%	151,657	8.55%	>6.00%
Tier I Capital (to average assets):
Consolidated	94,199	4.00%	220,157	9.35%	N/A
Eurobank	94,172	4.00%	151,657	6.44%	>5.00%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the six months ended June 30, 2006 and 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and May 10, 2006, respectively, including the following:

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

•	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends on common stock;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we could be negatively impacted by downturns in the Puerto Rican economy;

•	the long term effects of Puerto Rico’s two-weeks government shutdown in an effort to address the Island’s budgetary problems will take time to evaluate;

•	the proportion of core and non-core funding contrast sharply with that of the mainland and in recent days contributed to a sharp increase in funding costs; and

•
we rely heavily on short-term funding sources, such as brokered deposits, which access could be restricted if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines.

These factors and the risk factors referred in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and May 10, 2006, respectively, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros, Inc. As of June 30, 2006, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.7 billion, total deposits of $1.7 billion, and stockholders’ equity of $160.0 million. We currently operate through a network of 23 branch offices located throughout Puerto Rico.

Over the past three years, we have experienced significant balance sheet growth. Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, business transaction accounts and acquisitions. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at June 30, 2006

We believe the following were key indicators of our performance and results of operations through the second quarter of 2006:

•	our total assets increased to $2.444 billion, or by 4.43% on an annualized basis, at the end of the second quarter of 2006, from $2.391 billion at the end of 2005;

•	our total loans grew to $1.653 billion at the end of the second quarter of 2006, representing an increase of 12.00% on an annualized basis, from $1.559 million at the end of 2005;

•	our total deposits increased to $1.743 billion, or by 1.01% on an annualized basis, at the end of the second quarter of 2006, from $1.734 million at the end of 2005;

•	our total revenue grew to $42.4 million in the second quarter of 2006, representing an increase of 22.94%, from $34.5 million in the same period of 2005;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 3.01% and 2.51% for the second quarter of 2006, respectively, compared to 3.42% and 3.02%, respectively, for the same period in 2005;

•	our provision for loan and lease losses grew to $3.4 million in the second quarter of 2006, representing an increase of 63.37%, from $2.1 million in the same period of 2005;

•	our total noninterest expense grew to $10.5 million in the second quarter of 2006, representing an increase of 13.50%, from $9.3 million in the same period of 2005; and

•	our effective tax rate increased to 42.24% in the second quarter of 2006, from 37.13% in the same period of 2005.

These items, as well as other factors, contributed to the decrease in net income for the second quarter of 2006 to $3.3 million from $5.3 million for the same period in 2005, or $0.16 per common share as compared to $0.25 per common share for the same period in 2005, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. The allowance for loan and lease losses amounted to $18.7 million, $18.2 million and $16.0 million as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Losses charged to the allowance amounted to $7.8 million for the six months ended June 30, 2006 compared to $7.6 million for the same period in 2005. Recoveries were credited to the allowance in the amounts of $1.5 and $1.3 for those same periods, respectively.

We follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.

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

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends. Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional reserves. We also track the ratio of net charge-offs to total portfolio outstanding.

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

We generally classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $40.7 million, $36.3 million and $34.5 million as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

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

To estimate the fair value of servicing assets we use an independent third party to consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2005, were as follows: March 23, 2005: prepayment rate of 15.12%; weighted average live of 3.68 years; and a discount rate of 8.15%; September 29, 2005: prepayment rate of 17.16%; weighted average live of 3.51 years; and a discount rate of 8.83%; and September 30, 2005: prepayment rate of 17.16%; weighted average live of 3.46 years; and a discount rate of 9.43%. There was no sale of lease financing contracts during the six months of 2006. Impairment analyses were performed in June 2006 and December 2005 by an independent third party and it was determined that there was no impairment, respectively. Net servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $1.4 million, $2.4 million and $2.9 million as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, as necessary. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $2.7 million, $1.5 million, and $3.2 million as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Other repossessed assets amounted to $10.4 million, $8.0 million and $6.2 million as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation.

During the first quarter of 2006 we made certain refinements to our methodology for estimating fair value of vehicles upon repossession. We feel these improvements in our estimation procedures, together with revisions in the determination of the allowance for automobile lease losses previously discussed, will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale by the book value of repossessed assets sold. The total loss ratio on sale of repossessed vehicles was 22.8% and 21.1% for the second quarter and first six months of 2006, respectively, compared to 14.7% and 15.9% for those same periods in 2005. The increase in our total loss ratio on the sale of repossessed vehicles during the first six months of 2006 compared to the same period in 2005 was mainly due to the portfolio deterioration, primarily in the last quarter of 2005. However there was an improvement of this ratio when compared to 25.4% for the quarter ended December 31, 2005. The decrease in our total loss ratio on the sale of repossessed vehicles during the second quarter of 2006 compared to the fourth quarter of 2005 was mainly due to better collections and disposition efforts after the deterioration of the lease portfolio, primarily during the last quarter of 2005.

For the second quarter and first six months of 2006, the total gain on sale of repossessed equipment was $39,000 and $30,000, respectively, compared to a total loss of $6,000 and $133,000 for the same periods in 2005. The increase in the total gain on sale of repossessed equipment during the first six months of 2006 was due in part to the sale of approximately $177,000 in high profile construction equipment, which resulted in a gain of approximately $62,000.

We also monitor the ratio of total loss on the leasing business to the average balance of our leasing portfolio. This ratio is determined by dividing the sum of annualized net charge offs, declines in value, repairs and the gain or loss on sale during the period by the average balance of the leasing portfolio. The annualized total loss ratio on the leasing business was 1.95% and 1.93% for the second quarter and first six months of 2006, compared to 1.37% for each same period in 2005, respectively. The increase in our total loss on the leases business during the first six months of 2006 compared to the same period in 2005 was mainly due to the combined effect of a decrease in our lease portfolio to $474.1 million as of June 30, 2006, from $487.9 million at the end of fiscal 2005, and a deterioration of the portfolio, primarily in the last quarter of 2005. However, there was an improvement of this ratio when compared to 2.58% for the quarter ended December 31, 2005. The decrease in the ratio of total loss on the leasing business during the second quarter of 2006 compared to the last quarter of 2005 was due, in part, to the net effect of a decrease in our lease portfolio, but primarily to improved collections and disposition efforts after the deterioration of the lease portfolio, as mentioned above. We intend to take all necessary steps to react proactively to the evolving lending environment. In order to maintain the quality of our leasing portfolio, we have tightened our underwriting standards for our automobile leases and hired additional experienced underwriting personnel.

For the second quarter and first six months of 2006, the total loss on sale of repossessed boats was $50,000 and $360,000, compared to $121,000 and $433,000 for the same periods in 2005, respectively. The boat financing portfolio amounted to $38.6 million as of June 30, 2006. Although the volume of repossessed boats sold during the first six months of 2006 did not change when compared to the same period in 2005, total loss on sale of repossessed boats during the first six months of 2006 decreased when compared to the same period in 2005. This decrease was mainly due to the sale of two high profile boats, which resulted in lower losses for the six-month period ended June 30, 2006.

Results of Operations as of and for the Six months ended June 30, 2006 and 2005

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

Net interest income decreased by 0.81%, or $140,000, to $17.1 million and increased by 2.78%, or $931,000, to $34.4 million in the second quarter and first six months of 2006, respectively, from $17.2 million and $33.5 million in the same periods of 2005. The changes in the net interest income resulted from the combined effect of net increases in volumes and rates, but mainly to increased rates during the second quarter of 2006 and increased volumes during the first six months of 2006, as shown on the table on page 29.

Total interest income increased by 24.85% to $39.8 million for the second quarter of 2006, compared to $31.9 million for the same period in 2005. Total interest income for the six months ended June 30, 2006 increased by 25.79% to $77.6 million, compared to $61.7 million for the same period last year. These increases resulted primarily from increases in average interest-earning assets and also by higher yields resulting from increased interest rates during 2005 and first six months of 2006. Our average interest-earning assets increased by $251.1 million (12.06%) and by $252.6 million (12.30%) to $2.3 billion in the second quarter and first six months of 2006, respectively, compared to $2.1 billion for the same periods in prior year. Average net loans increased by $171.7 million (11.85%) and $176.7 million (12.42%) to $1.6 billion in the second quarter and first six months of 2006, respectively, compared to $1.4 billion for each same period in prior year. These increases resulted from organic growth. During the first six-month period ended June 30, 2006, we benefited from the higher average balances of loans and the higher interest rate environment.

Total interest expense increased by 54.93% to $22.8 million in the second quarter of 2006, compared to $14.7 million in the same period of 2005. Total interest expense for the six months ended June 30, 2006 was $43.1 million, compared to $28.2 million in the same period last year. These increases resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds mainly on brokered deposits, jumbo deposits, and other borrowings that we experienced during 2005 and the first six months of 2006. Average interest-bearing liabilities increased by 13.47% and 13.37% to $2.1 billion in the second quarter and first six months of 2006, respectively, compared to $1.9 billion and $1.8 billion in the same periods of 2005. These increases resulted from organic growth to fund the increase in our earning assets. The average interest rate we paid for interest-bearing liabilities for the second quarter and first six months of 2006 increased to 4.97% and 4.78%, respectively, from 3.54% and 3.42% for same periods in 2005.

Net interest margin and spread on a fully taxable equivalent basis decreased to 3.01% and 2.51% for the second quarter of 2006, respectively, compared to 3.42% and 3.02% for the same period in 2005. For the first six months of 2006, net interest margin and spread on a fully taxable equivalent basis decreased to 3.08% and 2.59%, respectively, compared to 3.39% and 3.01% for the same period in 2005. These declines in margin and spread are basically caused by the rising short-term interest rates and a flattening yield curve, which caused borrowing costs to increase at a faster rate than the yield on earning-assets, and to the fact that the increase in average deposits has been substantially in brokered deposits, a higher cost category.

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

	For the Quarter Ended June 30,
	2006			2005
			Average			Average
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield(1)	Balance	Interest(7)	Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,620,299	$31,842	7.95%	$1,448,647	$26,316	7.33%
Securities of U.S. government agencies(3)	618,125	6,923	6.43	565,291	4,867	4.79
Other investment securities(3)	43,829	518	6.70	32,380	357	5.86
Puerto Rico government obligations(3)	10,076	109	6.21	9,420	94	5.55
Securities purchased under agreements to resell and federal funds sold	36,642	365	5.61	21,007	166	3.45
Interest-earning deposits	4,741	58	4.89	5,825	89	6.11
Total interest-earning assets	$2,333,712	$39,815	7.48%	$2,082,570	$31,889	6.56%
Total noninterest-earning assets	80,887			78,781
TOTAL ASSETS	$2,414,599			$2,161,351

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$26,931	$152	2.28%	$55,532	$288	2.09%
NOW deposits	48,657	278	2.29	48,196	220	1.83
Savings deposits	193,297	1,136	2.35	267,253	1,532	2.29
Time certificates of deposit in denominations of $100,000 or more	1,205,739	13,672	4.92	790,373	6,951	3.69
Other time deposits	119,189	1,073	3.61	162,299	1,252	3.09
Other borrowings	506,820	6,440	6.81	527,639	4,442	4.38
Total interest-bearing liabilities	$2,100,633	$22,751	4.97%	$1,851,292	$14,685	3.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	126,922			128,532
Other liabilities	24,858			17,255
Total noninterest-bearing liabilities	151,780			145,787
STOCKHOLDERS’ EQUITY	162,186			164,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,414,599			$2,161,351
Net interest income(4)		$17,064			$17,204
Net interest spread(5)			2.51%			3.02%
Net interest margin(6)			3.01%			3.42%
__________
(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 43.5% and 39% tax rate for the quarters ended June 30, 2006 and 2005, respectively.

(2)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $636,000 and $79,000 for the quarters ended June 30, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended June 30, 2006 and 2005 was $31.9 million and $27.7 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $17.5 million and $17.8 million for the quarters ended June 30, 2006 and 2005, respectively.

(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(7)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million for the three-month period ended June 30, 2005 to conform with this quarter’s presentation.

For the Six Months Ended June 30,
2006			2005
		Average			Average Rate/
Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest(7)	Yield(1)
(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,598,973	$61,922	7.84%	$1,422,260	$51,088	7.24%
Securities of U.S. government agencies(3)	614,252	13,545	6.33	557,397	9,243	4.61
Other investment securities(3)	44,033	1,042	6.71	33,072	696	5.65
Puerto Rico government obligations(3)	8,954	187	5.99	9,458	188	5.53
Securities purchased under agreements to resell and federal funds sold	35,465	767	5.54	25,250	350	2.94
Interest-earning deposits	5,234	135	5.16	6,874	122	3.55
Total interest-earning assets	$2,306,911	$77,598	7.37%	$2,054,311	$61,687	6.43%
Total noninterest-earning assets	77,673			76,888
TOTAL ASSETS	$2,384,584			$2,131,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$28,879	$317	2.21%	$66,180	$697	2.13%
NOW deposits	45,169	484	2.15	48,795	443	1.82
Savings deposits	203,820	2,377	2.33	272,124	3,083	2.27
Time certificates of deposit in denominations of $100,000 or more	1,186,726	26,005	4.78	751,380	13,219	3.68
Other time deposits	120,985	2,100	3.48	170,730	2,568	3.01
Other borrowings	483,914	11,867	6.56	516,235	8,160	4.09
Total interest-bearing liabilities	$2,069,493	$43,150	4.78%	$1,825,444	$28,170	3.42%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	129,111			127,286
Other liabilities	21,886			16,424
Total noninterest-bearing liabilities	150,997			143,710
STOCKHOLDERS’ EQUITY	164,094			162,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,384,584			$2,131,199
Net interest income(4)		$34,448			$33,517
Net interest spread(5)			2.59%			3.01%
Net interest margin(6)			3.08%			3.39%
__________
(1)
Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 43.5% and 39% tax rate for the six months periods ended June 30, 2006 and 2005, respectively.

(2)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.2 million and $96,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended June 30, 2006 and 2005 was $31.9 million and $27.7 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $35.5 million and $34.9 million for the first six months of 2006 and 2005, respectively.

(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(7)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $4.0 million for the six-month period ended June 30, 2005 to conform with this quarter’s presentation.

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

	Three Months Ended June 30, 2006 Over 2005(2) Increases/(Decreases) Due to Change in			Six Months Ended June 30, 2006 Over 2005(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$3,118	$2,408	$5,526	$6,348	$4,486	$10,834
Securities of U.S. government agencies	455	1,601	2,056	943	3,359	4,302
Other investment securities	126	35	161	231	115	346
Puerto Rico government obligations	7	8	15	(10)	9	(1)
Securities purchased under agreements to resell and federal funds sold	124	75	199	142	275	417
Interest-earning time deposits	(17)	(14)	(31)	(29)	42	13

Total interest-earning assets	$3,813	$4,113	$7,926	$7,625	$8,286	$15,911

INTEREST PAID ON:
Money market deposits	$(148)	$12	$(136)	$(393)	$13	$(380)
NOW deposits	2	56	58	(33)	74	41
Savings deposits	(424)	28	(396)	(774)	68	(706)
Time certificates of deposit in denominations of $100,000 or more	3,653	3,068	6,721	7,659	5,127	12,786
Other time deposits	(333)	154	(179)	(748)	280	(468)
Other borrowings	(175)	2,173	1,998	(511)	4,218	3,707

Total interest-bearing liabilities	$2,575	$5,491	$8,066	$5,200	$9,780	$14,980

Net interest income	$1,238	($ 1,378)	($140)	$2,425	($ 1,494)	$931
__________
(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $636,000 and $1.2 million for the second quarter and first six months of 2006, respectively, compared to $79,000 and $96,000 for the same periods in 2005. Loans includes nonaccrual loans, which balance as of the periods ended June 30, 2006 and 2005 was $31.9 million and $27.7 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million and $4.0 for the second quarter and first six-month period ended June 30, 2005 to conform with this quarter’s presentation.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

In the second quarter and first six months of 2006, our provision for loan and lease losses increased to $3.4 million and $6.8, respectively, from $2.1 million and $3.3 million for the same periods in 2005. The increase in the provision was a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering net-charge offs, delinquencies and related loss experience. During the second quarter of 2006, the net charge-offs decreased to $3.1 million, from $4.0 million in the same period of 2005. Net charge-offs during the first six months of 2006 remained at $6.3 million when compared to the same period in 2005. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

In addition, steady growth in our commercial lending portfolio has dictated continual increases in our provision for loan and lease losses. In the other lending categories, such as consumer lending, residential construction lending and mortgage lending, growth has not been robust. During the last quarter of 2005, we experienced deterioration of our leasing portfolio and accordingly, we have been monitoring related portfolio losses in connection with determining the allowance for possible loan and lease losses and related provision. We believe existing allowance levels are appropriate.

In order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine, if necessary, the additional provision for loan and lease losses. Individual credits that are less than satisfactory or delinquent are reviewed on an ongoing basis to determine whether additional provisions are necessary.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,012	79.0%	$2,403	93.7%
Gain on non-hedging derivatives, net	—	—	132	5.1
Gain on sale of loans and leases, net	82	3.2	97	3.8
Gain (loss) on sale of repossessed assets and on disposition of other assets, net	453	17.8	(66)	(2.6)

Total noninterest income	$2,547	100.0%	$2,566	100.0%

	Six Months Ended June 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$4,072	82.9%	$4,377	126.2%
Loss on non-hedging derivatives, net	—	—	(944)	(27.2)
Gain on sale of loans and leases, net	129	2.6	523	15.1
Loss on sale of securities, net	—	—	(230)	(6.6)
Gain (loss) on sale of repossessed assets and on disposition of other assets, net	712	14.5	(259)	(7.5)

Total noninterest income	$4,913	100.0%	$3,467	100.0%

Our total noninterest income for the second quarter and first six months of 2006 was $2.5 million and $4.9 million, respectively, from $2.6 million and $3.5 million for the same periods in 2005. Noninterest income represented approximately 0.21% and 0.16% of average assets as of June 30, 2006 and 2005, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees decreased to $2.0 million and $4.1 million in the second quarter and first six months of June 30, 2006, from $2.4 million and $4.4 million at the same periods in 2005. The decrease in service charges and other fees during the first six months of 2006 when compared to the same period in 2005 was primarily due to a decrease of approximately $160,000 in trust fees and approximately $151,000 in non-sufficient funds charges on deposits accounts.

Another component of noninterest income for the second quarter and first six months of 2005 is the net loss on non-hedging derivatives. Noninterest income reflects a gain of $132,000 and a loss of $944,000 in the second quarter and first six months of 2005, respectively, for net losses on non-hedging derivatives on which hedge accounting had been discontinued. In April 2005, we terminated all cash flow hedges and re-designated all remaining derivatives as fair-value hedges. The derivatives were assumed in connection with the acquisition of The Bank & Trust of Puerto Rico in May 2004.

For the second quarter and first six months of 2006, gain on sale of loans and leases was $82,000 and $129,000, respectively, compared to $97,000 and $523,000 for the same periods in 2005. This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts. During the second quarter and first six months of 2006, we sold $3.6 million and $4.9 million in mortgage loans to other financial institutions on a spot loan basis, respectively, compared to $6.9 million and $12.0 million for the same periods in 2005. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $129,000 and $82,000 for the second quarter and first six months of 2006, respectively, compared to $97,000 and $158,000 for those same periods in 2005. In June 2006, we became a Government National Mortgage Association’s issuer. In order to take advantage of this designation, we are increasing our volume of mortgage loans originations and have restructured the mortgage loans department to increase our sales in the secondary market. In the second quarter and first six months of 2006, our mortgage loan portfolio grew by $10.0 million, or 78.54% on an annualized basis, and by $15.9, or 70.74% on an annualized basis, respectively, from $50.7 million and $44.8 in the first quarter of 2006 and December 31, 2005, respectively.

In addition, in March 2005, we sold lease financing contracts carrying values of $14.9 million. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $365,000. These lease contracts were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance at repossession date of all leases sold. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005 and have included such estimate in the other liabilities section of our balance sheet as of June 30, 2006 and December 31, 2005. There was no sale of lease financing contracts during the first six months of 2006 and the second quarter of 2005.

During the first quarter of 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the first six months of 2006 and the second quarter of 2005.

During the second quarter and first six months of 2006, we experienced a net gain on sale of repossessed assets and on disposition of other assets of $453,000 and $712,000, respectively, compared to a net loss of $66,000 and $259,000 during each same period in 2005. This increase resulted, in part, from intensive sales efforts of older vehicles at better than previously anticipated selling prices, but mainly to the sale of a real estate property during the second quarter of 2006 resulting in a gain of approximately $360,000.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits(1)	$4,528	43.0%	$3,549	38.4%
Occupancy and equipment	2,272	21.6	1,997	21.5
Professional services, including directors’ fees	999	9.5	1,216	13.1
Office supplies	370	3.5	263	2.8
Other real estate owned and other repossessed assets expenses	540	5.1	298	3.2
Promotion and advertising	275	2.6	230	2.5
Lease expenses	118	1.1	213	2.3
Insurance	179	1.7	258	2.8
Municipal and other taxes	409	3.9	429	4.6
Commissions and service fees credit and debit cards	343	3.3	356	3.8
Other noninterest expense	493	4.7	465	5.0
Total noninterest expense	$10,526	100.0%	$9,274	100.0%
__________
(1)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $2.0 million for the three-month period ended June 30, 2005 to conform with this quarter’s presentation.

	Six Months Ended June 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits(1)	$9,476	44.0%	$7,333	40.4%
Occupancy and equipment	4,500	20.8	4,048	22.3
Professional services, including directors’ fees	2,188	10.1	1,862	10.3
Office supplies	693	3.2	601	3.3
Other real estate owned and other repossessed assets expenses	730	3.4	574	3.2
Promotion and advertising	517	2.4	363	2.0
Lease expenses	321	1.5	358	2.0
Insurance	501	2.3	552	3.0
Municipal and other taxes	817	3.8	857	4.7
Commissions and service fees credit and debit cards	679	3.1	709	3.9
Other noninterest expense	1,162	5.4	882	4.9
Total noninterest expense	$21,584	100.0%	$18,139	100.0%
__________
(1)
Reclassification decreasing loan interest income with corresponding equal decrease in salaries and employee benefits has been made in the amount of $4.0 million for the six-month period ended June 30, 2005 to conform with this quarter’s presentation.

Our total noninterest expense increased to $10.5 million and $21.6 million in the second quarter and first six months of 2006, respectively, compared to $9.3 million and $18.1 million for the same periods in 2005. This represents an increase in noninterest expense of 13.50% and 18.99%, respectively. This increase can be mainly attributed to the expanded personnel and occupancy costs associated with our business growth and the recent opening of two new branches in September and December 2005, respectively; salary increases for year 2005, which were effective in January 2006; and an increase in employee headcount mainly from the restructuring of the mortgage loan department to take advantage of the opportunities available in this area in the Island and also to increase our sales in the secondary market. Noninterest expenses as a percentage of average assets slightly changed to 0.44% and 0.91% in the second quarter and first six months of 2006, respectively, compared to 0.43% and 0.85% for the same periods in 2005. Our efficiency ratio was 52.44% and 53.45% for the second quarter and first six months of 2006, respectively, compared to 45.52% and 47.32% for the same periods in 2005. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $4.5 million and $9.5 million for the second quarter and first six months of 2006, respectively, compared to $3.5 million and $7.3 million for the same periods in 2005, representing an increase of 27.59% and 29.22% for the comparable periods. This increase in salaries and employee benefits resulted from the increases in personnel, as previously explained, normal salary increases and related employees’ benefits, and in part to an increase of $142,000 related to stock based compensation expense. Despite the new branch openings and significant asset growth in the past year, we have limited full-time employee growth by making efficient use of existing employees. We had 498 full-time equivalent employees as of June 30, 2006, compared with 459 as of June 30, 2005. Our volume of assets per employee slightly decreased to $4.9 million as of June 30, 2006, from $5.0 million for the same period in 2005.

Occupancy and equipment expenses totaled $2.3 million and $4.5 million for the second quarter and first six months of 2006, respectively, compared to $2.0 million and $4.0 million for the same periods in 2005, representing an increase of 13.77% and 11.17% for the comparable periods. This increase is attributable primarily to the expansion of our branch network and franchise, as mentioned before.

Professional and directors’ fees were $999,000 and $2.2 million, or 9.5% and 10.1% of total noninterest expenses, for the second quarter and first six months of 2006, respectively, compared to $1.2 million and $1.9, or 13.1% and 10.3% of total noninterest expenses, for the comparable periods in 2005. The decrease in professional and directors’ fees during the second quarter of 2006 when compared to the same period in 2005 was mainly due to a reduction in audit and accounting fees upon the change of independent accountants in May 2006. The professional and directors’ fees for the first six months of 2006 included $300,000 related to additional expenses billed by our former external auditors in connection with prior year audit and compliance with the Sarbanes Oxley Act. These additional expenses were recorded during the first quarter of 2006.

Our expenses related to OREO and repossessed assets were $540,000 and $730,000, or 5.1% and 3.4% of total noninterest expenses, for the second quarter and first six months of 2006, respectively, compared to $298,000 and $574,000, or 3.2% of total noninterest expenses, for the same periods in 2005. Due to a slow down in sales during the first two months of the second quarter of 2006, there was an increase in repossessed vehicles’ inventory, resulting in increased repairs, maintenance, and valuation expenses. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent declines in the fair value are charged to current operations.

Promotion and advertising increased to $275,000 and $517,000 for the second quarter and first six months of 2006, respectively, compared to $230,000 and $363,000 for the same periods in 2005. This increase was mainly attributable to an advertising campaign as part of the expansion of the mortgage loan department.

Insurance expenses were $179,000 and $258,000, or 1.7% and 2.8% of total noninterest expenses, for the second quarter of 2006 and 2005, respectively. For the first six months of 2006, insurance expenses decreased to $501,000 from $552,000 during the same period in 2005. This decrease was primarily attributable to a reduction of insurance expenses upon the modifications of the coverage on our repossessed assets’ inventory during the second quarter of 2006.

Municipal and other taxes decreased to $409,000 and $817,000 for the second quarter and first six months of 2006, respectively, compared to $429,000 and $857,000 for the same periods in 2005. This decrease was mainly due to the net effect of an increase in our volume of patents’ amortization and the fully amortization during the second quarter of 2005 of patents acquired from The Bank & Trust of Puerto Rico in May 2004.

Commissions and service fees on credit and debit cards decreased to $343,000 and $679,000 for the second quarter and first six months of 2006, respectively, compared to $356,000 and $709,000 for the same periods in 2005. This change was primarily attributable to a decrease in the volume of credit card transactions.

Other noninterest expenses also increased for the second quarter and first six months of 2006. This increase was related in part to our asset growth over these periods and increased expenses in our leasing business. Due in part to management’s commitment to overhead control, the expense increase was outpaced by our revenue growth rate. Other noninterest expenses are mainly comprised of loan processing and other miscellaneous expenses.

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

On August 1, 2005, the governor of Puerto Rico approved Law No. 41, which imposed a temporary increase of 2.5% on the taxable income. This additional tax increased the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006.

In addition, on May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposed an additional transitory tax of 2% on taxable income. This tax is applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also states that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

For the quarter and first six months ended June 30, 2006, we recorded an income tax expense of $2.4 million and $4.4 million, respectively, compared to $3.1 million and $5.5 million for the same periods in 2005. Our income tax provision is lower than a provision based on the statutory tax rate, which is 43.5%, since we have interest income from certain loans and investments that is exempt from Puerto Rico income tax. Exempt interest relates mostly to interest earned on securities held by our international banking entities. Although the income before taxes decreased by 32.38% and 29.15% during the second quarter and first six months of 2006, respectively, from $8.4 million and $15.5 million for the same periods in 2005, our current income tax expense increased by 91.61% and 79.13% to $3.1 million and $4.6 million, from $256,000 and $959,000 for those same periods. The increase in our current income tax expense was mainly due to the combined effect of: the additional transitory tax of 4.5% on taxable income for the six-month period ended June 30, 2006, the total consumption of net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002; a reduction in the exempt income; and an increase in disallowed expenses from the recording of stock-based compensation.

The approval of the additional transitory taxes of 4.5% over the original maximum statutory tax rate of 39% resulted in additional income tax expense of $379,000 for the first six months of 2006, comprised of an increase in current tax expense of $475,000, and a deferred tax benefit of $96,000. Since Law No. 89 was approved on May 13, 2006, the additional tax provision of 2% for the six months ended June 30, 2006 was fully recorded in the second quarter of 2006 resulting in additional tax expense of $167,000 in the quarter.

Our deferred tax provision decreased to a benefit of $655,000 and $66,000 for the second quarter and first six months of 2006, respectively, compared to an expense of $2.9 million and $4.5 million for the same periods in 2005. This decrease was mainly due to the net effect of: a decrease in the net operating losses consumed during the first six months of 2006, when compared to the consumption in the same period of 2005 and a decrease in deferred tax liabilities, primarily the servicing assets and deferred loan fees, for the period ended June 30, 2006; affected by the additional tax of 4.5%. At June 30, 2006 and December 31, 2005, we had net deferred tax assets of $5.1 million as of the end of each period, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at June 30, 2006 will be realized.

On May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposes a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million, which is required to be paid by July 31, 2006. We could use the full payment as a tax credit in the income tax return for the taxable year beginning after December 31, 2005 and the portion not used, if any, could be used in equal portions for up to the next four taxable years. This tax payment will result in a disbursement of approximately $196,000. No income tax expense will be recorded since such payment will be used as a tax credit in the 2006’s income tax return.

Financial Condition

Our total assets as of June 30, 2006 were $2.444 billion, compared to $2.391 billion as of December 31, 2005. The increase in our total assets during the first six months of 2006 was primarily due to the net effect of an increase in loans and leases from current operations and a decrease in interest bearing deposits and securities purchased under agreements to resell.

On an annualized basis, our total deposits increased by 1.01% to $1.743 billion as of June 30, 2006, compared to $1.734 million as of December 31, 2005. The increase in deposits during the first six months of 2006 was concentrated in brokered deposits mainly due to the fierce competition for core deposits on the Island. Other borrowings increased to $515.3 million as of June 30, 2006, compared to $475.7 million as of December 31, 2005. This increase was mainly concentrated in the securities sold under agreements to repurchase.

As of June 30, 2006, our stockholders’ equity was $160.0 million, compared to $165.0 million as of December 31, 2005. In addition to earnings from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $17.1 million and $10.4 million during the first six months of 2006 and the year 2005, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2006 and December 31, 2005, we had $275,000 and $20.8 million in interest-bearing deposits in other financial institutions, respectively. Also, we had $35.0 million and $54.1 million in purchased securities under agreements to resell for those same periods, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.49% and 4.80% for the six month period ended June 30, 2006 and the year 2005, respectively.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy implemented by our Asset/Liability Management Committee. Our Board of Directors reviews our investment policy at least annually. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and our interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believe are appropriate to assure future flexibility in meeting our anticipated funding needs.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2006:
U.S. government agencies obligations	$243,125	$237,038	$3,447	$3,289	$246,572	$240,327
Collateralized mortgage obligations	326,525	316,986	31,119	29,826	357,644	346,812
Mortgage-backed securities	57,127	55,793	5,830	5,508	62,957	61,301
State and municipal obligations	10,938	10,767	—	—	10,938	10,767
Other investments	—	—	11,240	11,240	11,240	11,240
Total	$637,715	$620,584	$51,636	$49,863	$689,351	$670,447

December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	7,902	7,821
Other investments	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$53,123	$52,063	$690,631	$679,143

During the second quarter of 2006, the investment portfolio decreased by approximately $8.0 million to $672.2 million as of June 30, 2006, from $680.2 million as of December 31, 2005. The change from December 31, 2005 was primarily due to the net effect of:

•	the purchase of $29.9 million in US government agencies obligations and $37.0 million in mortgage backed securities, and $5.0 million of Puerto Rico Agency Notes;

•	prepayments for approximately $53.3 million of mortgage backed securities;

•	a decrease of $9.4 million in US government agencies obligations due to monthly principal prepayments and maturity of FHLB, FNMA & FHLMC obligations and the redemption of FHLB stocks;

•	the maturity of $8.0 million in US government agencies obligations;

•	an increase of $6.7 million in the unrealized net loss on investment securities available for sale; and

•	a net premium amortization of $587,000.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first half of 2006, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 7 years. As of June 30, 2006, after above-mentioned transactions, the estimated average maturity was approximately 3.20 years and the average yield was approximately 4.51%, compared to an estimated average maturity of 2.77 years and to an estimated average yield of 4.26% for December 31, 2005. As of June 30, 2006, investment securities having a carrying value of approximately $553.0 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Six months Ended June 30, 2006
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years			After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$39,124	2.98%	$179,347	4.45%	$18,567		5.65%	$—	—%	$237,038	4.30%
Mortgage backed securities(3)	29,826	4.00	24,890	4.87	504		5.74	574	7.01	55,794	4.44
Collateral mortgage obligations(3)	27,291	4.35	236,770	4.57	52,925		5.04	—	—	316,986	4.63
State & political subdivisions	1,559	2.86	4,052	4.46	5,156		4.71	—	—	10,767	4.35
Other debt securities	—	—	—	—	—		—	—	—	—	—
Total investments available-for-sale	$97,800	3.67%	$445,059	4.54%	$77,152		5.17%	$574	7.01%	$620,585	4.48%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,447	3.95%		$	%	$—	—%	$3,447	3.95%
Mortgage backed securities(3)	—	—	—	—	5,830		4.98	—	—	5,830	4.98
Collateral mortgage obligations(3)	—	—	13,976	3.92	17,143		5.20	—	—	31,119	4.62
State & political subdivisions	—	—	—	—	—		—	—	—	—	—
Other debt securities	—	—	—	—	—		—	—	—	—	—
Total investments held-to-maturity	$—	—%	$17,423	3.92%	$22,973		5.14%	$—	—%	$40,396	4.62%

Other Investments:
FHLB stock	9,859	5.25%	—	—%	—		—%	—	—%	9,859	5.25%
Investment in statutory trust	—	—	—	—	—		—	1,381	8.87	1,381	8.87
Total other investments	$9,859	5.25%	$—	—%	$—		—%	$1,381	8.87%	$11,240	5.69%
Total investments	$107,659	3.82%	$462,482	4.51%	$100,125		5.16%	$1,955	8.32%	$672,221	4.51%
__________
(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.13% of these securities are held in our IBE. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of June 30, 2006, our investment in other earning assets included $9.9 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2006	2005
	(In thousands)
Statutory trusts	$1,381	$1,382
FHLB stock	9,859	9,270
Total	$11,240	$10,652

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.3 million and $936,000 as of June 30, 2006 and December 31, 2005, respectively:

	As of June 30,	As of December 31,
	2006	2005
	(In thousands)
Real estate secured	$745,240	$658,123
Leases	474,085	487,863
Other commercial and industrial	284,405	272,205
Consumer	62,719	63,980
Real estate - construction	90,306	82,468
Other loans	8,023	5,336
Gross loans and leases	$1,664,778	$1,569,975
Plus: Deferred loan costs, net	6,423	7,442
Total loans, including deferred loan costs, net	$1,671,201	$1,577,417
Less: Unearned income	(1,305)	(1,157)
Total loans, net of unearned income	$1,669,896	$1,576,260
Less: Allowance for loan and lease losses	(18,682)	(18,188)
Loans, net	$1,651,214	$1,558,072

As of June 30, 2006 and December 31, 2005, our total loans and leases, net of unearned income, were $1.670 billion and $1.576 billion, respectively. The increase in our loan and lease volume during the six months ended June 30, 2006 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 68.4% as of June 30, 2006 from 66.0% as of December 31, 2005.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $745.2 million and $658.1 million as of June 30, 2006 and December 31, 2005, respectively. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 44.77% as of June 30, 2006, compared to 41.92% at the end of fiscal year 2005.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first six months of 2006, approximately 76.39% of our lease financing contracts was for new automobiles, approximately 21.23% were for used automobiles and the remaining 2.38% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $474.1 million as of June 30, 2006, from $487.9 million as of December 31, 2005. This decrease was mainly due to the combined effect of a decrease in the volume of lease financing contracts’ originations and the repayment of the existing portfolio. Lease financing contracts, as a percentage of total loans and leases were 28.48% as of June 30, 2006 and 31.07% at the end of 2005.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists in the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first six months of 2006, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $284.4 million as of June 30, 2006, from $272.2 million as of December 31, 2005. Other commercial and industrial loans as a percentage of total loans were 17.08% as of June 30, 2006, and 17.34% at the end of 2005.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We have consumer loans only to complement our commercial business, and our branch managers do not emphasize these loans. Consumer loans decreased to $62.7 million as of June 30, 2006 from $64.0 million as of December 31, 2005. Consumer loans as a percentage of total loans and leases were 3.77% and 4.08% at June 30, 2006 and December 31, 2005, respectively. Consumer loans as of June 30, 2006 included a boat portfolio of $38.6 million acquired as a result of the acquisition of former BankTrust back in May 2004, $14.7 million in unsecured installment loans, and credit cards and open-end loans for $9.5 million.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $90.3 million and $82.5 million as of June 30, 2006 and December 31, 2005, respectively. Construction loans as a percentage of total loans and leases were 5.42% and 5.25% as of June 30, 2006 and December 31, 2005, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.3 million, as of June 30, 2006, excluding non-accrual loans amounting to $31.9 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans, which comprise both commercial and industrial loans, and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2006
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$118,425	$338	$7,845	$572	$2,534	$129,714
Real estate — secured	202,048	101,947	243,232	113,288	27,167	687,682
Other commercial and industrial	203,245	21,632	44,619	2,793	6,934	279,223
Consumer	12,553	12,081	1,302	36,958	391	63,285
Leases	8,142	406,560	-	57,032	-	471,734
Other loans	7,651	-	-	-	-	7,651
Total	$552,064	$542,558	$296,998	$210,643	$37,026	$1,639,289
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $355.9 million as of June 30, 2006.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of June 30,	As of December 31,
	2006	2005
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$8,757	$8,560
Nonaccrual loans	31,902	27,703
Total nonperforming loans	40,659	36,263
Other real estate owned	2,666	1,542
Other repossessed assets	10,431	7,975
Total nonperforming assets	$53,756	$45,780
Nonperforming loans to total loans and leases	2.43%	2.30%
Nonperforming assets to total loans and leases plus repossessed property	3.19	2.89
Nonperforming assets to total assets	2.20	1.91

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

The nonperforming loans and leases increased to $40.7 million as of June 30, 2006, from $36.3 million as of December 31, 2005. This increase was mainly due to an increase of $4.2 million in nonaccrual loans . The increase in nonaccrual loans was mainly attributable to the combined effect of an increase of $3.5 million in the commercial loans category and an increase of $653,000 in lease financing contracts classified as nonaccrual loans. The increase in the commercial loans category included three loans amounting to $1.5 million granted to a construction company, for which real estate collateral is held for approximately 50% of the total debt and proceeds from specific assignments of construction contracts shall repay the remaining balance. At June 30, 2006, nonaccrual loans acquired from BankTrust amounted to $2.0 million, compared to $2.6 million as of December 31, 2005. The ratio of nonperforming loans and leases over total loans and leases increased to 2.43% as of June 30, 2006, from 2.30% as of December 31, 2005.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles subject to lease contracts and boats. OREO and repossessed assets are initially recorded at the lower of fair value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of June 30, 2006, our OREO consisted of 21 properties with an aggregate value of $2.7 million, as compared to 13 properties with an aggregate value of $1.5 million as of December 31, 2005. During the first six months of 2006, we repossessed 12 properties with an aggregate value of $3.7 million and sold 4 properties with an aggregate value of $2.6 million. In the second quarter of 2006, 8 properties with an aggregate value of $3.1 million were repossessed and 3 properties with an aggregate value of $2.3 million were sold. Repossessions and dispositions during the second quarter of 2006 included two properties with an aggregate value of $2.2 million, which served as collateral for a single loan and were repossessed and sold in May and June 2006, respectively.

Other repossessed assets as of June 30, 2006 and December 31, 2005 were $10.4 million and $8.0 million, respectively. The increase in other repossessed assets was mainly related to an increase of $2.2 million in repossessed vehicles. Even though repossessed vehicles increased, fewer units were repossessed during the second quarter of 2006 as compared to the first quarter of 2006. However, sales slowed down during the first two months of the second quarter of 2006, resulting in a higher inventory. During the second quarter of 2006, total repossessed and sold vehicles were 398 and 289, respectively, compared to 436 and 420 in the first quarter of 2006. We believe the decrease in the volume of units sold during the first two months of the second quarter of 2006 was mainly a result of the prevailing uncertainty with the economic situation of the Island during that period. We continue monitoring this inventory and taking measures to prevent further deterioration and expedite its disposition. We are negotiating a contract to relocate these assets to a more accessible lot in order to give them more exposure in an effort to increase sales to the public.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property increased to 3.19% as of June 30, 2006, from 2.89% as of December 31, 2005.

Allowance for Loan and Lease Losses

We have established an allowance for loan and lease losses to provide for loans and leases in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, monthly assessments of the probable estimated losses inherent in the loan and lease portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula described below, specific allowances for identified problem loans and leases and portfolio segments and the unallocated allowance.

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

Historical loss rates are reviewed and adjusted periodically for the above factors on a pool-by-pool basis. Rates for each pool are based on those factors management believes are applicable to that pool. When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

As a result of increasing loss ratios experienced in the later part of 2005, particularly with the Company’s auto lease portfolio, during the first quarter of 2006, we made some revisions to our methodology for the determination of the allowance for loan and lease losses to provide for more structured and timely monitoring of changes in loss trends and conditions. Additionally, new reports and analyses have been incorporated into our control process over such determination. In addition, as part of these revisions, we have also made some refinements to our methodology for estimating fair value of vehicles upon repossession. We feel these revisions will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. This amount is determined by the method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”).

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,618,556	$1,487,850
Total loans and leases outstanding at end of period, including loans held for sale	1,671,191	1,577,196
Allowance for loan and lease losses:
Allowance at beginning of period	18,188	19,039
Charge-offs:
Real estate — secured	24	-
Commercial and industrial	1,215	4,848
Consumer	984	2,600
Leases	5,490	8,991
Other loans	92	150
Total charge-offs	7,805	16,589

Recoveries:
Real estate — secured	—	-
Commercial and industrial	410	486
Consumer	220	256
Leases	876	2,210
Other loans	13	11
Total recoveries	1,519	2,963
Net loan and lease charge-offs	6,286	13,626
Provision for loan and lease losses	6,780	12,775
Allowance at end of period	$18,682	$18,188
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.78%	0.92%
Allowance for loan and lease losses to total loans at end of period	1.12	1.15
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	67.29	74.92
Net loan and lease charge-offs to provision for loan and lease losses	92.71	106.66
__________
(1)	Annualized as of June 30, 2006.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience. For the six months ended on June 30, 2006 and year 2005, we used a historical loss ratio in auto lease finance contracts of approximately 20.0% and 15.0%, respectively. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For the first six months of 2006 and 2005, $1.6 million and $1.1 was charged off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the first six months of 2006 and 2005, $420,000 and $626,000 was charged off for this purpose, respectively.

Annualized net charge-offs as a percentage of average loans were 0.78% for the first six months of 2006, compared to 0.91% and 0.88% for the fourth quarter and first six months of 2005, respectively. Decrease shown when comparing the first six months of 2006 with 2005 same period was mainly due to better collection efforts after the deterioration of our lease portfolio, mainly during the last quarter of 2005.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 92.71% as of June 30, 2006, from 106.66% at December 31, 2005. During the first six months of 2006, the decrease of this ratio was mainly due to the combined effect of a decrease in net charge-offs and an increase in our provision for loan and lease losses to account for the recent loss trends in the leasing portfolio as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $14.1 million at June 30, 2006 and $11.2 million at December 31, 2005. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the second quarter and first six months of 2006 were $1.721 billion and $1.715 billion, respectively, compared to $1.505 billion for the year 2005. The increase in average deposits during the first six months of 2006 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended June 30,			Year Ended December 31,
	2006			2005

	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$129,111	7.53%	-%	$129,676	8.62%	-%
Money market deposits	28,879	1.68	2.20	51,787	3.44	2.10
NOW deposits	45,169	2.63	2.14	46,421	3.09	1.85
Savings deposits	203,820	11.89	2.33	254,923	16.94	2.30
Time certificates of deposit in denominations of $100,000 or more	201,102	11.73	3.95	202,099	13.43	3.24
Brokered certificates of deposits in denominations of $100,000 or more	985,624	57.48	4.47	666,955	44.33	3.87
Other time deposits	120,985	7.06	3.47	152,787	10.15	3.10
Total deposits	$1,714,690	100.00%		$1,504,648	100.00%

Total deposits at June 30, 2006 and December 31, 2005 were $1.743 billion and $1.734 million, respectively, representing an increase of $8.7 million, or 1.01% on an annualized basis, in the first six months of 2006. The following table presents the composition of our deposits by category as of the dates indicated:

	As of June 30,	As of December 31,
	2006	2005
	(In thousands)
Interest bearing deposits:
NOW and money market	$74,509	$70,962
Savings	179,389	223,665
Brokered certificates of deposits in denominations of less than $100,000	1,774	2,972
Brokered certificates of deposits in denominations of $100,000 or more	1,027,952	964,233
Time certificates of deposits in denominations of $100,000 or more	206,589	203,708
Other time deposits	110,770	121,950
Total interest bearing deposits	$1,600,983	$1,587,490
Plus: non interest bearing deposits	141,876	146,638
Total deposits	$1,742,859	$1,734,128

In addition to the deposits we generate locally, we have also accepted brokered deposits to fund asset growth. The decrease in NOW and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the Island. Accordingly, we increased brokered deposits to $1.030 billion and $967.2 million as of June 30, 2006 and December 31, 2005, respectively. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	June 30, 2006	December 31, 2005
	(In thousands)
Three months or less	$512,248	$421,582
Over three months through six months	171,524	250,982
Over six months through 12 months	267,770	184,880
Over 12 months	282,999	310,497
Total	$1,234,541	$1,167,941

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the second quarter of 2006 and the year ended December 31, 2005:

	Three Months Ended June 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at period-end	$460,189	$419,860
Average monthly aggregate balance outstanding during the period	402,658	489,110
Maximum aggregate balance outstanding at any month-end	460,189	614,650
Weighted average interest rate for the period	4.81%	3.33%
Weighted average interest rate at period-end	4.91%	4.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the second quarter of 2006 and the year ended December 31, 2005:

	Three Months Ended June 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Balance at period-end	$8,733	$8,759
Average monthly aggregate balance outstanding during the period	49,975	10,059
Maximum aggregate balance outstanding at any month-end	121,292	10,404
Weighted average interest rate for the period	4.97%	4.93%
Weighted average interest rate at period-end	5.19%	5.37%

Notes Payable to Statutory Trusts

For more detail on notes payable to statutory trusts please refer to “Note 12 - Notes Payable to Statutory Trusts” of the condensed consolidated financial statements included herein.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, and a private placement. As of June 30, 2006 and December 31, 2005, total stockholders’ equity was $160.0 million and $165.0 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and May 10, 2006, respectively.

As of June 30, 2006, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. However, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using brokered deposits as a short-term funding source. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$240,921	12.90%	$	≥ 149,384	≥ 8.00%	N/A
Eurobank.	197,195	10.51		≥ 150,096	≥ 8.00	≥ 187,620	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	221,958	11.89		≥ 74,692	≥ 4.00	N/A
Eurobank	158,232	8.43		≥ 75,048	≥ 4.00	≥ 112,572	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	221,958	9.14		≥ 97,161	≥ 4.00	N/A
Eurobank..................	158,232	6.50		≥ 97,351	≥ 4.00	≥ 121,688	≥ 5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	$	≥ 141,479	≥ 8.00%	N/A
Eurobank.	190,070	10.72		≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45		≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55		≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35		≥ 94,199	≥ 4.00	N/A
Eurobank..................	151,657	6.44		≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of June 30, 2006 and December 31, 2005 totaled approximately $219.6 million and $318.5 million, respectively. Our Core Basis Surplus liquidity level was 6.0% and 10.1% as of the same periods, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $334.7 million at June 30, 2006, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved clean overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $22.5 million at June 30, 2006.

Our net cash inflows from operating activities for the six months ended June 30, 2006 were $28.2 million. During the first six months of 2006 the net operating cash inflows were primarily provided by the net effect of a decrease in other assets and an increase in accrued interest, expenses and other liabilities.

During 2005, asset growth was funded primarily with growth in deposits, mainly in brokered deposits, which increased $455.2 million. During 2005, cash inflows from operating activities exceeded cash outflows by $44.1 million.

Our net cash outflows from investing activities for the six months ended June 30, 2006 and the year 2005 were $71.9 million and $319.6 million, respectively. The net investing cash outflows experienced during the first six months of 2006 were mainly due to a net increase in loans. For 2005, the higher net investing cash outflows were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the six months ended June 30, 2006 and the year 2005 were $43.3 million and $277.9 million, respectively. During the first six months of 2006 the net financing cash outflows were primarily provided by an increase in repurchase agreements and deposits. During 2005, the net financing cash inflows were primarily provided by the net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At June 30, 2006, the Bank had interest rate swap agreements which converted $29.2 million of fixed rate time deposits to variable rate time deposits of which $10.5 million will mature in 2010 and 2013 and $18.7 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2006, we modeled rising and declining interest rate simulations in 100 basis point increments over two years. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year1) and a rate shock (year 2 and beyond) has on margin expectations.

In the June 30, 2006 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, but an exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and our decision to maintain the maturity of repurchase agreements and brokered deposits, our primary funding source, from 30 days to 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At June 30, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $136,000, or 0.19% higher than the net interest income in the rates unchanged scenario, and $171,000, or 0.24%, higher than the net interest income in the rates unchanged scenario at the June 30, 2006 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $1.9 million, or 2.66% higher than the net interest income in the rates unchanged scenario, and $2.4 million, or 3.31%, higher than the net interest income in the rates unchanged scenario at the June 30, 2006 simulation with a 200 basis point decrease. At June30, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $494,000, or 0.69%, higher than the net interest income in the rates unchanged scenario, and $990,000, or 1.38%, higher than the net interest income in the rate unchanged scenario at the June 30, 2006 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $905,000, or 1.25% lower than the net interest income in the rates unchanged scenario, and $1.8 million, or 2.51%, lower than the net interest income in the rates unchanged scenario at the June 30, 2006 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2006:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At June 30, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$990	1.38%
+100 basis points over year 1	494	0.69
- 100 basis points over year 1	136	0.19
- 200 basis points over year 1	171	0.24

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At June 30, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$(1,817)	(2.51)%
+100 basis points over year 2	(905)	(1.25)
- 100 basis points over year 2	1,927	2.66
- 200 basis points over year 2	2,398	3.31

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at June 30, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$34,955	$275	$—	$—	$—	$—	$35,230
Investment securities and FHLB/ Federal Reserve Bank stock	—	77,866	67,006	260,758	265,208	—	670,839
Loans	—	913,748	90,268	316,472	347,672	—	1,668,160
Fixed and other assets	—	—	—	—	—	70,079	70,079
Total assets	$34,955	$991,889	$157,275	$577,230	$612,880	$70,079	$2,444,308

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	25,523	—	—	371,083	—	396,606
Certificates of deposit	—	839,606	191,311	179,478	138,036	—	1,348,431
Borrowed funds		429,222	3,700	18,000	63,000	—	513,922
Other liabilities	—	—	—	—	—	25,384	25,384
Total swaps	—	30,800	—	(10,800)	(20,000)	—	—
Stockholders’ equity	—	10,763	—	—	—	149,202	159,965
Total liabilities and stockholders’ equity	$—	$1,335,914	$195,011	$186,678	$552,119	$174,586	$2,444,308
Period gap	$34,955	(344,025)	(37,737)	$390,553	60,760
Cumulative gap	$34,955	(309,070)	(346,806)	$43,747	$104,507
Period gap to total assets	1.43%	(14.07)%	(1.54)%	15.98%	2.49%
Cumulative gap to total assets	1.43%	(12.64)%	(14.19)%	1.79%	4.28%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	76.86%	77.35%	102.55%	104.60%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,200	$—	$—	$533
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	2,135	3,133	1,971	12,501
Total	$10,335	3,133	1,971	59,427

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of June 30, 2006 and December 31, 2005, we had commitments to extend credit of $307.2 million and $265.3 million, respectively. These commitments included standby letters of credit of $5.9 and $7.0 million, for June 30, 2006 and December 31, 2005, respectively, and commercial letters of credit of $1.5 million and $1.3 for the same periods. Starting in the fiscal year 2003, in accordance with FIN 45, it is our policy to recognize the estimated fair value of our obligations under standby letters of credit issued, which are then reduced by credits to earnings as we are released from the stand-ready risk. However, at December 31, 2005 and June 30, 2006, no obligation was recorded since the amounts were inconsequential.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2 - Recent Accounting Pronouncements” of the condensed consolidated financial statements included herein.

Recent Developments

Between May 1 and May 17, 2006, Puerto Rico experienced a partial government shutdown caused by the inability of the legislature and governor to agree on a budget, which resulted in an estimated $740 million budget shortfall. This government shutdown forced the closure of approximately 43 public agencies, including Puerto Rico’s public schools, leaving an estimated 90,000 government employees out of work. In response to this economic crisis, several bills were approved by the Puerto Rico legislature to impose additional taxes, some of which were applicable to the banking industry, resulting in an increase in our effective tax rate. For more information relating to additional taxes imposed to the banking industry, see the section of this discussion and analysis captioned “Provision for Income Taxes.” Also, please refer to Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for more details on other taxes approved by the Government of Puerto Rico.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). We previously reported that as of December 31, 2005, we had identified a material weakness in our internal control over financial reporting related to determining the allowance for loan and lease losses. While we have made progress in remediating the deficiencies in our internal control over financial reporting related to determining the allowance for loan and lease losses, there has been an insufficient period of time to determine whether the implemented processes are operating effectively. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Between May 1 and May 17, 2006, Puerto Rico experienced a partial government shutdown caused by the inability of the Legislature and Governor to agree on a budget, which resulted in an estimated $740 million budget shortfall. This government shutdown forced the closure of approximately 43 public agencies, including Puerto Rico’s public schools, leaving an estimated 90,000 government employees out of work. In response to this economic crisis, several bills were approved by the Puerto Rico legislature to impose additional taxes, some of which were applicable to the banking industry, resulting in an increase in our effective tax rate. For more information relating to additional taxes imposed to the banking industry, see the section captioned “Provision for Income Taxes” in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

On May 17, 2006, the Puerto Rico Legislature reached an agreement on the retail sales tax rate that would be approved in July 2006 and the Government Development Bank for Puerto Rico granted a loan of up to $741 million to the Puerto Rico Department of the Treasury to cover payroll and operational expenses of the Central Government. In addition, the Government Development Bank for Puerto Rico authorized the issuance of $675 million in General Obligation Bonds, of which $173 million will benefit the municipalities for public works and infrastructure, and $316 million will cover anticipations authorized for these public works. As per the Government Development Bank for Puerto Rico, this millionaire investment will have an immediate effect on the local economy.

In July 2006, the Commonwealth of Puerto Rico enacted legislation authorizing a new retail sales tax of 7%. The new retail tax of 7% sales tax is comprised of a 1.5% municipal tax, which some municipalities started collecting in July 2006, and a 5.5% central government tax scheduled to begin collection on November 15, 2006. In addition, this legislation allows the Governor to institute an additional retail sales tax of 1% after January 2007 if certain one-time tax measures relating to capital gains, dividends, and stock options do not generate $1 billion by December 2006. This additional retail sales tax of 1% will remain in effect until it has generated, along with the one-time measures, a total of $1 billion in collection of taxes. This legislation also abrogates the existing 6.6% general excise tax on imported goods and moderately reduces individual income taxes. The sales tax is expected to be more efficient and less prone to evasion than the previous excise tax and income tax systems.

In addition, the legislation mandates the establishment of measures to limit spending and a controlled budget plan for fiscal 2007. These measures include a significant reduction in debt service due to the 1% of sales tax designated for debt service and restructuring of debt transactions, as well as a millionaire reduction in non-debt service expenses by planned savings in the health and education areas.

On June 30, 2006, the Puerto Rico Planning Board (the “Planning Board”) revised its growth forecasts for fiscal years 2006 and 2007. According to the revision, the Planning Board estimated the Puerto Rico’s Gross National Product (GNP) growth rates for fiscal years 2006 and 2007 in 1.2% and 0.6% in real terms for the base case scenario, respectively, compared to 2.2% and 2.5% the Planning Board forecasted in January 2006 for those same periods.

In July 2006, Standard and Poor’s and Moody’s Investor Services (“Moody’s”) removed the Commonwealth of Puerto Rico general obligations and public debt from their “Watchlists.” As per the Government Development Bank for Puerto Rico, their determination reflects the recent passage of legislation authorizing a retail sales tax and mandating spending controls, as well as a balanced budget for the current fiscal year.

Although these actions could represent an affirmative attempt to address the government’s prolonged trend of budget and borrowings deficits, certain sectors believe the revenue yield of the sales tax could be lower than previously expected because of tax exemptions included in the law. Also, these sectors believe the government's plan to reduce expenditures heavily depends on debt restructuring and health and education cuts, which could be in an early phase of development.

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

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

EuroBancshares’ Annual Meeting of Stockholders was held at the main office of EuroBancshares located at 270 Muñoz Rivera Avenue, San Juan, Puerto Rico 00918, at 10:00 a.m. on April 24, 2006. A quorum was obtained with 16,370,473 shares represented in person or by proxy, which represents 84.63% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:

•	The following three directors assigned to Class A of the Board of Directors of EuroBancshares were elected for a three-year term expiring at the 2009 annual meeting of stockholders:

	Votes For	Votes Withheld
Jorge Calderón Drowett	16,284,539	86,204
Ricardo Levy Echeandía	16,313,059	57,684
Diana López-Feliciano, Esq.	16,310,729	60,014

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: August 9, 2006	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Chief Financial Officer