Form 10-Q
period 2006-09-30
EUROBANCSHARES INC
filed 2006-11-09
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 9, 2006, was 19,123,821 shares.

EUROBANCSHARES, INC.

i

PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
September 30, 2006 and December 31, 2005

	September 30,	December 31,
Assets	2006	2005
Cash and due from banks	$19,852,364	$20,993,485
Interest bearing deposits	20,285,235	20,773,171
Securities purchased under agreements to resell	44,607,872	54,132,673
Investment securities available for sale:
Pledged securities with creditors’ right to repledge	322,505,014	399,365,589
Other securities available for sale	291,556,161	227,714,687
Investment securities held to maturity:
Pledged securities with creditors’ right to repledge	38,661,919	41,718,249
Other securities held to maturity	661,365	752,535
Other investments	11,238,850	10,652,000
Loans held for sale	1,559,099	936,281
Loans, net of allowance for loan and lease losses of $18,399,672 in 2006
and $18,188,130 in 2005	1,687,115,765	1,558,071,526
Accrued interest receivable	15,940,351	14,979,784
Customers’ liability on acceptances	1,577,148	501,195
Premises and equipment, net	14,385,460	11,167,981
Other assets	31,031,312	29,523,653
Total assets	$2,500,977,915	$2,391,282,809
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$128,405,877	$146,637,966
Interest bearing	1,616,843,560	1,587,490,180
Total deposits	1,745,249,437	1,734,128,146
Securities sold under agreements to repurchase	501,100,354	419,859,750
Acceptances outstanding	1,577,148	501,195
Advances from Federal Home Loan Bank	8,720,432	8,758,626
Notes payable to Statutory Trusts	46,393,000	46,393,000
Other borrowings	—	700,175
Accrued interest payable	16,285,778	9,263,493
Accrued expenses and other liabilities	11,378,089	6,711,389
	2,330,704,238	2,226,315,774
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2006 and 2005	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued: 19,777,536 shares in 2006 and 19,564,086 shares in
2005; outstanding: 19,123,821shares in 2006 and 19,398,848 in 2005	197,775	195,641
Capital paid in excess of par value	106,541,293	105,508,402
Retained earnings:
Reserve fund	7,477,541	6,528,519
Undivided profits	60,845,418	54,348,750
Treasury stock, 653,715 shares at cost in 2006
and 165,238 shares at cost in 2005	(7,410,711)	(1,946,052)
Accumulated other comprehensive loss	(8,141,064)	(10,431,650)
Total stockholders’ equity	170,273,677	164,967,035
Total liabilities and stockholders’ equity	$2,500,977,915	$2,391,282,809

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
For the three and nine-month periods ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$33,602,070	$27,873,828	$95,523,851	$78,961,729
Investment securities:
Available for sale	7,174,180	6,033,995	21,041,188	15,216,986
Held to maturity	439,515	461,395	1,345,837	1,404,723
Interest bearing deposits, securities purchased
under agreements to resell, and other	633,292	344,567	1,535,692	816,639
Total interest income	41,849,057	34,713,785	119,446,568	96,400,077
Interest expense:
Deposits	17,730,807	11,595,153	49,013,326	31,605,610
Securities sold under agreements to repurchase,
notes payable, and other	7,584,739	6,027,523	19,451,835	14,187,024
Total interest expense	25,315,546	17,622,676	68,465,161	45,792,634
Net interest income	16,533,511	17,091,109	50,981,407	50,607,443
Provision for loan and lease losses	4,849,000	3,015,000	11,629,000	6,340,000
Net interest income after provision for loan
and lease losses	11,684,511	14,076,109	39,352,407	44,267,443
Noninterest income:
Service charges – fees and other	2,155,924	2,324,679	6,228,010	6,701,742
Net loss on non-hedging derivatives	—	—	—	(943,782)
Net loss on sale of securities	—	—	—	(230,017)
Net (loss) gain on sale of repossessed assets and on disposition of other assets	(510,980)	(256,306)	200,768	(515,355)
Gain on sale of loans	133,431	399,598	262,470	922,330
Total noninterest income	1,778,375	2,467,971	6,691,248	5,934,918
Noninterest expense:
Salaries and employee benefits	4,535,978	3,459,495	14,012,230	10,792,665
Occupancy	2,587,193	2,055,623	7,087,081	6,103,477
Professional services	966,790	924,811	3,154,810	2,787,087
Insurance	293,349	256,330	794,427	807,943
Promotional	323,538	175,342	840,593	537,901
Other	2,813,905	2,458,366	7,216,039	6,439,479
Total noninterest expense	11,520,753	9,329,967	33,105,180	27,468,552
Income before income taxes	1,942,133	7,214,113	12,938,475	22,733,809
Provision for income taxes	494,556	2,417,003	4,935,712	7,876,818
Net income	$1,447,577	$4,797,110	$8,002,763	$14,856,991

Basic earnings per share	$0.07	$0.24	$0.39	$0.73

Diluted earnings per share	$0.06	$0.23	$0.38	$0.70

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the nine-month ended September 30, 2006 and 2005

	2006	2005
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value – preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	195,641	195,641
Issuance of common stock	2,134	—
Balance at end of period	197,775	195,641
Capital paid in excess of par value – common stock:
Balance at beginning of period	105,508,402	105,408,402
Issuance of common stock	877,630	—
Compensation expense – stock options	155,261	—
Reversal of initial public offering expenses	—	100,000
Balance at end of period	106,541,293	105,508,402
Reserve fund:
Balance at beginning of period	6,528,519	4,721,756
Transfer from undivided profits	949,022	1,597,585
Balance at end of period	7,477,541	6,319,341
Undivided profits:
Balance at beginning of period	54,348,750	40,369,955
Net income	8,002,763	14,856,991
Preferred stock dividends	(557,073)	(557,073)
Transfer to reserve fund	(949,022)	(1,597,585)
Balance at end of period	60,845,418	53,072,288
Treasury stock
Balance at beginning of period	(1,946,052)	—
Purchase of common stock	(5,464,659)	—
Balance at end of period	(7,410,711)	—
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(10,431,650)	(3,157,491)
Unrealized net gain (loss) on investment securities available for sale	2,290,586	(4,888,104)
Balance at end of period	(8,141,064)	(8,045,595)
Total stockholders’ equity	$170,273,677	$167,813,502

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
For the three and nine months ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$1,447,577	$4,797,110	$8,002,763	$14,856,991
Other comprehensive income (loss), net of tax:
Unrealized net income (loss) on investment securities available for sale	8,992,184	(5,319,589)	2,290,586	(4,888,104)
Comprehensive income (loss)	$10,439,761	$(522,479)	$10,293,349	$9,968,887

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine-month periods ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$8,002,763	$14,856,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,889,449	3,571,067
Provision for loan and lease losses	11,629,000	6,340,000
Stock-based employee compensation	155,260	—
Deferred tax (benefit) provision	(989,878)	6,355,918
Net loss non-hedging derivatives	—	943,782
Net loss on sale of securities	—	230,017
Net gain on sale of loans	(262,470)	(922,330)
Net (gain) loss on sale of other real estate, repossessed assets and on disposition of other assets	(200,768)	515,355
Net amortization of premiums and accretion of discount on investment securities	737,405	4,006,509
Increase (decrease) in deferred loan origination costs, net	1,907,848	(847,535)
Origination of loans held for sale	(9,385,151)	(17,548,080)
Proceeds from sale of loans held for sale	9,647,622	17,758,473
Increase in accrued interest receivable	(960,567)	(3,233,984)
Net decrease (increase) in other assets	9,605,545	(1,703,259)
Increase in accrued interest payable, accrued expenses, and other liabilities	12,140,784	2,268,635
Net cash provided by operating activities	44,916,842	32,591,559
Cash flows from investing activities:
Net decrease (increase) in securities purchased under agreements to resell	9,524,801	(1,291,201)
Net decrease in interest-bearing deposits	487,936	301,945
Proceeds from sale of investment securities available for sale	—	39,988,612
Purchases of investment securities available for sale	(87,452,819)	(276,713,557)
Proceeds from principal payments and maturities of investment securities available for sale	102,142,098	97,093,210
Purchases of investments securities held to maturity	—	(4,591,400)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	3,030,505	6,680,862
Purchases of other investments	(1,175,400)	—
Proceeds from principal payments, maturities, and calls of other investments	586,300	—
Net increase in loans	(155,184,771)	(184,344,951)
Proceeds from sale of loans	—	29,962,303
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	418,337	722,458
Capital expenditures	(4,915,552)	(1,663,455)
Net cash used in investing activities	(132,538,565)	(293,855,174)
Cash flows from financing activities:
Net increase in deposits	11,121,291	172,788,952
Increase in securities sold under agreements to repurchase and other borrowings	80,540,429	93,119,844
Repayment of Federal Home Loan Bank Advances	(38,194)	(32,557)
Dividends paid to preferred stockholders	(558,030)	(573,167)
Purchase of common stock	(5,464,659)	—
Net proceeds from exercise of stock options	879,765	—
Net cash provided by financing activities	86,480,602	265,303,072
Net (decrease) increase in cash and cash equivalents	(1,141,121)	4,039,457
Cash and cash equivalents beginning balance	20,993,485	18,597,116
Cash and cash equivalents ending balance	$19,852,364	$22,636,573

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$61,442,876	$42,819,696
Income taxes	3,842,541	1,021,756

Noncash transactions:
Other real estate and repossessed assets acquired through foreclosure of loans	35,889,424	22,376,971
Finance of other real estate and repossessed assets acquired through foreclosure of loans	21,308,558	14,158,755
Change in fair value of available-for-sale securities, net of taxes	(2,290,586)	5,463,504

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005. The results of operations for the nine months period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. This statement provides the generally accepted accounting principles (GAAP) definition for fair value, the framework for measurements and additional disclosures. The main focus of SFAS 157 is to correct the inconsistency in the definition of fair value and to provide guidance for applying the GAAP definition. This statement applies under other accounting pronouncements that require fair value measurements; however this statement does not require any new fair value measurements. The definition provided in this statement clarifies that the price to be used is the price that would be received by selling the asset or paid to transfer liability instead of the price to acquire the asset or received to assume the liability. This statement applies prospectively and is effective for financials statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the impact would not be material to the financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). This bulleting address the methodologies used by registrants to consider the effects of prior year’s misstatements when quantifying misstatements in the current year financial statements. SAB 108 compares the diversity in practice among registrants and expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company is reviewing the provisions of this recently-issued bulletin to determine the impact on the financial statements, if any.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income before preferred stock dividends	$1,447,577	$4,797,110	$8,002,763	$14,856,991
Preferred stock dividend	(187,732)	(187,732)	(557,073)	(557,073)
Income available to common shareholders	$1,259,845	$4,609,378	$7,445,690	$14,299,918
Weighted average number of common shares
outstanding applicable to basic EPS	19,118,191	19,564,086	19,248,639	19,564,086
Effect of dilutive securities	349,487	739,395	473,115	756,534
Adjusted weighted average number of common
shares outstanding applicable to diluted earnings
per share	19,467,678	20,303,481	19,721,754	20,320,620
Net income per share:
Basic	$0.07	$0.24	$0.39	$0.73
Diluted	$0.06	$0.23	$0.38	$0.70

Options to purchase 96,200 shares of common stock at $14.17 per share and 113,500 shares of common stock at $21.00 were outstanding during 2006, but were not included in the computation of diluted earning per share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire on February 29, 2016 and February 27, 2010, respectively, were outstanding at the end of the third quarter of 2006.

During the third quarter of 2005 options to purchase 125,000 shares of common stock at $21.00 were outstanding but were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on February 27, 2010, were outstanding at the end of the third quarter of 2005.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2006 and December 31, 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,070,916	$—	$(44,816)	$3,026,100
One through five years	1,656,021	2,133	(5,002)	1,653,152
Five through ten years	5,200,899	91,054	—	5,291,953
Federal Farm Credit Bonds
Less than one year	30,315,847	—	(290,286)	30,025,561
One through five years	19,994,039	—	(235,779)	19,758,260
Federal Home Loan Bank notes:
Less than one year	51,881,850	—	(693,834)	51,188,016
One through five years	102,039,890	—	(1,829,051)	100,210,839
Five to ten years	8,162,951	12,900	—	8,175,851
Federal National Mortgage
Association notes:
One through five years	12,473,202	9,766	(55,506)	12,427,462
Five through ten years	10,000,000	101,500	—	10,101,500
Mortgage-backed securities	377,404,022	658,069	(5,859,610)	372,202,481
Total	$622,199,637	$875,422	$(9,013,884)	$614,061,175

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,115,000	$–	$(15,238)	$3,099,762
One through five years	3,131,244	2,786	(63,239)	3,070,791
Five to ten years	631,112	5,912	(340)	636,684
More than ten years	1,025,000	5,742	(16,957)	1,013,785
Federal Farm Credit Bonds:
One through five years	50,299,967	–	(614,219)	49,685,748
Federal Home Loan Bank notes:
Less than one year	22,141,963	–	(247,259)	21,894,704
One through five years	147,974,882	–	(2,866,421)	145,108,461
Federal National Mortgage
Association notes:
Less than one year	4,999,830	–	(3,590)	4,996,240
One through five years	2,474,558	–	(60,980)	2,413,578
Federal Home Loan Mortgage
Corporation notes:
Less than one year	3,001,070	–	(18,344)	2,982,726
Mortgage-backed securities	398,713,782	391,108	(6,927,093)	392,177,797
Total	$637,508,408	$405,548	$(10,833,680)	$627,080,276

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the nine-months period ended September 30, 2006 there were no sales of investments securities available for sale. During the year ended December 31, 2005 proceeds from the sale of investment securities available for sale were approximately $84,976,000, resulting in net losses of approximately $301,000.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(96,440)	$9,903,560	$(3,008,016)	$193,705,178	$(3,104,456)	$203,608,738
State and municipal obligations	(3,909)	777,112	(45,909)	3,450,007	(49,818)	4,227,119
Mortgage-backed securities	(265,411)	44,706,246	(5,594,199)	254,696,467	(5,859,610)	299,402,713
	$(365,760)	$55,386,918	$(8,648,124)	$451,851,652	$(9,013,884)	$507,238,570

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

5. Investment Securities Held to Maturity

Investment securities held to maturity as of September 30, 2006 and December 31, 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Federal Home Loan Bank Notes	$3,306,828	$—	$(90,749)	$3,216,079
Mortgage-backed securities	36,016,456	—	(899,666)	35,116,790
Total	$39,323,284	$—	$(990,415)	$38,332,869

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,762,677	$–	$(99,441)	$3,663,236
Mortgage-backed securities	38,708,107	–	(959,804)	37,748,303
Total	$42,470,784	$–	$(1,059,245)	$41,411,539

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2006 and December 31, 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the nine-month period ended September 30, 2006 and during the year ended December 31, 2005.

All gross unrealized losses on investment securities held to maturity and the fair value of the related securities have been in a continuous unrealized loss position as of September 30, 2006, for a period of twelve months or more.

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

6. Other Investments

Other investments at September 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
FHLB stock, at cost	$9,858,600	$9,269,500
Investment in statutory trusts	1,380,250	1,382,500
Other investments	$11,238,850	$10,652,000

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at September 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Commercial and industrial secured by real estate	$708,657,950	$612,375,601
Other commercial and industrial	288,498,791	272,005,403
Construction secured by real estate	104,537,645	82,468,171
Other construction	956,197	200,000
Mortgage	69,884,493	44,841,330
Consumer secured by real estate	799,546	905,774
Other consumer	61,902,912	63,979,725
Lease financing contracts	458,683,351	487,863,247
Overdrafts	7,334,589	5,336,117
	1,701,255,474	1,569,975,368
Deferred loan costs, net	5,533,676	7,441,524
Unearned finance charges	(1,273,713)	(1,157,236)
Allowance for loan and lease losses	(18,399,672)	(18,188,130)
Loans, net	$1,687,115,765	$1,558,071,526

The following is a summary of information pertaining to impaired loans at September 30, 2006 and December 31, 2005:

	2006	2005
Impaired loans with related allowance	$11,131,000	$7,071,000
Impaired loans that did not require allowance	17,314,000	12,493,000
Total impaired loans	$28,445,000	$19,564,000
Allowance for impaired loans	$2,208,000	$590,000

No additional funds are committed to be advanced in connection with impaired loans.

Loans that the accrual of interest has been discontinued amounted to $33,927,122 at September 30, 2006 and $27,702,796 at December 31, 2005, which contains individually classified impaired loans that are included on the table above. If these loans had been accruing interest, the additional interest income realized would have been approximately $2,629,000 and $1,630,000 for the nine months period ended September 30, 2006, and 2005, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,076,000 as of September 30, 2006, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of September 30, 2006, industrial loans with a principal outstanding balance of approximately $1,403,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

(Continued)

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine months periods ended September 30:

	2006	2005
Balance, beginning of period	$18,188,130	$19,038,836
Provision for loan and lease losses	11,629,000	6,340,000
Loans and leases charged-off	(13,573,162)	(12,385,602)
Recoveries	2,155,704	2,272,383
Balance, end of period	$18,399,672	$15,265,617

8. Other Assets

Other assets at September 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Deferred tax assets, net	$5,685,142	$5,070,074
Merchant credit card items in process of collection	1,069,314	2,716,699
Auto insurance claims receivable on repossessed vehicles	1,354,129	1,074,175
Accounts receivable	1,351,280	1,361,958
Other real estate, net	3,762,895	1,542,369
Other repossessed assets, net of valuation allowance of
$1,250,805 and $1,216,087 at September 30, 2006 and
December 31, 2005, respectively	9,988,750	7,974,665
Servicing assets, net	1,075,868	2,414,348
Prepaid expenses, deposits and other assets	6,743,934	7,369,365
	$31,031,312	$29,523,653

Other repossessed assets are presented net of valuation allowance for losses. The following analysis summarizes the changes in the allowance for losses for the nine-month periods ended September 30:

	2006	2005
Balance, beginning of period	$1,216,087	$1,493,305
Provision for losses changed to operations	1,047,400	466,000
Net charge-offs	(1,012,682)	(592,679)
Balance, end of period	$1,250,805	$1,366,626

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Deposits

Total deposits as of September 30, 2006 and December 31, 2005 consisted of the following:

	2006	2005
Non interest bearing deposits	$128,405,877	$146,637,966

Interest bearing deposits:
NOW & Money Market	70,124,101	70,961,689
Savings	165,532,066	223,664,685
Brokered Deposits	1,066,827,571	967,206,187
Regular CD's & IRAS	104,122,896	121,950,012
Jumbo CD's	210,236,926	203,707,607
	1,616,843,560	1,587,490,180
Total Deposits	$1,745,249,437	$1,734,128,146

10. Advances from Federal Home Loan Bank

At September 30, 2006, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2006
2006	5.40%	7,000,000
2007	5.20%	1,200,000
2014	4.38%	520,432
		$8,720,432

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds twelve months. In notes with original terms of twelve months or less, interest is paid at maturity. Interest payments for the nine-month periods ended September 30, 2006 and 2005 amounted to approximately $863,000 and $378,000, respectively. These notes are secured by approximately $17,395,000 in securities and $30,000,000 in mortgage loans as of September 30, 2006. The collateral secures the outstanding $8,720,432 advances and provides additional capacity for borrowing needs.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2006, the Company had the following derivative financial instruments outstanding:

	Notional
	amount	Fair value	Net gain (loss)
Libor-Rate interest rate swaps	$30,800,000	$(1,380,195)	$(2,981	)(1)

(1) Net gain recognized from fair value hedging ineffectiveness during the nine-month period

At September 30, 2006, the Bank had interest rate swap agreements, designated as fair value hedge, which converted $29.1 million of fixed rate time deposit to variable rate time deposits of which $10.4 million will mature between 2010 and 2013 and $18.7 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps.

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

Interest expense on notes payable to statutory trusts amounted to approximately $2,968,000 and $2,290,000 for the nine months period ended September 30, 2006 and 2005, respectively.

(Continued)

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

14. Sale of Receivable and Servicing Assets

During the nine month period ended September 30, 2006 the Company sold to third parties approximately $9.6 millions of mortgage loans. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. No sales of receivables were completed on any other portfolio during 2006; accordingly, no new servicing assets were recorded. In the first and third quarter of the year 2005, the Company sold to a third party lease financing contracts with carrying values of approximately $14.9 million and $15.0 million, respectively. In these sales, the Company retained servicing responsibilities and servicing assets of $626,285 and $672,565 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, and accounted for these transactions as sales and recognized net gains of approximately $365,000 and $348,000, respectively. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date for the first quarter sale and of all leases sold as of the cut-off date for the third quarter sale. As of September 30, 2006 and December 31, 2005, total amount accrued on books related to recourse liability amounted to approximately $381,000 and $547,000, respectively.

15. Stock Transactions

As of September 30, 2006 the Company had purchased 652,027 shares under the stock repurchase program approved by the board of directors on October 2005, and on November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower. There were no additional purchases of shares as of November 9, 2006. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company issued 213,450 of common stock shares during the nine-month period ended September 30, 2006, through stock options exercised as follows:

Number of shares	Exercise price	Grant date	Exercise date

150,000	$3.33	February 28, 2001	February 27, 2006
16,450	4.50	February 26, 2002	June 30, 2006
20,000	5.00	March 15, 2003	June 30, 2006
20,000	8.13	February 23, 2004	June 30, 2006
4,000	5.00	March 15, 2003	September 13, 2006
3,000	8.13	February 23, 2004	September 13, 2006
213,450

During 2005, the Company had repurchased a total of 163,550 shares under the approved program, and on November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

16. Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of September 30, 2006 include options granted under the 2002 and 2005 Stock Option Plan and a stock option plan held by the Bank until the reorganization.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of stock options under the Plans and changes during the nine-month periods ended September 30, 2006 and 2005 are as follows:

	2006		2005
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Options outstanding January 1	1,216,312	$6.84	1,091,312	$5.22
Granted	98,700	14.17	125,000	21.00
Exercised	(213,450)	4.12	—	—
Forfeited	(17,000)	17.72	—	—
Options outstanding	1,084,562	$7.89	1,216,312	$6.84

The weighted-average grant date fair value of share options granted during the nine-month periods ended September 30, 2006 and 2005 was $5.65 and $7.23, respectively. Cash received from share option exercised during the nine-month period ended September 30, 2006 amounted to $879,765, none in 2005. There were forfeitures of 17,000 of the outstanding options with a weighted average price of $17.72 per option during the nine-month period ended September 30, 2006 related to the termination of employees. There were no forfeitures of outstanding options during the nine-month period ended September 30, 2005.

The following is a summary of outstanding and exercisable options under the Plans at September 30, 2006:

Range of exercise price per share	Outstanding options	Weighted-average exercise price of outstanding options	Weighted-average remaining term (years) of outstanding options	Exercisable options	Weighted-average exercise price of exercisable options	Weighted-average remaining term (years) of exercisable options
$4.50-$8.13	874,862	$5.48	1.34	874,862	$5.48	1.34
14.17-21.00	209,700	17.87	6.17	127,500	20.25	4.07
$4.50-$21.00	1,084,562	$7.87	2.28	1,002,362	$7.36	1.69

As of September 30, 2006, the Company had 82,200 non-vested options with a weighted average grant date fair value of $5.65. There were no non-vested outstanding options at September 30, 2005.

The fair value of the options granted was estimated on the date of the grants using the Black-Sholes Option Pricing Model. The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s shares and the average volatility of similar and comparable entities due to the short period of public history of the Company’s shares in comparison with the expected term of share options. Also, expected volatilities consider other factors, such as expected changes in volatility arising from planned changes in the Company’s operations. The assumptions used for the grants issued were:

	2006	2005
Expected life of options (in years)	6.50	5.00
Expected volatility	39.28%	40.09%
Expected dividends	0.00%	0.00%
Risk-free rate	4.60%	4.00%

As of September 30, 2006, the Company recorded a compensation expense of $155,260 for the vested portion of the options granted on March 1, 2006. The options granted during 2005 approximated the fair value of the Company’s common stock at the date of issuance; accordingly no compensation expense has been recorded.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2006 there was approximately $403,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.42 years.

During 2006 the Company adopted the provisions of SFAS 123R. Previously it followed the intrinsic value method. The following table illustrates the effects of this change for the period ended September 30, 2006:

	As reported (SFAS 123R)	Previous method (intrinsic value)
Income before taxes	$12,938,475	$13,093,735
Net income	8,002,763	8,158,023
Earnings per share, basic	0.39	0.40
Earnings per share, diluted	0.38	0.39
Cash flows from operating activities	44,916,842	44,916,842
Cash flows from financing activities	86,480,602	86,480,602

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding stock-based compensation for the nine-month period ended September 30, 2005:

2005
Net income, as reported	$14,856,991
Deduct total stock-based employee compensation expense,
determined under fair value based method for all awards	904,368
Pro forma net income	$13,952,623
Earnings per share:
Basic – as reported	$0.73
Basic – pro forma	0.69
Diluted – as reported	0.70
Diluted – pro forma	0.66

17.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of September 30, 2006 and December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2006 are also presented in the table.

At September 30, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):
	2006
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$151,943	8.00%	$242,049	12.74%	N/A
Eurobank	152,030	8.00%	198,395	10.44%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	75,971	4.00%	223,307	11.76%	N/A
Eurobank	76,015	4.00%	159,653	8.40%	>6.00%
Tier I Capital (to average assets):
Consolidated	99,056	4.00%	223,307	9.02%	N/A
Eurobank	99,013	4.00%	159,653	6.45%	>5.00%

	2005
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$141,479	8.00%	$238,570	13.49%	N/A
Eurobank	141,836	8.00%	190,070	10.72%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	70,740	4.00%	220,157	12.45%	N/A
Eurobank	70,918	4.00%	151,657	8.55%	>6.00%
Tier I Capital (to average assets):
Consolidated	94,199	4.00%	220,157	9.35%	N/A
Eurobank	94,172	4.00%	151,657	6.44%	>5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the nine months ended September 30, 2006 and 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and August 9, 2006, respectively, including the following:

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

•	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends on common stock;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we could be negatively impacted by downturns in the Puerto Rican economy;

•	the long term effects of Puerto Rico’s two-weeks government shutdown during May 2006 in an effort to address the Island’s budgetary problems will take time to evaluate;

•	the proportion of core and non-core funding contrast sharply with that of the mainland and in recent days contributed to a sharp increase in funding costs; and

•
we rely heavily on short-term funding sources, such as brokered deposits, which access could be restricted if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines.

These factors and the risk factors referred in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and August 9, 2006, respectively, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros, Inc. As of September 30, 2006, we had, on a consolidated basis, total assets of $2.5 billion, net loans and leases of $1.7 billion, total deposits of $1.7 billion, and stockholders’ equity of $170.3 million. We currently operate through a network of 23 branch offices located throughout Puerto Rico.

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

Key Performance Indicators at September 30, 2006

We believe the following were key indicators of our performance and results of operations through the third quarter of 2006:

•	our total assets increased to $2.501 billion, or by 6.12% on an annualized basis, at the end of the third quarter of 2006, from $2.391 billion at the end of 2005;

•	our total loans grew to $1.689 billion at the end of the third quarter of 2006, representing an increase of 11.09% on an annualized basis, from $1.559 million at the end of 2005;

•	our nonperforming assets increased to $65.9 million, or by $62.61% on an annualized basis, at the end of the third quarter of 2006, from $45.8 million at the end of 2005;

•	our total revenue grew to $43.6 million in the third quarter of 2006, representing an increase of 17.34%, from $37.2 million in the same period of 2005;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.73% and 2.19% for the third quarter of 2006, respectively, compared to 3.14% and 2.73%, respectively, for the same period in 2005;

•	our provision for loan and lease losses grew to $4.8 million in the third quarter of 2006, representing an increase of 60.83%, from $3.0 million in the same period of 2005;

•	our total noninterest expense grew to $11.5 million in the third quarter of 2006, representing an increase of 23.48%, from $9.3 million in the same period of 2005; and

•	our effective tax rate decreased to 25.46% in the third quarter of 2006, from 33.50% in the same period of 2005.

These items, as well as other factors, contributed to the decrease in net income for the third quarter of 2006 to $1.4 million from $ 4.8 million for the same period in 2005, or $0.06 per common share as compared to $0.23 per common share for the same period in 2005, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. The allowance for loan and lease losses amounted to $18.4 million, $18.2 million and $15.3 million as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Losses charged to the allowance amounted to $13.6 million for the nine months ended September 30, 2006 compared to $12.4 million for the same period in 2005. Recoveries were credited to the allowance in the amounts of $2.2 and $2.3 for those same periods, respectively.

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

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends. Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually, could lead to additional reserves. We also track the ratio of net charge-offs to total portfolio outstanding.

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

To estimate the fair value of servicing assets we use an independent third party to consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets at the dates the sales were completed during the year ended December 31, 2005, were as follows: March 23, 2005: prepayment rate of 15.12%; weighted average life of 3.68 years; and a discount rate of 8.15%; September 29, 2005: prepayment rate of 17.16%; weighted average life of 3.51 years; and a discount rate of 8.83%; and September 30, 2005: prepayment rate of 17.16%; weighted average life of 3.46 years; and a discount rate of 9.43%. There was no sale of lease financing contracts during the first nine months of 2006. Impairment analyses were performed in June 2006 and December 2005 by an independent third party and it was determined that there was no impairment, respectively. Net servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $1.1 million, $2.4 million and $3.0 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, as necessary. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $3.8 million, $1.5 million, and $3.0 million as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Other repossessed assets amounted to $10.0 million, $8.0 million and $7.2 million as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation.

During the first quarter of 2006, we made certain refinements to our methodology for estimating net realizable value of vehicles upon repossession. We feel these improvements in our estimation procedures, together with revisions in the determination of the allowance for automobile lease losses, will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

During the third quarter of 2006, we increased the valuation allowance of repossessed vehicles in an effort to expedite the disposition of slow moving inventory. This new strategy resulted from management’s decision of being more aggressive on the disposition of these units in the future in an effort to reduced the build-up of the inventory.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale by the book value of repossessed assets sold. The total loss ratio on sale of repossessed vehicles was 26.6% and 23.2% for the third quarter and first nine months of 2006, respectively, compared to 19.5% and 17.2% for those same periods in 2005. The increase in our total loss ratio on the sale of repossessed vehicles for the third quarter and first nine months of 2006 compared to the same periods in 2005 was mainly due to the portfolio deterioration and to the sale of damaged units previously charged-off as part of our strategy to aggressively dispose of deteriorated repossessed vehicles.

For the third quarter and first nine months of 2006, the total loss on sale of repossessed equipment was $377,000 and $347,000, respectively, compared to a total gain of $37,000 and total loss of $96,000 for the same periods in 2005. The increase in the total loss on sale of repossessed equipment during the third quarter and first nine months of 2006 was due to the sale of damaged equipment previously charged-off as part of our strategy to aggressively dispose of deteriorated repossessed equipment.

We also monitor the ratio of total loss on the leasing business to the average balance of our leasing portfolio. This ratio is determined by dividing the sum of annualized net charge offs, declines in value, repairs and the gain or loss on sale during the period by the average balance of the leasing portfolio. The annualized total loss ratio on the leasing business was 2.72% and 2.29% for the third quarter and first nine months of 2006, respectively, compared to 1.90% and 1.55% for those same periods in 2005. The increase in our total loss on the leases business during the first nine months of 2006 compared to the same period in 2005 was mainly due to the combined effect of portfolio deterioration and a decrease in our lease portfolio to $458.7 million as of September 30, 2006, from $487.9 million at the end of fiscal 2005. We have been closely monitoring the lease portfolio and have tightened underwriting standards in order to manage delinquencies and possible future losses.

For the third quarter and first nine months of 2006, the total loss ratio on sale of repossessed boats was 37.9% and 39.7%, respectively, compared to 12.1% and 44.1% for the same periods in 2005. The boat financing portfolio amounted to $38.3 million as of September 30, 2006. The decrease in the total loss ratio on sale of repossessed boats during the first nine months of 2006 when compared to the same period in 2005 was mainly due to the sale of five high profile boats, which resulted in lower losses for the nine-month period ended September 30, 2006.

Results of Operations as of and for the Nine months ended September 30, 2006 and 2005

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

Net interest income decreased by 3.26%, or $558,000, to $16.5 million and increased by 0.74%, or $374,000, to $51.0 million in the third quarter and first nine months of 2006, respectively, from $17.1 million and $50.6 million in the same periods of 2005. The changes in the net interest income resulted from the combined effect of net increases in volumes and rates, but mainly to increased rates during the third quarter of 2006 and increased volumes during the first nine months of 2006, still impacted by increased rates in interest-bearing liabilities, as shown on the table on page 29.

Total interest income increased by 20.55% to $41.8 million for the third quarter of 2006, compared to $34.7 million for the same period in 2005. Total interest income for the nine months ended September 30, 2006 increased by 23.91% to $119.4 million, compared to $96.4 million for the same period last year. These increases were due to the combined effect of increases in average interest-earning assets and higher yields resulting from increased interest rates during 2006. Our average interest-earning assets increased by $128.4 million (5.71%) and by $210.7 million (9.94%) to $2.4 billion and $2.3 billion in the third quarter and first nine months of 2006, respectively, compared to $2.2 billion and $ 2.1 billion for the same periods in prior year. Average net loans increased by $158.6 million (10.51%) and $170.6 million (11.75%) to $1.7 billion and $1.6 billion in the third quarter and first nine months of 2006, respectively, compared to $1.5 billion for each same period in prior year. These increases resulted from organic growth. During the nine-month period ended September 30, 2006, we benefited from the higher average balances of loans and the higher interest rate environment.

Total interest expense increased by 43.65% to $25.3 million in the third quarter of 2006, compared to $17.6 million in the same period of 2005. Total interest expense for the nine months ended September 30, 2006 was $68.5 million, compared to $45.8 million in the same period last year. These increases resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds during 2006, mainly on brokered deposits, jumbo deposits, and other borrowings. Average interest-bearing liabilities increased by 6.32% and 10.84% to $2.1 billion in the third quarter and first nine months of 2006, respectively, compared to $2.0 billion and $1.9 billion in the same periods of 2005. The average interest rate we paid for interest-bearing liabilities for the third quarter and first nine months of 2006 increased to 5.47% and 5.02%, respectively, from 3.97% and 3.63% for same periods in 2005.

Net interest margin and spread on a fully taxable equivalent basis decreased to 2.73% and 2.19% for the third quarter of 2006, respectively, compared to 3.14% and 2.73% for the same period in 2005. For the first nine months of 2006, net interest margin and spread on a fully taxable equivalent basis decreased to 2.95% and 2.44%, respectively, compared to 3.31% and 2.91% for the same period in 2005. These declines in margin and spread were primarily caused by the rising short-term interest rates and an inverted yield curve, which caused borrowing costs to increase at a faster rate than the yield on earning-assets, and to the fact that the increase in average deposits has been substantially in brokered deposits, a higher cost category.

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

	For the Quarter Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,667,880	$33,602	8.15%	$1,509,234	$27,874	7.46%
Securities of U.S. government agencies(3)	607,218	6,919	6.55	652,808	5,951	5.16
Other investment securities(3)	46,667	581	7.03	43,273	460	5.80
Puerto Rico government obligations(3)	9,850	113	6.58	8,406	84	5.66
Securities purchased under agreements to resell and federal funds sold	35,444	482	5.69	30,105	295	4.77
Interest-earning deposits	11,293	152	5.38	6,153	50	3.25
Total interest-earning assets	$2,378,352	$41,849	7.66%	$2,249,979	$34,714	6.70%
Total noninterest-earning assets	83,817			80,084
TOTAL ASSETS	$2,462,169			$2,330,063

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$23,791	$141	2.39%	$39,578	$205	2.09%
NOW deposits	48,838	291	2.39	47,290	216	1.83
Savings deposits	172,836	1,013	2.35	247,900	1,439	2.32
Time certificates of deposit in denominations of $100,000 or more	1,242,217	15,225	5.33	912,218	8,613	3.99
Other time deposits	109,847	1,060	3.87	142,046	1,122	3.16
Other borrowings	544,248	7,585	7.53	625,465	6,028	5.06
Total interest-bearing liabilities	$2,141,777	$25,315	5.47%	$2,014,497	$17,623	3.97%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	128,918			129,040
Other liabilities	27,177			17,448
Total noninterest-bearing liabilities	156,095			146,488
STOCKHOLDERS’ EQUITY	164,297			169,078
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,462,169			$2,330,063
Net interest income(4)		$16,534			$17,091
Net interest spread(5)			2.19%			2.73%
Net interest margin(6)			2.73%			3.14%
__________
(1) Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 43.5% and 41.5% tax rate for the quarters ended September 30, 2006 and 2005, respectively.

(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $668,000 and $295,000 for the quarters ended September 30, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended September 30, 2006 and 2005 was $33.9 million and $27.0 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Available-for-sale investments are adjusted for unrealized gain or loss.

(4) Net interest income on a tax equivalent basis was $16.3 million and $17.7 million for the quarters ended September 30, 2006 and 2005, respectively.

(5) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(6) Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,622,194	$95,524	7.94%	$1,451,570	$78,962	7.32%
Securities of U.S. government agencies(3)	611,881	20,463	6.40	589,550	15,194	4.86
Other investment securities(3)	44,921	1,623	6.82	36,510	1,157	5.76
Puerto Rico government obligations(3)	9,256	300	6.20	9,103	272	5.64
Securities purchased under agreements to resell and federal funds sold	35,458	1,249	5.15	26,886	644	3.62
Interest-earning deposits	7,276	287	5.26	6,631	172	3.46
Total interest-earning assets	$2,330,986	$119,446	7.46%	$2,120,250	$96,401	6.54%
Total noninterest-earning assets	79,709			77,798
TOTAL ASSETS	$2,410,695			$2,198,048

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$27,164	$458	2.27%	$57,215	$901	2.12%
NOW deposits	46,405	774	2.23	48,287	659	1.82
Savings deposits	193,378	3,390	2.34	263,960	4,521	2.28
Time certificates of deposit in denominations of $100,000 or more	1,205,427	41,231	4.97	805,582	21,834	3.80
Other time deposits	117,232	3,160	3.60	161,065	3,691	3.06
Other borrowings	504,246	19,452	6.90	553,045	14,187	4.49
Total interest-bearing liabilities	$2,093,852	$68,465	5.02%	$1,889,154	$45,793	3.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	129,046			127,877
Other liabilities	23,634			16,602
Total noninterest-bearing liabilities	152,680			144,479
STOCKHOLDERS’ EQUITY	164,163			164,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,410,695			$2,198,048
Net interest income(4)		$50,981			$50,608
Net interest spread(5)			2.44%			2.91%
Net interest margin(6)			2.95%			3.31%
__________
(1)  Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 43.5% and 41.5% tax rate for the nine months periods ended September 30, 2006 and 2005, respectively.

(2)   Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.9 million and $391,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended September 30, 2006 and 2005 was $33.9 million and $27.0 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)  Available-for-sale investments are adjusted for unrealized gain or loss.

(4)  Net interest income on a tax equivalent basis was $51.6 million and $52.7 million for the first nine months of 2006 and 2005, respectively.

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

	Three Months Ended September 30, 2006 Over 2005 Increases/(Decreases) Due to Change in			Nine Months Ended September 30, 2006 Over 2005 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$2,930	$2,798	$5,728	$9,282	$7,280	$16,562
Securities of U.S. government agencies	(416)	1,384	968	576	4,693	5,269
Other investment securities	36	85	121	267	199	466
Puerto Rico government obligations	14	15	29	5	23	28
Securities purchased under agreements to resell and federal funds sold	52	135	187	205	400	605
Interest-earning time deposits	42	60	102	17	98	115
Total interest-earning assets	$2,658	$4,477	$7,135	$10,352	$12,693	$23,045

INTEREST PAID ON:
Money market deposits	$(82)	$18	$(64)	$(473)	$30	$(443)
NOW deposits	7	68	75	(26)	141	115
Savings deposits	(436)	10	(426)	(1,209)	78	(1,131)
Time certificates of deposit in denominations of $100,000 or more	3,116	3,496	6,612	10,837	8,560	19,397
Other time deposits	(254)	192	(62)	(1,004)	473	(531)
Other borrowings	(783)	2,340	1,557	(1,252)	6,517	5,265
Total interest-bearing liabilities	$1,568	$6,124	$7,692	$6,873	$15,799	$22,672
Net interest income	$1,090	($1,647)	($557)	$3,479	($3,106)	$373
__________
(1) Loan fees have been included in the calculation of interest income. Loan fees were approximately $668,000 and $1.9 million for the third quarter and first nine months of 2006, respectively, compared to $295,000 and $391,000 for the same periods in 2005. Loans includes nonaccrual loans, which balance as of the periods ended September 30, 2006 and 2005 was $33.9 million and $27.0 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

The provision for loan and lease losses for the quarter ended September 30, 2006 was $4.8 million, or 94.5% of net charge-offs, compared to $3.0 million or 79.5% of net charge-offs for the same quarter in 2005. For the nine months ended September 30, 2006 and 2005, the provision for loan and lease losses was $11.6 million, or 101.9% of net charge-offs, and $6.3 million, or 62.7% of net charge-offs, respectively.  The increase in the provision was a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering the growth in the loan portfolio, net-charge offs, delinquencies and related loss experience. During the third quarter of 2006, the net charge-offs increased to $5.1 million, from $3.8 million in the same period of 2005. Net charge-offs during the first nine months of 2006 increased to $11.4 million, from $10.1 million in the same period in 2005. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

 In addition, steady growth in our commercial lending portfolio has dictated continual increases in our provision for loan and lease losses. In the other lending categories, such as consumer lending, residential construction lending and mortgage lending, growth has not been robust. We have experienced deterioration of our leasing portfolio and accordingly, we have been closely monitoring related portfolio losses in connection with determining the allowance for possible loan and lease losses and related provision.

Also, in order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine, if necessary, the additional provision for loan and lease losses. Individual credits that are less than satisfactory or delinquent are reviewed on an ongoing basis to determine whether additional provisions are necessary. We believe existing allowance levels are appropriate.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)

Service charges and other fees	$2,156	121.2%	$2,325	94.2%
Gain on sale of loans and leases, net	133	7.5	399	16.2
Gain (loss) on sale of repossessed assets and on disposition of other assets, net	(511)	(28.7)	(256)	(10.4)

Total noninterest income	$1,778	100.0%	$2,468	100.0%

	Nine Months Ended September 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)

Service charges and other fees	$6,228	93.1%	$6,702	113.0%
Loss on non-hedging derivatives, net	—	—	(944)	(15.9)
Gain on sale of loans and leases, net	262	3.9	922	15.5
Loss on sale of securities, net	—	—	(230)	(3.9)
Gain (loss) on sale of repossessed assets and on disposition of other assets, net	201	3.0	(515)	(8.7)

Total noninterest income	$6,691	100.0%	$5,935	100.0%

Our total noninterest income for the third quarter and first nine months of 2006 was $1.8 million and $6.7 million, respectively, from $2.5 million and $5.9 million for the same periods in 2005. Noninterest income represented approximately 0.28% and 0.27% of average assets as of September 30, 2006 and 2005, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees decreased to $2.2 million and $6.2 million in the third quarter and first nine months of September 30, 2006, from $2.3 million and $6.7 million at the same periods in 2005. The decrease in service charges and other fees during the first nine months of 2006 when compared to the same period in 2005 was primarily due to a decrease of approximately $179,000 in trust fees and approximately $265,000 in non-sufficient funds charges on deposits accounts.

Another component of noninterest income for the first nine months of 2005 is the net loss on non-hedging derivatives. Noninterest income reflects a $944,000 loss on non-hedging derivatives, which reflected a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued, and a $132,000 gain on such derivatives in the second quarter of 2005 resulting from their early termination in April 2005. The derivatives were assumed in connection with the acquisition of The Bank & Trust of Puerto Rico in May 2004.

For the third quarter and first nine months of 2006, gain on sale of loans and leases was $133,000 and $262,000, respectively, compared to $399,000 and $922,000 for the same periods in 2005. This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts. During the third quarter and first nine months of 2006, we sold $4.7 million and $9.6 million in mortgage loans to other financial institutions on a spot loan basis, respectively, compared to $5.6 million and $17.5 million for the same periods in 2005. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $133,000 and $262,000 for the third quarter and first nine months of 2006, respectively, compared to $51,000 and $209,000 for those same periods in 2005. In June 2006, we became a Government National Mortgage Association’s issuer. In order to take advantage of this designation, we are increasing our volume of mortgage loans originations and have restructured the mortgage loans department to increase our sales in the secondary market. In the third quarter and first nine months of 2006, our mortgage loan portfolio grew by $9.3 million, or 60.95% on an annualized basis, and by $25.2, or 74.76% on an annualized basis, respectively, from $62.0 million and $45.8 million in the second quarter of 2006 and December 31, 2005, respectively.

In addition, in March and September 2005, we sold lease financing contracts carrying values of $14.9 million and $15.0 million, respectively. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $365,000 and $348,000, respectively. These lease contracts were sold on a limited recourse basis. The recourse is limited to a maximum of 5.0% of the outstanding aggregate principal balance at repossession date of all leases sold. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $106,000 on March 23, 2005 and $120,000 in September 2005, and have included such estimate in the other liabilities section of our balance sheet as of September 30, 2006 and December 31, 2005. There was no sale of lease financing contracts during the first nine months of 2006.

During the first quarter of 2005, we recognized a $230,000 loss on sale of $40.0 million in U.S. Treasury obligations available for sale, which were sold in an effort to improve the yields of the available for sale securities portfolio. No securities were sold during the first nine months of 2006, the second and third quarters of 2005.

For the third quarter of 2006, we experienced a net loss on sale of repossessed assets and on disposition of other assets of $511,000, compared to a net loss of $256,000 for the same period in 2005. The increase in the loss on sale of repossessed assets during the third quarter of 2006 mainly resulted from higher volumes in sales, although losses per unit during the third quarter of 2006 were lesser than losses in the same quarter of 2005. During the first nine months of 2006, we experienced a net gain on sale of repossessed assets and on disposition of other assets of $201,000, compared to a net loss of $515,000 during the same period in 2005. The increase in gain on sale of repossessed assets during the first nine months of 2006 was mainly due to the sale of a real estate property during the second quarter of 2006, which resulted in a gain of approximately $360,000.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)

Salaries and employee benefits	$4,536	39.3%	$3,459	37.1%
Occupancy and equipment	2,587	22.5	2,056	22.0
Professional services, including directors’ fees	967	8.4	925	9.9
Office supplies	330	2.9	316	3.4
Other real estate owned and other repossessed assets expenses	1,012	8.8	248	2.7
Promotion and advertising	324	2.8	175	1.9
Lease expenses	157	1.4	248	2.7
Insurance	293	2.5	256	2.7
Municipal and other taxes	420	3.6	409	4.4
Commissions and service fees credit and debit cards	318	2.8	312	3.3
Other noninterest expense	577	5.0	926	9.9
Total noninterest expense	$11,521	100.0%	$9,330	100.0%

	Nine Months Ended September 30,
	2006		2005
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$14,012	42.5%	$10,793	39.4%
Occupancy and equipment	7,087	21.4	6,103	22.2
Professional services, including directors’ fees	3,155	9.5	2,787	10.1
Office supplies	1,023	3.1	917	3.3
Other real estate owned and other repossessed assets expenses	1,742	5.3	822	3.0
Promotion and advertising	841	2.5	538	2.0
Lease expenses	479	1.4	606	2.2
Insurance	794	2.4	808	2.9
Municipal and other taxes	1,237	3.7	1,266	4.6
Commissions and service fees credit and debit cards	997	3.0	1,022	3.7
Other noninterest expense	1,738	5.2	1,807	6.6
Total noninterest expense	$33,105	100.0%	$27,469	100.0%

Our total noninterest expense increased to $11.5 million and $33.1 million in the third quarter and first nine months of 2006, respectively, compared to $9.3 million and $27.5 million for the same periods in 2005. This represents an increase in noninterest expense of 23.48% and 20.52%, respectively. This increase can be attributed mainly to the expanded personnel and occupancy costs associated with our business growth and the recent opening of two new branches in September and December 2005, respectively; an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future; salary increases for year 2005, which were effective in January 2006; and an increase in employee headcount mainly from the restructuring of the mortgage loan department to take advantage of the opportunities available in this area on the Island and also to increase our sales in the secondary market. Noninterest expenses as a percentage of average assets increased to 0.47% and 1.37% in the third quarter and first nine months of 2006, respectively, compared to 0.40% and 1.25% for the same periods in 2005. Our efficiency ratio was 63.83% and 56.77% for the third quarter and first nine months of 2006, respectively, compared to 46.24% and 46.88% for the same periods in 2005. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $4.5 million and $14.0 million for the third quarter and first nine months of 2006, respectively, compared to $3.5 million and $10.8 million for the same periods in 2005, representing an increase of 31.14% and 29.82% for the comparable periods. This increase in salaries and employee benefits resulted from the increases in personnel, as previously explained, normal salary increases and related employees’ benefits, and in part to an increase of $155,000 related to stock based compensation expense. Despite the new branch openings and significant asset growth in the past year, we have limited full-time employee growth by making efficient use of existing employees. We had 492 full-time equivalent employees as of September 30, 2006, compared with 472 as of September 30, 2005. Our volume of assets per employee slightly increased to $5.1 million as of September 30, 2006, from $5.0 million for the same period in 2005.

Occupancy and equipment expenses totaled $2.6 million and $7.1 million for the third quarter and first nine months of 2006, respectively, compared to $2.1 million and $6.1 million for the same periods in 2005, representing an increase of 25.83% and 16.12% for the comparable periods. This increase is attributable primarily to the expansion of our branch network and franchise, as mentioned before.

Professional and directors’ fees were $967,000 and $3.2 million, or 8.4% and 9.5% of total noninterest expenses, for the third quarter and first nine months of 2006, respectively, compared to $925,000 and $2.8 million, or 9.9% and 10.1% of total noninterest expenses, for the comparable periods in 2005. The increase in professional and directors’ fees during the third quarter of 2006 when compared to the same period in 2005 was mainly due to an increase in audit fees and brokerage expenses from the trust department. The professional and directors’ fees for the first nine months of 2006 included $300,000 related to additional expenses billed by our former external auditors in connection with year 2005 audit and compliance with the Sarbanes Oxley Act. These additional expenses were recorded during the first quarter of 2006.

Our expenses related to OREO and repossessed assets were $1.0 million and $1.7 million, or 8.8% and 5.3% of total noninterest expenses, for the third quarter and first nine months of 2006, respectively, compared to $248,000 and $822,000, or 2.7% and 3.0% of total noninterest expenses, for the same periods in 2005. This increase was mainly due to the combined effect of an increase in the average number of repossessed vehicles in inventory, which resulted in increased repairs and maintenance expenses, and an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future. During the first nine months of 2006, the average number of repossessed vehicles in inventory increased by 65.51% to 523 units, when compared to 316 vehicles for the same period in 2005. Repossessed assets are initially recorded at the lower of net realizable value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at net realizable value. Any subsequent declines in the net realizable value or other adjustments made to expedite the disposition of these assets are charged to current operations.

Promotion and advertising increased to $324,000 and $841,000 for the third quarter and first nine months of 2006, respectively, compared to $175,000 and $538,000 for the same periods in 2005. This increase was mainly attributable to an advertising campaign as part of the expansion of the mortgage loan department.

Leases expenses decreased to $157,000 and $479,000 for the third quarter and first nine months of 2006, respectively, compared to $248,000 and $606,000 for those same periods in 2005. These expenses are primarily comprised of registration costs on leased vehicles. This decrease was mainly attributable to a reduction of 35.47% in lease portfolio originations.

Insurance expenses were $293,000 and $256,000, or 2.5% and 2.7% of total noninterest expenses, for the third quarter of 2006 and 2005, respectively. For the first nine months of 2006, insurance expenses decreased to $794,000 from $808,000 during the same period in 2005. Although these was a reduction of insurance expenses upon the modifications of the coverage on our repossessed assets’ inventory during the second quarter of 2006, it was basically offset by the increase in the average number of vehicles repossessed during the first nine months of 2006, as previously mentioned.

Municipal and other taxes were $420,000 and $1.2 million for the third quarter and first nine months of 2006, respectively, compared to $409,000 and $1.3 million for the same periods in 2005. The decrease during the first nine months of 2006 was mainly due to the net effect of an increase in our volume of patents’ amortization and the fully amortization during the second quarter of 2005 of patents acquired from The Bank & Trust of Puerto Rico in May 2004.

Other noninterest expenses decreased to $577,000 and $1.7 million for the third quarter and first nine months of 2006, respectively, when compared to $926,000 and $1.8 million for the same periods in 2005. The decrease during the third quarter of 2006 year was mainly attributable to the recording of a provision for losses on other assets of $480,000 related to a boat insurance claim during the third quarter of 2005. Other noninterest expenses are mainly comprised of loan processing and other miscellaneous expenses.

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

In addition, on May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposed an additional transitory tax of 2% on taxable income. This tax is applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable year beginning after December 31, 2005 and ending on or before December 31, 2006. This law also states that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

During the third quarter of 2006, income tax expense decreased to $495,000, compared to $2.4 million for the same quarter in 2005. Also, for the nine months ended September 30, 2006, the income tax expense decreased to $4.9 million, compared to $7.9 million for the same period in 2005. The decrease in income tax expense during the nine months ended September 30, 2006 resulted from the net effect of a $12.9 million pre-tax income and a 38.15% effective tax rate, compared to a $22.7 million pre-tax income and a 34.65% effective tax rate for the same period in 2005. In addition, during 2006, the Company purchased at a discount, tax credits in the amount of approximately $3.8 million, resulting in an income tax benefit of $376,000. The increase in the effective tax rate during the nine months ended September 30, 2006 mainly resulted from the increase in taxable income as a percentage of total income and the additional temporary taxes recently approved by the Puerto Rico Legislature, as explained below.

The approval of the additional transitory taxes of 4.5% over the original maximum statutory tax rate of 39% resulted in additional income tax expense of $469,000 for the first nine months of 2006, comprised of an increase in current tax expense of $602,000, and a deferred tax benefit of $133,000.

Our deferred tax provision decreased to a benefit of $548,000 and $614,000 for the third quarter and first nine months of 2006, respectively, compared to an expense of $1.9 million and $6.4 million for the same periods in 2005. This decrease was mainly due to the net effect of: a decrease in the net operating losses consumed during the first nine months of 2006, when compared to the consumption in the same period of 2005 and a decrease in deferred tax liabilities, primarily the servicing assets and deferred loan fees, for the period ended September 30, 2006; affected by the additional tax of 4.5%. At September 30, 2006 and December 31, 2005, we had net deferred tax assets of $5.7 million and $5.1 million as of the end of each period, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at September 30, 2006 will be realized.

On May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposes a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. We could use the full payment as a tax credit in the income tax return for the taxable year beginning after December 31, 2005 and the portion not used, if any, could be used in equal portions for up to the next four taxable years. This tax payment resulted in a disbursement of approximately $196,000 during the third quarter of 2006. No income tax expense was recorded since such payment will be used as a tax credit in the 2006’s income tax return.

Financial Condition

Our total assets as of September 30, 2006 were $2.501 billion, compared to $2.391 billion as of December 31, 2005. The increase in our total assets during the first nine months of 2006 was primarily due to the net effect of an increase in loans and leases from current operations and a decrease in investment securities and securities purchased under agreements to resell.

On an annualized basis, our total deposits increased by 0.86% to $1.745 billion as of September 30, 2006, compared to $1.734 billion as of December 31, 2005. The increase in deposits during the first nine months of 2006 was concentrated in brokered deposits, as further explained in the section of this discussion and analysis captioned “Deposits.”  Other borrowings increased to $556.2 million as of September 30, 2006, compared to $475.7 million as of December 31, 2005. This increase was mainly concentrated in the securities sold under agreements to repurchase.

As of September 30, 2006, our stockholders’ equity was $170.3 million, compared to $165.0 million as of December 31, 2005. In addition to earnings from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $8.1 million and $10.4 million during the first nine months of 2006 and the year 2005, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2006 and December 31, 2005, we had $20.3 and $20.8 million in interest-bearing deposits in other financial institutions, respectively. Also, we had $44.6 million and $54.1 million in purchased securities under agreements to resell for those same periods, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.17% and 4.80% for the nine month period ended September 30, 2006 and the year 2005, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2006:
U.S. government agencies obligations	$234,868	$231,887	$3,307	$3,216	$238,175	$235,104
Collateralized mortgage obligations	322,185	317,721	30,423	29,673	352,608	347,394
Mortgage-backed securities	55,219	54,481	5,593	5,444	60,812	59,925
State and municipal obligations	9,928	9,971	—	—	9,928	9,971
Other investments	—	—	11,239	11,239	11,239	11,239
Total	$622,200	$614,061	$50,562	$49,572	$672,762	$663,633

December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	7,902	7,821
Other investments	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$53,123	$52,063	$690,631	$679,143

During the first nine months of 2006, the investment portfolio decreased by approximately $15.6 million to $664.6 million as of September 30, 2006, from $680.2 million as of December 31, 2005. The change from December 31, 2005 was primarily due to the net effect of:

•	the purchase of $20.0 million in US government agencies obligations, $53.7 million in mortgage backed securities, and $5.0 million of Puerto Rico Agency Notes;

•	prepayments for approximately $77.0 million of mortgage backed securities;

•	a decrease of $7.9 million in US government agencies obligations due to monthly principal prepayments and maturity of FHLB, FNMA & FHLMC obligations and the redemption of FHLB stocks;

•	the maturity of $8.0 million in US government agencies obligations and $3.0 million in Puerto Rico Agency Notes;

•	a decrease of $2.3 million in the unrealized net loss on investment securities available for sale; and

•	a net premium amortization of $737,000.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first half of 2006, we have seen higher interest in the short term of the curve and we have been able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 7 years. We did not purchase any securities during the third quarter of 2006. As of September 30, 2006, after above-mentioned transactions, the estimated average maturity was approximately 3.14 years and the average yield was approximately 4.58%, compared to an estimated average maturity of 2.77 years and to an estimated average yield of 4.26% for December 31, 2005. As of September 30, 2006, investment securities having a carrying value of approximately $612.2 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Nine Months Ended September 30, 2006
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$81,214	4.12%	$132,397	4.32%	$18,277	5.65%	$—	—%	$231,888	4.36%
Mortgage backed securities(3)	32,249	4.06	15,184	4.69	5,938	5.47	1,111	7.12	54,482	4.45
Collateral mortgage obligations(3)	26,076	4.08	237,348	4.67	54,296	5.12	—	—	317,720	4.70
State & political subdivisions	3,026	3.41	1,653	6.14	5,292	4.71	—	—	9,971	4.55

Total investments available-for-sale	$142,565	4.08%	$386,582	4.56%	$83,803	5.24%	$1,111	7.12%	$614,061	4.55%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,307	3.95%	$—	—%	$—	—%	$3,307	3.95%
Mortgage backed securities(3)	—	—	—	—	5,593	4.94	—	—	5,593	4.94
Collateral mortgage obligations(3)	—	—	13,765	3.95	16,658	5.19	—	—	30,423	4.63
State & political subdivisions	—	—	—	—	—	—	—	—	—	—

Total investments held-to-maturity	$—	—%	$17,072	3.95%	$22,251	5.13%	$—	—%	$39,323	4.61%

Other Investments:
FHLB stock	9,859	5.75%	—	—%	—	—%	—	—%	9,859	5.75%
Investment in statutory trust	—	—	—	—	—	—	1,380	8.78	1,380	8.78
Total other investments	$9,859	5.75%	$—	—%	$—	—%	$1,380	8.78%	$11,239	6.12%
Total investments	$152,424	4.19%	$403,654	4.53%	$106,054	5.21%	$2,491	8.04%	$664,623	4.58%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.26% of these securities are held in our IBE’s. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated life of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of September 30, 2006, our investment in other earning assets included $9.9 million in FHLB stock and $1.4 million equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
Type	2006	2005
	(In thousands)

Statutory trusts	$1,380	$1,382
FHLB stock	9,859	9,270
Total	$11,239	$10,652

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.6 million and $936,000 as of September 30, 2006 and December 31, 2005, respectively:

	As of September 30,	As of December 31,
	2006	2005
	(In thousands)

Real estate secured	$779,342	$658,123
Leases	458,683	487,863
Other commercial and industrial	289,455	272,205
Consumer	61,903	63,980
Real estate - construction	104,538	82,468
Other loans	7,335	5,336
Gross loans and leases	$1,701,256	$1,569,975
Plus: Deferred loan costs, net	5,534	7,442
Total loans, including deferred loan costs, net	$1,706,790	$1,577,417
Less: Unearned income	(1,274)	(1,157)
Total loans, net of unearned income	$1,705,516	$1,576,260
Less: Allowance for loan and lease losses	(18,400)	(18,188)
Loans, net	$1,687,116	$1,558,072

As of September 30, 2006 and December 31, 2005, our total loans and leases, net of unearned income, were $1.706 billion and $1.576 billion, respectively. The increase in our loan and lease volume during the nine months ended September 30, 2006 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 68.3% as of September 30, 2006 from 66.0% as of December 31, 2005.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $779.3 million and $658.1 million as of September 30, 2006 and December 31, 2005, respectively. The increase of our real estate loans is due to the organic growth of the Bank, as explained before. The percentage of our real estate secured loans in relation to our total loan and lease portfolio, increased to 45.81% as of September 30, 2006, compared to 41.92% at the end of fiscal year 2005.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first nine months of 2006, approximately 76.39% of our lease financing contracts was for new automobiles, approximately 21.23% were for used automobiles and the remaining 2.38% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $458.7 million as of September 30, 2006, from $487.9 million as of December 31, 2005. This decrease was mainly due to the combined effect of a decrease in the volume of lease financing contracts’ originations and the repayment of the existing portfolio. Lease financing contracts, as a percentage of total loans and leases were 26.96% as of September 30, 2006 and 31.07% at the end of 2005.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review includes the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first nine months of 2006, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $289.5 million as of September 30, 2006, from $272.2 million as of December 31, 2005. Other commercial and industrial loans as a percentage of total loans were 17.02% as of September 30, 2006, and 17.34% at the end of 2005.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We have consumer loans only to complement our commercial business, and our branch managers do not emphasize these loans. Consumer loans decreased to $61.9 million as of September 30, 2006 from $64.0 million as of December 31, 2005. Consumer loans as a percentage of total loans and leases were 3.64% and 4.08% at September 30, 2006 and December 31, 2005, respectively. Consumer loans as of September 30, 2006 included a boat portfolio of $38.3 million acquired as a result of the acquisition of former BankTrust back in May 2004, $14.2 million in unsecured installment loans, and credit cards and open-end loans for $9.5 million.

Construction loans are not a significant part of our total loan portfolio. Construction loans totaled $104.5 million and $82.5 million as of September 30, 2006 and December 31, 2005, respectively. Construction loans as a percentage of total loans and leases were 6.14% and 5.25% as of September 30, 2006 and December 31, 2005, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.6 million, as of September 30, 2006, excluding non-accrual loans amounting to $33.9 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans, which comprise both commercial and industrial loans, and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2006
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)

Real estate — construction	$133,966	$334	$9,565	$566	$2,512	$146,943
Real estate — secured	218,546	104,015	242,341	126,864	26,846	718,612
Other commercial and industrial	201,093	20,814	45,732	2,833	13,909	284,381
Consumer	12,508	12,634	1,372	34,230	376	61,120
Leases	9,309	400,427	-	45,222	-	454,958
Other loans	7,134	-	-	-	-	7,134
Total	$582,556	$538,224	$299,010	$209,715	$43,643	$1,673,148

(1) Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $408.1 million as of September 30, 2006.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of September 30,	As of December 31,
	2006	2005
	(Dollars in thousands)

Loans contractually past due 90 days or more but still accruing interest	$18,224	$8,560
Nonaccrual loans	33,927	27,703
Total nonperforming loans	52,151	36,263
Other real estate owned	3,763	1,542
Other repossessed assets	9,989	7,975
Total nonperforming assets	$65,903	$45,780
Nonperforming loans to total loans and leases	3.05%	2.30%
Nonperforming assets to total loans and leases plus repossessed property	3.83	2.89
Nonperforming assets to total assets	2.64	1.91

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

The nonperforming loans and leases increased to $52.2 million as of September 30, 2006, from $36.3 million as of December 31, 2005. The ratio of nonperforming loans and leases over total loans and leases increased to 3.05% as of September 30, 2006, from 2.30% as of December 31, 2005. This increase was mainly due to the combined effect of a $9.7 million increase in loans over 90 days past due still accruing interest and an increase of $6.2 million in nonaccrual loans. The increase in loans over 90 days still accruing interest was mainly concentrated in two commercial and construction loans secured by real estate, one for $3.8 million and the other for $2.3 million, with loan-to-values of 32% and 64%, respectively. It is important to point out that our historical losses on commercial and construction loans secured by real estate have been low. The increase in nonaccrual loans was mainly attributable to the combined effect of: an increase of $3.8 million in the commercial loans category, mostly secured by real estate; an increase of $1.5 million in the marine loans category, basically resulting from 15 loans classified as nonaccrual during the third quarter of 2006; and an increase of $1.2 million in lease financing contracts classified as nonaccrual loans. The increase in the commercial loans category included: two loans amounting to $1.6 million granted to different companies which are secured by real estate with loan-to-values of 71% and 84%, respectively; and other three loans amounting to $1.5 million granted to a construction company, for which real estate collateral is held for approximately 50% of the total debt and proceeds from specific assignments of construction contracts shall repay the remaining balance. At September 30, 2006, nonaccrual loans acquired from BankTrust amounted to $2.7 million, compared to $2.6 million as of December 31, 2005. We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles subject to lease contracts and boats. OREO and repossessed assets are initially recorded at the lower of net realizable value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of September 30, 2006, our OREO consisted of 26 properties with an aggregate value of $3.8 million, as compared to 13 properties with an aggregate value of $1.5 million as of December 31, 2005. During the first nine months of 2006, we repossessed 17 properties with an aggregate value of $4.8 million and sold 4 properties with an aggregate value of $2.6 million. In the third quarter of 2006, five properties with an aggregate value of $1.1 million were repossessed, of which four were related to a single credit facility. No repossessed properties were sold during the third quarter of 2006.

Other repossessed assets as of September 30, 2006 and December 31, 2005 were $10.0 million and $8.0 million, respectively. The increase in other repossessed assets was mainly due to the net effect of: an increase of $3.1 million in repossessed vehicles, and a decrease of $856,000 and $204,000 in repossessed boats and equipment, respectively. Even though the number of repossessed vehicles increased during the first nine months of 2006 when compared to the same period in 2005, the net increase during the nine months ended September 30, 2006, in term of units, was lower as sales of repossessed assets also increased for the first nine months of 2006 as compared to the same period in 2005. Total repossessed and sold vehicles during the first nine months of 2006 were 1,374 and 1,165, respectively, compared to 1,014 and 794 in the same period in 2005. We continue monitoring this inventory very closely and taking measures to prevent further deterioration and expedite its disposition. We have relocated our repossessed vehicles to a more accessible location in order to give them more exposure in an effort to increase sales to the public.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property increased to 3.83% as of September 30, 2006, from 2.89% as of December 31, 2005.

Allowance for Loan and Lease Losses

We have established an allowance for loan and lease losses to provide for loans and leases in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, monthly assessments of the probable estimated losses inherent in the loan and lease portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula described below and specific allowances for identified problem loans and leases and portfolio segments.

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

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of years, which on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

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

As a result of increasing loss ratios experienced in the later part of 2005, particularly with the Company’s auto lease portfolio, during the first quarter of 2006 we made some revisions to our methodology for the determination of the allowance for loan and lease losses to provide for more structured and timely monitoring of changes in loss trends and conditions. Additionally, new reports and analyses have been incorporated into our control process over such determination. In addition, as part of these revisions, we have also made some refinements to our methodology for estimating net realizable value of vehicles upon repossession. We feel these revisions will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

In August 2006, we incorporated a new component to the evaluation of the adequacy of the allowance. This new component serves as a management tool to measure the probable effect that the following current internal and external environmental factors could have on the historical loss factors currently in use:

•	levels of and trends in delinquencies and impaired loans;

•	levels of and trends in charge-offs and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	industry conditions; and

•	effects of changes in credit concentrations.

On a quarterly basis, a risk percentage is assigned to each environmental factor based on our judgment of the implied risk over each loan category. The result of our assumptions is then applied to the current period’s balance of loans outstanding to derive the probable effect these current internal and external environmental factors could have over the general portion of our allowance. The net allowance resulting from this procedure is included as an additional component in the evaluation of the adequacy of our allowance.

In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”),as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114, as amended. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on an annual basis. In addition, on a quarterly basis, the estimated allowance for non-classified loans is adjusted for the probable effect that current environmental factors could have on the historical loss factors currently in use. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Average total loans and leases outstanding during period	$1,641,923	$1,487,850
Total loans and leases outstanding at end of period, including loans held for sale	1,707,075	1,577,196
Allowance for loan and lease losses:
Allowance at beginning of period	18,188	19,039
Charge-offs:
Real estate — secured	576	-
Commercial and industrial	2,393	4,848
Consumer	1,407	2,600
Leases	9,100	8,991
Other loans	97	150
Total charge-offs	13,573	16,589

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Recoveries:
Real estate — secured	—	-
Commercial and industrial	512	486
Consumer	318	256
Leases	1,310	2,210
Other loans	16	11
Total recoveries	2,156	2,963
Net loan and lease charge-offs	11,417	13,626
Provision for loan and lease losses	11,629	12,775
Allowance at end of period	$18,400	$18,188
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.93%	0.92%
Allowance for loan and lease losses to total loans at end of period	1.08	1.15
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	82.73	74.92
Net loan and lease charge-offs to provision for loan and lease losses	98.18	106.66

(1) Annualized as of September 30, 2006.

The allowance for loan and lease losses increased by 1.2%, or $212,000 to $18.4 million at September 30, 2006, compared to $18.2 million at December 31, 2005. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.08% at September 30, 2006 from 1.15% at December 31, 2005. However, the loan portfolio growth during the first nine months of 2006 has been mostly concentrated in commercial loans secured by real estate, on which the risk of loss is lesser than in the other loan categories. We consider that the allowance for loan and lease losses, which is 1.08% of total loans and leases at September 30, 2006, is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience. For the nine months ended on September 30, 2006 and year 2005, we used a historical loss ratio in auto lease finance contracts of approximately 20.0% and 15.0%, respectively. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For the first nine months of 2006 and 2005, $1.7 million and $1.2 was charged off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the first nine months of 2006 and 2005, $577,000 and $1.1 million was charged off for this purpose, respectively.

Annualized net charge-offs as a percentage of average loans were 0.93% for the first nine months of 2006, compared to 0.91% and 0.92% for the fourth quarter and first nine months of 2005, respectively. Increase shown when comparing the first nine months of 2006 with the same period in 2005 was mainly due to the net effect of the deterioration of our lease portfolio and an increase in the average total loans net of unearned outstanding during 2006.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 98.18% as of September 30, 2006, from 106.66% at December 31, 2005. This decrease was mainly due to the combined effect of an increase in our provision for loan and lease losses to account for the loss trends in the leasing portfolio, as previously mentioned, and to the fact that part of the net charge-offs for year 2005 were related to loans acquired from The Bank & Trust of Puerto Rico in May 2004, in which adequate allowances were also required and accordingly, additional provision was not considered necessary to replenish the reduction in the allowance. The increase in net charge-offs on commercial loans secured by real estate was mainly related to previously classified loans.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $14.4 million at September 30, 2006 and $11.2 million at December 31, 2005. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the third quarter and first nine months of 2006 were $1.726 billion and $1.719 billion, respectively, compared to $1.505 billion for the year 2005. The increase in average deposits during the first nine months of 2006 was mainly concentrated in brokered deposits. The continuous asset growth of financial institutions on the Island and the reduction of local funding sources, in part due to the elimination of the Section 936 of the US Internal Revenue Code, have generated a fierce competition for core deposits on the Island.  During 2006, the fierce competition for local deposits made brokered deposits an attractive funding alternative, resulting in lower funding costs when compared to the unusually higher rates offered locally for time deposits.  We decided to pursue the use of the brokered deposits alternative to control the continuous increase in our funding cost. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended September 30,			Year Ended December 31,
	2006			2005
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$129,046	7.51%	-%	$129,676	8.62%	-%
Money market deposits	27,164	1.58	2.25	51,787	3.44	2.10
NOW deposits	46,405	2.70	2.22	46,421	3.09	1.85
Savings deposits	193,378	11.25	2.34	254,923	16.94	2.30
Time certificates of deposit in denominations of $100,000 or more	202,667	11.79	4.14	202,099	13.43	3.24
Brokered certificates of deposits in denominations of $100,000 or more	1,002,760	58.35	4.65	666,955	44.33	3.87
Other time deposits	117,232	6.82	3.59	152,787	10.15	3.10
Total deposits	$1,718,652	100.00%		$1,504,648	100.00%

Total deposits at September 30, 2006 and December 31, 2005 were $1.745 billion and $1.734 million, respectively, representing an increase of $11.1 million, or 0.86% on an annualized basis, in the first nine months of 2006. The following table presents the composition of our deposits by category as of the dates indicated:

	As of September 30, 2006	As of December 31, 2005
	(In thousands)
Interest bearing deposits:
NOW and money market	$70,124	$70,962
Savings	165,532	223,665
Brokered certificates of deposits in denominations of less than $100,000	1,114	2,972
Brokered certificates of deposits in denominations of $100,000 or more	1,065,714	964,233
Time certificates of deposits in denominations of $100,000 or more	210,236	203,708
Other time deposits	104,123	121,950
Total interest bearing deposits	$1,616,843	$1,587,490
Plus: non interest bearing deposits	128,406	146,638
Total deposits	$1,745,249	$1,734,128

In addition to the deposits we generate locally, we have also accepted brokered deposits to fund asset growth. The decrease in NOW and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the Island. Accordingly, we increased brokered deposits to $1.067 billion and $967.2 million as of September 30, 2006 and December 31, 2005, respectively. Most of our brokered deposits have maturities of one to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	September 30, 2006	December 31, 2005
	(In thousands)
Three months or less	$507,178	$421,582
Over three months through six months	302,797	250,982
Over six months through 12 months	168,183	184,880
Over 12 months	297,793	310,497
Total	$1,275,950	$1,167,941

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the third quarter of 2006 and the year ended December 31, 2005:

	Three Months Ended September 30, 2006	Year Ended December 31, 2005
	(Dollars in thousands)

Balance at period-end	$501,100	$419,860
Average monthly aggregate balance outstanding during the period	488,467	489,110
Maximum aggregate balance outstanding at any month-end	501,182	614,650
Weighted average interest rate for the period	5.26%	3.33%
Weighted average interest rate at period-end	5.29%	4.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the third quarter of 2006 and the year ended December 31, 2005:

	Three Months Ended September 30, 2006	Year Ended December 31, 2005
	(Dollars in thousands)

Balance at period-end	$8,720	$8,759
Average monthly aggregate balance outstanding during the period	8,725	10,059
Maximum aggregate balance outstanding at any month-end	121,292	10,404
Weighted average interest rate for the period	5.44%	4.93%
Weighted average interest rate at period-end	5.30%	5.37%

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, and a private placement. As of September 30, 2006 and December 31, 2005, total stockholders’ equity was $170.3 million and $165.0 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2006 and August 9, 2006, respectively.

As of September 30, 2006, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. However, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using brokered deposits as a short-term funding source. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$242,049	12.74%	≥ $151,943	≥ 8.00%	N/A
Eurobank.	198,395	10.44	≥ 152,030	≥ 8.00	≥ 190,038	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	223,307	11.76	≥ 75,971	≥ 4.00	N/A
Eurobank	159,653	8.40	≥ 76,015	≥ 4.00	≥ 114,023	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	223,307	9.02	≥ 99,056	≥ 4.00	N/A
Eurobank	159,653	6.45	≥ 99,013	≥ 4.00	≥ 123,767	≥ 5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	≥ $141,479	≥ 8.00%	N/A
Eurobank.	190,070	10.72	≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45	≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55	≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35	≥ 94,199	≥ 4.00	N/A
Eurobank	151,657	6.44	≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of September 30, 2006 and December 31, 2005 totaled approximately $232.2 million and $318.5 million, respectively. Our Core Basis Surplus liquidity level was 6.3% and 10.1% as of the same periods, respectively.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $314.8 million at September 30, 2006, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved clean overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $22.5 million at September 30, 2006.

Our net cash inflows from operating activities for the nine months ended September 30, 2006 were $44.9 million. During the first nine months of 2006 the net operating cash inflows were primarily provided by the combined effect of a decrease in other assets, an increase in accrued interest, expenses and other liabilities, and proceeds from sale of loans held for sale.

During 2005, asset growth was funded primarily with growth in deposits, mainly in brokered deposits, which increased $455.2 million. During 2005, cash inflows from operating activities exceeded cash outflows by $44.1 million.

Our net cash outflows from investing activities for the nine months ended September 30, 2006 and the year 2005 were $132.5 million and $319.6 million, respectively. The net investing cash outflows experienced during the first nine months of 2006 were mainly due to a net increase in loans. For 2005, the higher net investing cash outflows were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for the nine months ended September 30, 2006 and the year 2005 were $86.5 million and $277.9 million, respectively. During the first nine months of 2006, the net financing cash outflows were primarily provided by an increase in repurchase agreements and deposits. During 2005, the net financing cash inflows were primarily provided by the net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At September 30, 2006, the Bank had interest rate swap agreements which converted $29.1 million of fixed rate time deposits to variable rate time deposits of which $10.4 million will mature in 2010 and 2013 and $18.7 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” of the condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2006, we modeled rising and declining interest rate simulations in 100 basis point increments over two years. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year1) and a rate shock (year 2 and beyond) has on margin expectations.

In the September 30, 2006 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, but an exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and our decision to maintain the maturity of repurchase agreements and brokered deposits, our primary funding source, from 30 days to 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At September 30, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $3,000, or 0.0% lower than the net interest income in the rates unchanged scenario, and $384,000, or 0.52%, lower than the net interest income in the rates unchanged scenario at the September 30, 2006 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $274,000, or 0.36% higher than the net interest income in the rates unchanged scenario, and $1.1 million, or 1.39%, lower than the net interest income in the rates unchanged scenario at the September 30, 2006 simulation with a 200 basis point decrease. At September 30, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $546,000, or 0.73%, higher than the net interest income in the rates unchanged scenario, and $1.0 million, or 1.39%, higher than the net interest income in the rate unchanged scenario at the September 30, 2006 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $28,000, or 0.04% higher than the net interest income in the rates unchanged scenario, and $319,000, or 0.42%, lower than the net interest income in the rates unchanged scenario at the September 30, 2006 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2006:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At September 30, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$1,039	1.39%
+100 basis points over year 1	546	0.73
- 100 basis points over year 1	(3)	0.00
- 200 basis points over year 1	(384)	(0.52)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At September 30, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$(319)	(0.42)%
+100 basis points over year 2	28	0.04
- 100 basis points over year 2	274	0.36
- 200 basis points over year 2	(1,060)	(1.39)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, Eurobank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at September 30, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$44,608	$20,285	$—	$—	$—	$—	$64,893
Investment securities and FHLB/ Federal Reserve Bank stock	—	87,933	93,174	260,545	221,591	—	663,243
Loans	—	962,136	85,266	314,509	326,764	—	1,688,675
Fixed and other assets	—	—	—	—	—	84,167	84,167
Total assets	$44,608	$1,070,354	$178,440	$575,054	$548,355	$84,167	$2,500,978

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	23,901	—	—	341,260	—	365,161
Certificates of deposit	—	857,475	195,877	193,960	134,153	—	1,381,465
Borrowed funds		473,327	7,527	13,614	60,352	—	554,820
Other liabilities	—	—	—	—	—	29,258	29,258
Total swaps	—	30,800	—	(10,800)	(20,000)	—	—
Stockholders’ equity	—	10,763	—	—	—	159,511	170,274
Total liabilities and stockholders’ equity	$—	$1,396,266	$203,404	$196,774	$515,765	$188,769	$2,500,978
Period gap	$44,608	(325,912)	(24,964)	$378,280	32,590
Cumulative gap	$44,608	(281,304)	(306,268)	$72,012	$104,602
Period gap to total assets	1.78%	(13.03)%	(1.00)%	15.13%	1.30%
Cumulative gap to total assets	1.78%	(11.25)%	(12.25)%	2.88%	4.18%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	79.85%	80.85%	104.01%	104.52%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,200	$—	$—	$520
Notes payable to statutory trusts	—	—	—	46,393
Operating leases	1,995	2,784	2,339	11,631
Total	$10,195	2,784	2,339	58,544

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of September 30, 2006 and December 31, 2005, we had commitments to extend credit of $317.6 million and $265.3 million, respectively. These commitments included standby letters of credit of $7.9 and $7.0 million, for September 30, 2006 and December 31, 2005, respectively, and commercial letters of credit $1.3 million for those same periods.

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

Recent Developments

On December 18, 2001, Eurobank Statutory Trust I, one of our non-banking subsidiaries, issued $25.0 million in floating rate Trust Preferred Securities due in 2031, with an option to redeem in five years. We have submitted a notice to our trustee of our intent to redeem the trust preferred securities on December 18, 2006. Unamortized placements costs as of that date in the amount of approximately $626,000 will be written-off on that same date.

The interest on these capital securities is payable at an annual rate equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. Assuming a rate of 8.99%, the actual rate to be paid over these capital securities up to December 17, 2006, such redemption could represent savings of approximately $2.2 million in interest expense on notes payable to statutory trusts for fiscal year 2007.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). We previously reported that as of December 31, 2005, we had identified a material weakness in our internal control over financial reporting related to determining the allowance for loan and lease losses. While we have made progress in remediating the deficiencies in our internal control over financial reporting related to determining the allowance for loan and lease losses, there has been an insufficient period of time to determine whether the implemented processes are operating effectively. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 17, 2006, the Puerto Rico Legislature reached an agreement on the retail sales tax rate that was approved in July 2006 and the Government Development Bank for Puerto Rico granted a loan of up to $741 million to the Puerto Rico Department of the Treasury to cover payroll and operational expenses of the Central Government. In addition, the Government Development Bank for Puerto Rico authorized the issuance of $675 million in General Obligation Bonds, of which $173 million benefits the municipalities for public works and infrastructure, and $316 million covers anticipations authorized for these public works. As per the Government Development Bank for Puerto Rico, this millionaire investment will have an immediate effect on the local economy.

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

EUROBANCSHARES, INC.

Date: November 9, 2006	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Chief Financial Officer