Form 10-K
period 2006-12-31
EUROBANCSHARES INC
filed 2007-03-16
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value
$0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☐ No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $72.7 million.

The number of shares outstanding of the issuer’s Common Stock as of March 16, 2007 was 19,374,683 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2006, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

Our business operations, financial condition and results of operations are subject to certain risks. For further information on these risks, see Item 1A - Risk Factors of this Annual Report on Form 10-K.

ITEM 1. Business.

Overview

EuroBancshares, Inc. (the “Company,” “we,” “us,” “our,” or “ EuroBancshares” hereafter) is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros. As of December 31, 2006, we had, on a consolidated basis, total assets of $2.5 billion, net loans and leases of $1.7 billion, total deposits of $1.9 billion, and stockholders’ equity of $169.9 million.

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

We are a relationship-driven financial services company focused on providing personalized banking services. We established our position in the small and middle market business community as a secondary alternative to our larger competitors, who we believed were under-serving the market. Today, we compete head to head with all Puerto Rico commercial banks for the primary banking relationship of these customers. Our personalized customer service and experienced and focused management team are at the core of our strategy. While we have grown in size, we remain focused on providing services with a personal touch. Additionally, we have sought to further develop our footprint throughout the entire island by opening branches along the main vehicular arteries that circle Puerto Rico. By the year 2007, we intend to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico. We believe this is achievable with a 26 branch network.

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

Long-term, it is our objective to leverage our relationships with our primary customers by cross-selling a complete array of banking products and services directly or through third-party providers. Through our trust department and EuroSeguros, we seek to assist our customers with a full array of wealth management products and services.

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

We have developed a strategy that focuses on providing superior service through highly-qualified and relationship-oriented employees who are committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our strategy are:

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

●
Provide Superior and Convenient Service to Our Customers. We strive to provide superior customer service through convenient access to Eurobank’s branches and personalized relationship banking. We have 23 branch offices strategically located throughout Puerto Rico. Eurobank intends to open three additional branches by the end of 2007. After the addition of these new branch offices, we will have a branch office located within a convenient drive of approximately 80% of the island’s population. Under our business model, we provide each commercial customer with its own relationship manager for all its banking needs. These relationship managers and our executive management team regularly visit customers at their places of business.

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

●
Maximize Growth of our International Banking Entities (IBE). Because EBS Overseas, Eurobank’s IBE subsidiary, and EBS International Bank, a division of Eurobank, are generally not subject to federal or Puerto Rico income tax, we will seek to maximize the growth of these IBEs as interest rates and applicable law permit.

Our De Novo Branch and Acquisition Strategy

Our growth strategy is concentrated on increasing our banking presence throughout the island of Puerto Rico. Our expansion has been the result of internal growth, acquisitions and the opening of de novo branch offices. Consistent with our operating philosophy and growth strategy, we regularly evaluate opportunities to acquire other banks or bank branches, expand our market coverage and share through de novo branching and enhance our product and service offerings. Eurobank’s expansion out of the San Juan metropolitan area has followed Puerto Rico’s primary traffic arteries to new locations poised for growth. We believe that the Puerto Rico banking environment, which is dominated by large banks, has afforded us a continuing opportunity to gain new customer relationships and to expand existing relationships. The growth in our branch network has expanded our presence throughout the Island and increased our customer base. Each branch now has the ability to sell not only traditional products such as commercial credit, leasing, construction, mortgages, consumer credit and personal secured loans, but also to cross-sell our entire product line, including insurance through EuroSeguros, and investment products through our trust department account representatives.

De Novo Branches

Between 2003 and 2006, we opened four new banking offices in Aguadilla, Canóvanas, Hatillo and Mayagüez. We are currently planning to open branches in the following municipalities: Fajardo, Cabo Rojo, Yauco and Cayey. Our newer branches are located along the major vehicular arteries that encircle the island of Puerto Rico. By the year 2007, we expect to have a branch located within a convenient drive of approximately 80% of the population of Puerto Rico.

Mergers and Acquisitions

Since 1997, we have completed acquisitions of three banks in Puerto Rico with combined assets of approximately $679.4 million. The following is a summary of our latest material acquisitions.

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

Banco Financiero de Puerto Rico Acquisition

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

Products and Services

Eurobank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. We provide our customers with internet banking, electronic funds transfers through ACH services, cash management, vault services, and loan and deposit sweep accounts. While we offer a wide variety of financial services to our customers, our primary products and services are grouped in the following categories: commercial banking, leasing (“EuroLease”), mortgage banking (“EuroMortgage”), and trust and wealth management. In addition, we provide automobile, property and casualty, and guaranteed auto protection insurance to customers in our market area through our other wholly-owned subsidiary, EuroSeguros. The following provides a summary description of our core products and services:

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

While we market a wide range of commercial banking products and services, emphasis is placed on our loan products. Each commercial lending branch has senior management with extensive lending experience. These managers exercise substantial authority over credit presentation and pricing initiatives, subject to centralized loan approvals for all unsecured credits and secured credits over $100,000. This decentralized management approach for secured credits, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The centralized approval process, however, provides credit control. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

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

At December 31, 2006, commercial loans totaled $1.0 billion, or 59.16% of our gross loan and lease portfolio, which included $736.6 million in commercial loans secured by real estate. Commercial loans include lines of credit and commercial term loans to finance operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

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

At December 31, 2006, construction loans totaled $126.2 million, or 7.23% of our gross loan and lease portfolio. We seek to market our construction loans to experienced developers who develop residential units throughout the island and whose peak maximum credit needs for a particular project generally are between $7.5 million and $10.0 million. Construction loans generally have terms of 18 months, with options to extend for additional periods to complete construction and sale of the units. We usually require a 20.0% equity capital investment by the developer and loan-to-value ratios of not more than 80.0% of anticipated completion value.

Over the last four years, our commercial and construction loans have grown 27.77% on a compounded basis. The following table shows end of period balances of commercial and construction loans for the periods indicated below:

As of December 31,
2006	2005	2004	2003	2002
(In thousands)
$1,160,308	$967,049	$786,438	$525,251	$435,322

Our portfolio of commercial and construction loans is subject to certain risks, including: (1) a possible downturn in the Puerto Rico economy; (2) interest rate increases; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured loans and secured loans in excess of $100,000; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Consumer Loans

Although Eurobank focuses on marketing commercial loans to local businesses, it also provides consumer credit and personal secured loans to the owners and employees of these businesses. At December 31, 2006, consumer loans totaled $61.5 million, or 3.51% of our gross loan and lease portfolio, which included $782,000 in consumer loans secured by real estate. Our consumer loan portfolio is subject to certain risks, including: (1) amount of credit offered to consumers in the market; (2) interest rate increases; and (3) consumer bankruptcy laws which allow consumers to discharge certain debts. We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $25,000; (3) strictly adhering to written credit policies; and (4) conducting an independent credit review.

The only major consumer loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $37.4 million as of December 31, 2006.

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

Under the tradename “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2006, we held $443.3 million in leases, representing 25.38% of our gross loan and lease portfolio. During 2006, approximately 96.14% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value and the numerous risk mitigation parameters that we utilize in the credit underwriting process. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the senior leasing officer, who has the authority to approve aggregate credit extensions of up to $175,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum dollar amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters, down payments and employment history parameters.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review includes the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For 2006, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers and to reduce risk of repossessions and future losses.

During 2006, approximately 65.17% of our new automobile leases were financed on a no residual value basis because the automobiles would be transferred to the lessee at the end of the lease term. For those that do have a residual value, the lessee is contractually responsible for the full residual amount at the end of the lease term. We do not have the risk of fluctuations in automobile values relative to residual value. Instead, our risk is a credit risk regarding whether the lessee will perform on its obligation to purchase the automobile at the end of the contract at residual value. In addition, in some instances EuroLease will refinance the automobile purchased at the residual value.

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

We have developed procedures designed to facilitate our lease financing business. Our account executives generate the leases at the automobile dealer level. We are selective with respect to our customers, and are aided in this selection by referrals from the automobile dealers. We also market this service to our targeted customers. While most of our leases are for automobiles, in some cases we have been willing to provide equipment lease financing for our commercial customers.

We believe the collection process is an integral component to a successful leasing business. Our collection efforts with respect to leases start 10 days after the due date of each lease. A collections staff of twelve internal collectors and ten outside collectors is managed by a Collections Department Head, one Collections Manager and two supervisors.   To reinforce outside collectors, additional resources are obtained by hiring external collection agencies that provide support on certain accounts. Our internal collectors are responsible for all efforts to collect on leases under 30 days past due. If a customer cannot be reached by phone, the account is then assigned to the outside collector’s staff. When the account reaches 60 days past due, repossession efforts are started. If a customer does not deliver the automobile voluntarily, the case is referred to our outside collections lawyers. Most of our repossessions are voluntary. Court proceedings for repossession take approximately 60 days. Once repossessed, vehicles and equipment are initially recorded at the lower of net realizable value or book value at the date of repossession, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made quarterly after its repossession. Additional declines in value after repossession, if any, are charged to current operations. Gains or losses on disposition of repossessed assets and related maintenance expenses are included in current operations.

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Originations	$147,352	$230,985	$257,808	$185,321	$138,922
End of period balance	$443,311	$487,863	$459,251	$315,935	$256,087

Eurobank intends to maintain its lease origination volume at current levels and focus on improving the overall quality of the portfolio and service to its network of dealers. In doing so, we also intend to provide dealers, on a selective basis, with floor plan financing. We seek to avoid an excess concentration of leases as a percentage of interest-earning assets. Typically, we retain the right to service the leases we sell. During 2005, we sold approximately $29.9 million in leases, compared to $30.0 million in leases sold during 2004. There was no sale of lease financing contracts during 2006. For more information regarding the accounting treatment of these servicing assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Servicing Assets,” and “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements.

Mortgage Banking

Under the tradename “EuroMortgage,” Eurobank offers Federal National Mortgage Association, or FNMA, Veterans Affairs, or VA, and Federal Housing Administration, or FHA, and Freddie Mac loans, as well as conforming and non-conforming mortgage loans. We are an approved seller/servicer for FNMA and Freddie Mac. Eurobank has continued to make inroads in the market by providing for the efficient and expeditious turnaround of new loan applications and by establishing certain strategic relationships that allow access to secondary mortgage markets on a best price basis. At December 31, 2006, residential mortgage loans totaled $76.3 million, representing 4.37% of our gross loan and lease portfolio.

Our targeted market for mortgage banking is the financing of the homes on the island or units financed by our construction lending department. We also provide mortgage banking services to our retail customers and to the owners, executives and employees of our targeted commercial customers. In addition, our salespeople engage in marketing and direct selling efforts to the general community. All mortgages originated by Eurobank are fixed-rate mortgages with a maximum term of 30 years. Part of the mortgage loans we originate are sold to other financial institutions with servicing released. We have been authorized by FNMA, Freddie Mac, and recently by GNMA to create mortgage loan pools to be sold in the secondary market. However, as of December 31, 2006, we had not created any such pool. It is our intention to create such pools in the future.

The following table sets forth the dollar volume of residential mortgage originations by Eurobank and the end of period balances of residential mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Originations	$55,097	$21,112	$28,028	$53,880	$32,635
End of period balance	$76,277	$44,841	$51,730	$15,941	$34,198

Our portfolio of mortgage loans is subject to certain risks, including: (1) a possible downturn in the Puerto Rico economy affecting real estate values; (2) interest rate increase; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of $500,000; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Trust and Wealth Management

We established Eurobank’s trust and wealth management to cross-sell retirement benefits, personal and corporate trust and wealth management services to the owners, executives and employees of our customer base. As of December 31, 2006, Eurobank had approximately $235.3 million in trust assets under management, primarily acquired in the BankTrust merger.

We offer a full array of investment products and services guided by an experienced and specialized team focused on serving our customers’ financial needs. This is part of our strategy of creating financial centers in which each customer may access a variety of integrated financial products and services. Investment products are offered through an association with National Financial Services, LLC, a registered broker-dealer. We offer financial planning and investment management services to individuals and corporate customers. During 2006, 2005 and 2004, we traded approximately $17.4 million, $36.2 million and $18.9 million, respectively, in investment securities for our customers.

Insurance

EuroSeguros primarily offers automobile, property and casualty, and guaranteed auto protection insurance to customers in our market area. EuroSeguros represents several insurance companies in Puerto Rico and is licensed and regulated by the Office of the Commissioner of Insurance of Puerto Rico.

EuroSeguros’ goals for the year 2007 are to expand to offer life insurance products and to continue to work closely with Eurobank’s mortgage customers, leasing customers and branch professionals, while continuing to enhance personalized service to all of these customers.

International Banking Entities

During the first six months of 2004, we transferred all of the assets and liabilities of Eurobank International, an IBE that operated as a division of Eurobank, to an IBE subsidiary of Eurobank, EBS Overseas, Inc. We also have an IBE that operates as a division of Eurobank under the name EBS International Bank. This IBE was acquired under the name of BT International in connection with the acquisition of BankTrust and changed to EBS International Bank on September 27, 2005. We have continued to operate EBS International Bank as a division of Eurobank and do not have immediate plans to transfer its assets to our subsidiary, EBS Overseas, Inc.

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

EBS Overseas, Inc. is authorized to invest in notes and bonds issued by the U.S. government, the Commonwealth of Puerto Rico, other foreign governments and their agencies, and U.S. and foreign corporations. As of December 31, 2006, EBS Overseas’ investment portfolio consisted of the following: $248.0 million, or 53.9%, in mortgage-backed securities issued or guaranteed by government or government sponsored agencies, $150.7 million, or 32.8%, in U.S. government agency obligations, $56.4 million, or 12.3%, in mortgage-backed securities issued by U.S. corporations, and $5.1 million, or 1.1%, in Puerto Rico Public Authorities.

We have structured EBS Overseas’ investment portfolio in an effort to improve our net interest margin in the future. The maturities on debt obligations in EBS Overseas’ investment portfolio range from 2 to 6.5 years with an estimated average maturity as of December 31, 2006 of 2.8 years. The original estimated average maturities of mortgage-backed securities in the portfolio also range from 2 to 7 years, with an average maturity as of December 31, 2006 of approximately 3.3 years.

As of December 31, 2006, EBS Overseas had total assets of approximately $464.8 million, repurchase obligations of approximately $317.2 million, borrowings from EBS International Bank of approximately $98.0 million and stockholders’ equity of approximately $47.0 million. Further, as of December 31, 2006, EBS International Bank had total assets of approximately $313.2 million, deposits of approximately $284.9 million, and repurchase agreements of approximately $26.0 million.

Eurobank Statutory Trust I and II

On November 11, 2001, Eurobank Statutory Trust I, a special purpose statutory trust subsidiary of EuroBancshares, was formed for the purpose of issuing $25.0 million in trust preferred securities, which were issued on December 18, 2001 with a liquidation amount of $1,000 per security, with option to redeem in five years. In an effort to improve our net interest margin, on December 18, 2006, these trust preferred securities were redeemed resulting in the write-off of approximately $626,000 in unamortized placement costs.

On December 10, 2002, Eurobank Statutory Trust II, a special purpose statutory trust subsidiary of EuroBancshares was formed for the purpose of issuing $20.0 million in trust preferred securities, which were issued on December 19, 2002.

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust-preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

For more detail on notes payable to statutory trusts please refer to “Note 17 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

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

Puerto Rico came under United States sovereignty in 1898 and obtained commonwealth status in 1952. Puerto Ricans have been citizens of the United States since 1917. The United States and Puerto Rico share a common defense, market and currency. The Commonwealth of Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. Most federal taxes, except those such as Social Security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on income earned in Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000, compared to 3.5 million in 1990. As of 2005, the population of San Juan, the island’s capital and largest city, was estimated in approximately 429,000.

The economy of Puerto Rico is closely linked to that of the United States. As such, factors affecting the United States economy usually have a significant impact on the performance of the Puerto Rico economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, and the rate of inflation and tourist expenditures. In the past, the economy of Puerto Rico had usually followed the trends of the United States economy. The economic slowdown in the United States in 2001 and 2002 and the subsequent recovery in 2003, which continued in 2004 and 2005, were also reflected in the Puerto Rico economy, in somewhat of a more limited extent, but lagging behind the growth in the United States for fiscal 2006. In January 2006, the Planning Board of Puerto Rico (“the Planning Board”) estimated that in 2006 and 2007, the Gross National Product (“GNP”) growth rates would not exceed 2.2% and 2.5%, respectively. On June 30, 2006, the Planning Board announced that the agency revised the estimate of macroeconomic variables for fiscal year 2006 and the projection for fiscal year 2007 and estimated the GNP growth at 1.2% and 0.6% for those same periods, respectively. For 2005 and 2004, the GNP growth was 2.0% and 2.8%, respectively.

Between May 1 and May 17, 2006, Puerto Rico experienced a partial government shutdown caused by the inability of the Legislature and Governor to agree on a budget, which resulted in an estimated $740 million budget shortfall. This government shutdown forced the closure of approximately 43 public agencies, including Puerto Rico’s public schools, leaving an estimate of 90,000 government employees out of work. In response to this economic crisis, several bills were approved by the Puerto Rico legislature to impose additional taxes, some of which were applicable to the banking industry, resulting in an increase in our effective tax rate. For more information relating to the risks surrounding our economic environment and the additional taxes imposed to the banking industry, see the sections captioned “Risks Relating to the Economic Environment” and “Provision for Income Taxes” in Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, of this Annual Report on Form 10-K.

Recent increases in the price of gasoline and several basic services and utilities are negatively affecting the purchasing power of local consumers, which undoubtedly have been the key driver of the Puerto Rico economy in recent years. Considering prices as of year 2000, the GNP grew to $44.9 billion in 2005, from $44.0 billion in fiscal year 2004. According to the Puerto Rico Department of Labor and Human Resources, the average unemployment rate in Puerto Rico was 10.6% in 2005, compared to 11.4% in 2004. As of September 30, 2006, the unemployment rate was estimated at 11.3%, representing an increase of 0.2% when compared to the same period in 2005. The employment rate decreased to 42.3% as of September 30, 2006, from 43.8% for the same period in 2005.

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

As of December 31, 2006, there were 14 FDIC-insured commercial bank and trust companies operating in Puerto Rico. Total assets of these institutions as of December 31, 2006 were $89.2 billion. As of December 31, 2006, there were 32 International Banking Entities operating in Puerto Rico licensed to conduct offshore banking transactions, with total assets of $76.3 billion. As of December 31, 2006, Eurobank held 3.52% of the deposits held by FDIC insured financial institutions in Puerto Rico.

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

Employees

We had approximately 509 full-time equivalent employees as of December 31, 2006. Our future success will depend in part on our ability to attract, retain and motivate highly qualified management and other personnel. We provide health, life and disability coverage for our employees and make contributions on behalf of eligible employees under a plan intended to qualify as a simplified employee pension plan under the Puerto Rico Internal Revenue Code. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

Available Information

Our Internet website address is www.eurobankpr.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. You may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. You may obtain information on the operation of the SEC’s Public Reference Room by calling at 1-800-SEC-0220. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. However, the information found on our website is not part of this or any other report.

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

On March 13, 2007, EuroBancshares’ subsidiary bank, Eurobank, entered into a Stipulation and Consent Order with the FDIC agreeing to the issuance of a Cease and Desist Order. The Cease and Desist Order was based upon examination results which indicated that the Bank’s Bank Secrecy Act/Anti-Money Laundering Program was not fully in compliance with the requirements of the BSA laws, regulations, and guidance. For additional information, see the sections of this report captioned “Recent Developments” on page 27.

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

Capital Adequacy Requirements

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies. Prior to March 30, 2006, these capital guidelines were applicable to all bank holding companies having $150 million or more in assets on a consolidated basis. However, effective March 30, 2006, the Federal Reserve Board amended the asset size threshold to $500 million for purposes of determining whether a bank holding company is subject to the capital adequacy guidelines. EuroBancshares currently has consolidated assets in excess of $500 million and is therefore subject to the Federal Reserve Board’s capital adequacy guidelines.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2006, our Tier 1 risk-based capital ratio was 10.25% and its total risk-based capital ratio was 11.25%. Thus, EuroBancshares is considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2006, our leverage ratio was 7.92%.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime, and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules, and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the adequacy of such programs.

In addition, the Patriot Act requires bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effect certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act continue to be issued.

Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under those rules, a financial institution is required to:

•
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•
limit use of information provided by FinCEN to (i) reporting to FinCEN, (ii) determining whether to establish or maintain an account or engage in a transaction, and (iii) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations, and countries for purposes of identifying and, as appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; and (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

On March 13, 2007, EuroBancshares’ subsidiary bank, Eurobank, entered into a Stipulation and Consent Order with the FDIC agreeing to the issuance of a Cease and Desist Order. The Cease and Desist Order was based upon examination results which indicated that the Bank’s Bank Secrecy Act/Anti-Money Laundering Program was not fully in compliance with the requirements of the BSA laws, regulations, and guidance. For additional information, see the sections of this report captioned “Recent Developments” on page 27.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, Eurobank was classified as “well-capitalized” as of December 31, 2006.

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

Brokered Deposits

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “brokered deposits,” represented approximately 64.35% of Eurobank’s total deposits as of December 31, 2006. As previously mentioned, Eurobank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.

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

FDIC Deposit Insurance Assessments

In addition, under FDICIA, the Federal Deposit Insurance Corporation, or FDIC, is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank.  (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.)  In this regard, the FDIC has issued regulations that provide for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations.  Each of these categories has three subcategories, resulting in nine assessment risk classifications.  The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (which would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks).  The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.”  A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses.  A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund, or BIF.  A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the BIF.

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

DIFA also separated, effective January 1, 1997, the Financing Corporation, or FICO, assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO would be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO rate could be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. Accordingly, Eurobank could be subject to two separate premiums (for servicing interest on bond obligations and for the BIF/SAIF insurance), if such premiums were assessed. The FDIC acts as collection agent for the FICO.

In addition, DIFA authorized the FICO to asses both BIF and SAIF insured deposits, and required the BIF rate to equal one-fifth the SAIF rate through year-end 1999, or until insurance funds were merged, whichever occurred first. On March 31, 2006, the BIF and SAIF were merged into a newly created Deposit Insurance Fund (DIF).

In October 2006, as required by the Federal Deposit Insurance Reform Act of 2005, the FDIC issued a final rule to implement the one-time deposit insurance assessment credit.  Beginning in 2007, the FDIC will apply an eligible institution's assessment credit (less any portion of the credit transferred to another institution) against the institution's future assessments to the maximum extent allowed by the statute. The one-time assessment credit cannot be applied to reduce FICO payments.  The one time assessment credit for Eurobank, our wholly owned banking subsidiary, amounted to approximately $670,000 and will be used to reduce the FDIC’s new insurance premium assessment during 2007, as further explained below.

In November 2006, the FDIC adopted a final rule amending its assessment regulations to improve and modernize its operational systems for deposit insurance assessments. Beginning in 2007, the FDIC will categorize each insured institution into one of four risk categories following a two-step process, which will evaluate first the capital ratios of the insured institution and then, other relevant information.  The FDIC’s new insurance premium rates will range between 5 and 43 cents per $100 in accessible deposits.

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

Puerto Rico Banking Law

Section 12 of the Puerto Rico Banking Law requires the prior approval of the Commissioner of Financial Institutions of Puerto Rico with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5.0% of the outstanding voting capital stock of the bank. The Commissioner of Financial Institutions of Puerto Rico has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Law, the determination of the Commissioner of Financial Institutions of Puerto Rico whether to approve a change of control filing is final and non- appealable.

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

Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make unsecured loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15.0% the sum of (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50.0% of the commercial bank’s retained earnings and (iv) any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2006, the legal lending limit for Eurobank under this provision was approximately $14.6 million. If such loans are secured by collateral worth at least 25.0% more than the amount of the loan, the aggregate maximum amount may reach one-third of the sum of Eurobank’s paid-in capital, reserve fund, 50% of retained earnings and any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2006, the legal lending limit for Eurobank under this provision was approximately $32.3 million. There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans which are fully secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Puerto Rico Banking Law also requires that at least 10.0% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100.0% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2006, Eurobank had $7.6 million in its reserve fund.

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

EuroSeguros, Inc.

EuroSeguros is a wholly-owned subsidiary of EuroBancshares and is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico. EuroSeguros is subject to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.

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

Recent Developments

On March 13, 2007, Eurobank, the wholly-owned banking subsidiary of EuroBancshares, Inc., and the Board of Directors of Eurobank executed and entered into, without admitting or denying the allegations, a Stipulation and Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corp. (the “FDIC”) agreeing to the issuance of a Cease and Desist Order (the “Order”). The Order, which was issued by the FDIC on March 15, 2007, was based upon the findings of the most recent joint examination of the Bank by the FDIC and the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions (the “Commonwealth”). There were no fines or civil money penalties imposed on the Bank in connection with the examination findings. The joint examination was concluded in October 2006 and the Bank signed the Stipulation on March 13, 2007.

The findings set out in the joint Report of Examination concluded that the Bank Secrecy Act/Anti-Money Laundering Program (“BSA Program”) at the Bank was deficient based upon allegations of inadequate training for bank personnel, an inadequate system of independent testing for BSA compliance, failure to comply with certain recordkeeping requirements, and failure to comply completely with the rules of the Office of Foreign Assets Control (“OFAC”). The Order contains several Articles, each addressing a separate issue concerning the BSA Program and its operation. The Order lays out the specific steps the Bank needs to take in order to bring the BSA Program back into compliance with the laws and regulations, including, among others, requirements that the Bank: (i) perform a new risk assessment of the Bank’s operations; (ii) adopt and implement new procedures for customer due diligence; (iii) amend its policies and procedures for identifying and monitoring high-risk accounts; (iv) amend its procedures for monitoring currency transactions and wire transfers; (v) amend its policies and procedures for detecting and reporting suspicious activity; (vi) strengthen its Customer Identification Program procedures; and (vii) ensure that it has the necessary staffing, properly trained, to manage the BSA program. Each of these requirements and the various deadlines for remediation are described in more detail in the Order.

In response to the requirements of the Order, management and the Board of Directors of the Bank are in the process of developing a corrective action plan that is designed to remediate the deficiencies alleged in the Order. As part of this process, the Bank has engaged an independent, third party consultant to assist with the development and implementation of its corrective action plan.

ITEM 1A. Risk Factors.

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

We attempt to maintain an appropriate allowance for loan and lease losses to provide for losses inherent in our loan and lease portfolio. As of December 31, 2006, our allowance for loan and lease losses totaled $18.9 million, which represents approximately 1.08% of our total loans and leases. There is no precise method of predicting loan and lease losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan and lease losses and that we would need to make additional provisions to our allowance for loan and lease losses.

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

Under applicable law, there are quantitative limitations on the amount of loans we can make to one borrower or a group of related borrowers. As of December 31, 2006, our legal lending limit was approximately $14.6 million in the unsecured category, and approximately $32.3 million in the secured category. As of December 31, 2006, we had 14 individual borrowers with a loan principal balance of more than $10.0 million per borrower and another 25 individual borrowers with a loan principal balance of more than $5.0 million per borrower. Given the size of these current outstanding loans relative to our capital levels and earnings, a significant loss on any one of these credits could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles, and the loss of purchasers for our leases or a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles. As of December 31, 2006, the total amount of automobile leases was $432.6 million or 17.3% of our total assets. We sometimes sell our leases to other financial institutions in order to manage our lease financing concentration. The loss of purchasers of our leases could cause us to reduce our lease originations, reducing our net income. Alternatively, we may increase the portion of the leases that we retain for our portfolio with the result that our exposure to automobile leases will increase. In addition, a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on short-term funding sources to meet our liquidity needs, such as brokered deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits. Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin. In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition. As of December 31, 2006, brokered deposits amounted to $1.2 billion, or approximately 64.35% of our total deposits, compared to brokered deposits in the amount of $967.2 million, or approximately 55.77% of our total deposits for the same period in 2005. Approximately $841.7 million of these brokered deposits, or approximately 68.6% of our total brokered deposits, mature within one year. Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs, and the confidence of the market. In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using brokered deposits as a short-term funding source.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers. These agreements are collateralized by some of our investment securities. As of December 31, 2006, our repurchase obligations totaled $365.7 million, of which $206.4 million, or approximately 56.4% of the total repurchase obligations, mature within one year. If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We have experienced rapid growth in recent years, and we may be unable to successfully continue to implement our growth strategy, which may adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our assets have grown rapidly in recent years. With the ultimate goal of increasing net income, we have grown our assets from $1.0 billion as of December 31, 2002 to $2.5 billion as of December 31, 2006. The types of assets on our balance sheet that have experienced the largest categorical increases are commercial loans and lease financings. We have funded this growth, in part, with brokered deposits, FHLB advances, and other borrowings. These types of funds are generally more costly and volatile than traditional retail deposits.

We may not be able to sustain our current growth rate. Throughout our expansion, we have been successful in attracting new customers, expanding new services to existing customers, adding new business lines, engaging in acquisitions and increasing our deposit base. We cannot assure you that we will be able to continue this trend, and it will become more difficult to maintain sustained growth as we increase in size. Our ability to implement our strategy for continued growth depends on our ability to attract and retain customers in a highly competitive market, on the growth of those customers’ businesses, on entering and expanding in lines of business in which we do not have significant past experience or for which we have only recently added personnel with the requisite experience, on our ability to continue to identify new acquisition targets and on our ability to increase our deposit base. Many of these growth prerequisites may be affected by circumstances that are beyond our control. Our inability to meet any of these growth prerequisites could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on our management team and the unexpected loss of key officers could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management. Rafael Arrillaga-Torréns, Jr., our President and Chief Executive Officer, has been instrumental in managing our business affairs. Our other senior executive officers have had, and will continue to have, a significant role in the development and management of our business. The loss of the services of Mr. Arrillaga-Torrens, Jr. or any of our other senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. We have not established a formal management succession plan. Accordingly, should we lose the services of Mr. Arrillaga-Torr’ens, Jr., our Board of Directors may have to search outside of EuroBancshares for a qualified permanent replacement. This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement. We do not maintain key man life insurance policies on any of our senior executive officers. We currently do not have any employment agreements with our senior executive officers, with the exception of a Severance Payment Agreement with Yadira R. Mercado, our Executive Vice President and Chief Financial Officer. If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

The regulatory capital treatment of our junior subordinated debentures and related trust preferred securities is uncertain.

Financial holding companies with more than $500 million in assets, like us, must maintain minimum capital ratios. In particular, we must maintain a leverage ratio of Tier 1 capital to average assets of 5.0%; a Tier 1 risk-based capital ratio of 6.0% of risk-weighted assets; and a total risk-based capital ratio (Tier 1 and Tier 2 capital) of 10.0% of risk-weighted assets to be considered “well-capitalized” for regulatory purposes. The Federal Reserve Board’s current rules regarding the capital treatment of trust preferred securities allow us to count trust preferred securities as Tier 1 capital up to 25.0% of our total Tier 1 capital for regulatory purposes. The remaining portion counts as Tier 2 capital.

On March 1, 2005 the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. As of December 31, 2006, we had $20.0 million in trust preferred securities of which all counted as Tier 1 capital.

A determination by the Federal Reserve Board not to continue to allow the inclusion of our junior subordinated debentures or the trust preferred securities in Tier 1 capital, or otherwise limiting the inclusion of such debentures or securities in Tier 1 capital, could have a material and adverse impact on our regulatory capital levels and cause our capital ratios to fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines. This could impact our ability to grow our assets. In addition, inadequate regulatory capital levels may result in the imposition of certain operating restrictions on us and Eurobank, including restrictions in using brokered deposits as a short-term funding source.

Eurobank has entered into a Cease and Desist Order with the FDIC regarding its compliance with anti-money laundering laws and the Bank Secrecy Act.

On March 13, 2007, the Board of Directors of Eurobank (the “Bank”), the wholly-owned banking subsidiary of EuroBancshares, consented to the issuance of a Cease and Desist Order by the Federal Deposit Insurance Corporation based upon the findings of the FDIC and the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions relating to deficiencies in the Bank’s Bank Secrecy Act/Anti-Money Laundering Compliance Program. Under the terms of the FDIC order, the Bank is required to make specific improvements to its anti-money laundering and BSA compliance activities. While Eurobank believes that it will be able to implement effective compliance procedures necessary to remediate the deficiencies identified in the FDIC order, in the event that Eurobank is unable to satisfy the requirements imposed by the FDIC order, Eurobank may become subject to monetary fines and penalties as well as additional restrictions on its banking operations, which could affect its ability to execute certain aspects of its business plan. Such measures could materially and adversely affect its business, financial condition, results of operations, cash flows and/or future prospects.

Risks Relating to an Investment in Our Common Stock

Our common stock has a short trading history and you may not be able to trade our common stock if an active trading market does not prevail. Additionally, the price of our common stock may fluctuate significantly.

The market price of our common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and have been unrelated to the operating performance of those companies. In addition, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. Further, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly. Any such fluctuations may adversely affect the prevailing market price of the common stock.

Our executive officers and directors own a significant number of shares of our common stock, allowing management significant control over our corporate affairs.

As of December 31, 2006, our executive officers and directors beneficially own 49.30% of the outstanding shares of our common stock. Accordingly, these executive officers and directors will be able to control, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2006, 996,362 shares of our common stock were issuable under options granted in connection with our stock option plan. In addition, 621,200 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. As of December 31, 2006, there were 19,123,821 shares of our common stock outstanding, which are freely tradable without restriction or further registration under the federal securities laws unless purchased by our “affiliates” within the meaning of Rule 144 under the Securities Act.

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

On December 19, 2002, we issued $20.6 million of floating rate junior subordinated interest debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Eurobank Statutory Trust II. The 2002 junior subordinated debentures mature in 2032. The purpose of this transaction was to raise additional capital to fund our continued growth.

Payments of the principal and interest on the trust preferred securities of Eurobank Statutory Trust II are conditionally guaranteed by us. The 2002 junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the 2002 junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Risks Relating to the Economic Environment

The recent economic and government budget crisis in Puerto Rico could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Between May 1 and May 17, 2006, Puerto Rico experienced a partial government shutdown caused by the inability of the Legislature and Governor to agree on a budget, which resulted in an estimated $740 million budget shortfall. This government shutdown forced the closure of approximately 43 public agencies, including Puerto Rico’s public schools, leaving an estimated 90,000 government employees out of work. In response to this economic crisis, several bills were approved by the Puerto Rico legislature to impose additional taxes, some of which were applicable to the banking industry, resulting in an increase in our effective tax rate. For more information relating to additional taxes imposed to the banking industry, see the section captioned “Provision for Income Taxes” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

In July 4, 2006, the Commonwealth of Puerto Rico enacted legislation authorizing a new sales and use tax of up to 7%.  The new sales and use tax is comprised of a 1.5% municipal tax, which some municipalities started collecting after the approval of this law, and a 5.5% central government sales and use tax that became effective as of November 15, 2006.  This legislation also abrogated the general excise tax on most imported and manufactured goods.

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

On February 6, 2007, Eurobank, our wholly-owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property, which is located in San Juan, includes a 57,187 square foot office building that will be used to consolidate our headquarter and administrative operations. We anticipate that there may be a benefit from certain efficiencies associated with centralizing these operations in one location.

The purchase price for the property was $12,360,000. We are in the process of renovating the space to conform to our needs, and expect to move in between the summer and December 2007.

Currently, in addition to the main office, we operate at 27 locations. The following is a list of our operating locations:

Location	Lease Expiration Date(1)	Owned or Leased

Main Office:
270 Muñoz Rivera Avenue	N/A	Owned(2)
San Juan, Puerto Rico 00918

Departments
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

Branches
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
State Road #190
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Cidra Branch	4/30/2006	Leased
Luis Muñoz Rivera Street
corner of José de Diego
Cidra, Puerto Rico 00739

Condado Branch	3/31/2009	Leased
1408 Magdalena Avenue
Santurce, Puerto Rico 00907

Hatillo Branch	11/30/2007	Leased
State Road No. PR2, Km. 87.0
Hatillo, Puerto Rico 00659

Hato Rey Branch	N/A	Owned(2)
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Location	Lease Expiration Date(1)	Owned or Leased

Humacao Branch	5/31/2026	Leased
Plaza Mall Lot #3, State Road No. PR52
Corner State Road No. PR3
Humacao, Puerto Rico 00791

Luquillo Branch	4/29/2006	Leased
State Road No. PR3, Km. 36.2
Luquillo, Puerto Rico 00773

Manatí Branch	8/30/2011	Leased
State Road No. PR2, Km. 49.5
Manatí, Puerto Rico 00674

Ponce Plaza Branch	12/31/2006	Leased
Mayor Street, corner of Isabel Street
Ponce, Puerto Rico 00731

Ponce Hostos Branch	10/31/2008	Leased
26 Hostos Avenue
Ponce, Puerto Rico 00731

Ponce Morell Campos Branch	4/01/2011	Leased
State Road #10, Km. 1.5
Ponce, Puerto Rico 00731

Ponce Marvesa Branch	Expired(4)	Leased
Marvesa Building #100
La Rambla
Ponce, Puerto Rico 00731

Puerto Nuevo Branch	12/31/2011	Leased
1302 Jesús T. Piñero
corner de Diego Avenue
San Juan, Puerto Rico 00921

San Francisco Branch	4/30/2011	Leased
Villas de San Francisco Shopping Center
85 de Diego Avenue
Río Piedras, Puerto Rico 00927

San Lorenzo Branch	8/01/2008	Leased
155 South Luis Muñoz Rivera Street
San Lorenzo, Puerto Rico 00754

San Patricio Branch	2/15/2010	Leased
San Patricio Office Center
8 Tabonuco Street
Guaynabo, Puerto Rico 00969

Villa Palmera Branch	12/31/2008	Leased
Eduardo Conde Avenue
corner of Tapia Street
Santurce, Puerto Rico 00915

Mayagüez Branch	11/30/2025	Leased
State Road No. PR2, Km. 153.2
Mayagüez, Puerto Rico 00681

(1)	Most of these leases have options for extensions. In addition, several have early termination clauses.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on August 11, 2004 and is listed on the NASDAQ Global Select Market under the symbol “EUBK”. Prior to that date, our common stock was privately held and not listed on any public exchange or actively traded. As of February 28, 2007, there were 20,028,398 shares issued and 19,374,683 shares outstanding held by 353 stockholders of record, including all directors and officers of EuroBancshares, Inc., excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners is unknown to us at this time.

The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Select Market for the last two fiscal years:

Quarter Ended	High	Low

March 31, 2005	$22.19	$16.80
June 30, 2005	$17.60	$13.58
September 30, 2005	$17.55	$14.78
December 31, 2005	$15.06	$10.20

March 31, 2006	$15.13	$11.64
June 30, 2006	$12.00	$8.35
September 30, 2006	$9.90	$8.47
December 31, 2006	$9.47	$8.50

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

Securities Authorized for Issuance Under Equity Compensation Plans

Under the 2005 Stock Option Plan, approved at the 2005 annual meeting held at the main office of EuroBancshares on May 12, 2005, 700,000 shares of our common stock have been reserved for issuance pursuant to the exercise of stock options granted under the plan. As of December 31, 2006, 98,700 options to acquire shares of our common stock have been granted under the 2005 Stock Option Plan. Since the 2005 Stock Options Plan was approved, no further options were permitted to be issued under the 2002 Stock Option Plan.

The following table presents information regarding our equity compensation plans at December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
2002 Stock Option Plan	984,362	$7.21	—
2005 Stock Option Plan	78,800	14.17	621,200

ITEM 6. Selected Financial Data.

We derived our selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2006 from our audited consolidated financial statements and the notes thereto.

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

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$162,146	$133,233	$95,394	$64,949	$49,756
Total interest expense	95,363	64,936	41,481	31,922	25,124
Net interest income	66,783	68,297	53,913	33,027	24,632
Provision for loan and lease losses	16,903	12,775	7,100	6,451	3,354
Net interest income after provision for loan and lease losses	49,880	55,522	46,813	26,576	21,278

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Noninterest income:
Service charges and other fees	8,476	9,069	8,057	5,456	4,331
Net loss on non-hedging derivatives	-	(944)	—	—	—
Gain on sale of loans and leases, net	401	945	1,395	3,547	—
(Loss) gain on sale of securities, net	(1,092)	(301)	—	707	—
Gain (loss) on sale of other real estate owned and repossessed assets, net	16	(1,040)	(359)	(663)	(310)
Total noninterest income	7,801	7,729	9,093	9,047	4,021
Noninterest expense:
Salaries and benefits	17,507	14,727	11,111	8,867	6,731
Professional fees	4,104	3,912	2,196	1,402	1,055
Other noninterest expense	21,775	19,005	15,635	12,039	8,936
Total noninterest expense	43,386	37,644	28,942	22,308	16,722
Income before income taxes and extraordinary gain	14,295	25,607	26,964	13,315	8,577
Income taxes	6,283	9,077	8,663	3,432	2,724
Extraordinary gain(1)	—	—	4,419	—	1,081
Net income	$8,012	$16,530	$22,720	$9,883	$6,934
Common Share Data:
Earnings per common share — basic:
Income before extraordinary gain	$0.38	$0.81	$1.08	$0.71	$0.43
Extraordinary gain	—	—	0.27	—	0.08
Net income	0.38	0.81	1.35	0.71	0.51
Earnings per common share — diluted:
Income before extraordinary gain	0.37	0.78	1.04	0.69	0.42
Extraordinary gain	—	—	0.26	—	0.08
Net income	0.37	0.78	1.30	0.69	0.50
Cash dividends declared	—	—	—	—	—
Book value per common share	8.32	7.95	7.54	4.67	4.13
Common shares outstanding at end of period	19,123,821	19,398,848	19,564,086	13,947,396	13,879,370
Average diluted shares outstanding	19,657,559	20,277,799	17,152,261	14,234,168	13,724,248
Balance Sheet Data (at end of period):
Total assets	$2,500,920	$2,391,283	$2,102,789	$1,320,934	$1,035,305
Investment securities available-for-sale	535,159	627,080	555,482	324,938	145,795
Investment securities held-to-maturity	38,433	42,471	49,504	—	—
Total loans and leases, net of unearned	1,750,838	1,577,196	1,387,613	899,392	767,792
Allowance for loan and lease losses	18,937	18,188	19,039	9,394	6,918
Deposits	1,905,356	1,734,128	1,409,036	984,549	843,045
Other borrowings	394,991	475,712	520,206	264,616	127,963
Total stockholders’ equity	169,878	164,967	158,302	65,075	57,335
Performance Ratios:
Return on average common stockholders’ equity(2)	5.19%	10.70%	18.67%	16.50%	11.45%
Return on average assets(3)	0.33	0.74	1.03	0.87	0.77
Net interest margin(4)	2.86	3.29	3.29	3.15	3.57
Efficiency ratio(5)	57.89	47.84	44.44	51.48	56.33
Loans and leases to deposits	91.89	90.95	98.48	91.35	91.07
Asset Quality Data:
Nonperforming loans and leases	$49,978	$36,263	$40,533	$26,758	$22,060
Other real estate owned and repossessed assets	13,048	9,517	6,441	6,417	7,644
Total nonperforming assets	63,026	45,780	46,974	33,175	29,704
Nonperforming assets to total assets	2.52%	1.91%	2.23%	2.51%	2.87%
Nonperforming loans to total loans and leases	2.85	2.30	2.92	2.98	2.87
Allowance for loan and lease losses to nonperforming loans	37.89	50.16	46.97	35.11	31.36
Allowance for loan and lease losses to total loans	1.08	1.15	1.37	1.04	0.90
Net charge-offs to average loans	0.97	0.92	0.69	0.47	0.51

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Capital Ratios:
Leverage ratio	7.92%	9.35%	9.91%	6.76%	7.93%
Tier 1 risk-based capital	10.25	12.45	12.73	8.30	8.63
Total risk-based capital	11.25	13.49	13.94	11.60	12.79
Tangible common equity to tangible assets	6.44	6.91	7.54	4.93	5.54

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read together with the “Selected Consolidated Financial Data,” our consolidated financial statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of December 31, 2006, we had, on a consolidated basis, total assets of $2.5 billion, net loans and leases of $1.7 billion, total deposits of $1.9 billion, and stockholders’ equity of $169.9 million. We currently operate through a network of 23 branch offices located throughout Puerto Rico. On May 3, 2004, we acquired all of the capital stock of The Bank & Trust of Puerto Rico, a commercial bank headquartered in San Juan, Puerto Rico. On the closing date, the estimated fair value of assets acquired was $522.0 million and the estimated fair value of the deposits and other liabilities assumed was $492.9 million.

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

In 2001 and 2002, we raised an aggregate of $46.4 million through the issuance of junior subordinated debentures in connection with trust preferred securities issuances. In an effort to improve our net interest margin, on December 18, 2006, we redeemed $25.8 million of floating rate junior subordinated deferrable interest debentures bearing an interest rate of 8.99% at the time of redemption. This redemption resulted in the write-off of approximately $626,000 in unamortized placement costs related to the redeemed trust preferred securities. For more detail on notes payable to statutory trusts please refer to “Note 17 - Notes Payable to Statutory Trusts” to our consolidated financial statements. We believe that remaining supplemental capital raised in connection with the issuance of these securities will allow us to maintain our status as a well-capitalized institution and to sustain our continued loan growth.

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

On October 27, 2005, EuroBancshares’ Board of Directors announced the authorization of a program to acquire shares of its common stock for an aggregate purchase price of up to $10.0 million in open market purchases, block trades and privately negotiated transactions over a period of one year, which expired in October 2006. Between November 2005 and May 2006, we purchased 652,027 shares of our common stock under the program.

On November 18, 2005, we recorded 1,688 shares at a price of $12.95 per share held in treasury as a result of a payment in lieu of foreclosure from a former customer.

2006 Key Performance Indicators

We believe the following were key indicators of our performance and results of operations in 2006:

●
the write-off of approximately $626,000 in unamortized placement costs in 2006 related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006;

●	our net loss on sale of securities increased to $1.1 million in 2006, representing a $791,000 increase, from $301,000 in 2005;

●	our total revenue grew to $169.9 million in 2006, representing an increase of 20.56%, from $141.0 million in 2005;

●	our net interest margin and spread on a fully taxable equivalent basis decreased to 2.86% and 2.33% in 2006, respectively, compared to 3.29% and 2.88% in 2005;

●	our provision for loan and lease losses grew to $16.9 million in 2006, representing an increase of 32.31%, from $12.8 million in 2005;

●	our total noninterest expense grew to $43.4 million in 2006, representing an increase of 15.25%, from $37.6 million in 2005;

●	our effective tax rate increased to 43.95% in 2006, from 35.45% in 2005;

●	our total assets grew to $2.501 billion at the end of 2006, representing an increase of 4.58%, from $2.391 billion at the end of 2005;

●	our net loans and leases grew to $1.732 billion at the end of 2006, representing an increase of 11.09%, from $1.559 billion at the end of 2005; and

●	our total deposits grew to $1.905 billion at the end of 2006, representing an increase of 9.87%, from $1.734 billion at the end of 2005.

These items, as well as other factors, resulted in a net income for 2006 of $8.0 million, compared to $16.5 million in 2005, or $0.37 per common share for 2006, compared to $0.78 per common share for 2005, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $18.9 million, $18.2 million and $19.0 million as of December 31, 2006, 2005 and 2004, respectively. Losses charged to the allowance amounted to $18.8 million, $16.6 million and $10.5 million as of December 31, 2006, 2005 and 2004, respectively. Recoveries were credited to the allowance in the amounts of $2.6 million, $3.0 million and $2.1 million for those same periods, respectively.

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

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114. For non-classified loans, the estimated allowance is based on historical loss experiences, which, at least on an annual basis, are adjusted for changes in trends and conditions. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

With the exception of the commercial loans pool and loans secured by real estate with a 60% or lower loan-to-value, loans that are more than 90 days delinquent result in an additional allowance. When commercial loans become 90 days delinquent, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the review results, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

We believe that our allowance for loan and lease losses is adequate; however, regulatory agencies, including the Commissioner of Financial Institutions of Puerto Rico and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan and lease losses and may from time to time require us to reclassify our loans and leases or make additional provisions to our allowance for loan and lease losses.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of other real estate properties and valuation of repossessed assets is made periodically after its acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $3.6 million, $1.5 million, and $2.9 million as of December 31, 2006, 2005 and 2004, respectively.

Other repossessed assets amounted to $9.4 million, $8.0 million, and $3.6 million for those same periods, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

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

During the third quarter of 2006, we increased the valuation allowance of repossessed vehicles in an effort to expedite the disposition of slow moving inventory. This new strategy resulted from management’s decision of being more aggressive on the disposition of these units in the future in an effort to reduce the build-up of the inventory.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale by the book value of repossessed assets sold. The total loss ratio on sale of repossessed vehicles was 25.4%, 19.6% and 15.2% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in our total loss on the sale of repossessed vehicles as a percentage of the lease balance at the date of repossession for year 2006 was in part due to the sale of damaged units previously charged-off as part of our strategy to aggressively dispose of deteriorated repossessed vehicles, but primarily to the deterioration of our leasing portfolio. The increase in this ratio for year 2005 was due in part to an increase in the size of our lease portfolio, which increased our volume of repossessed vehicles, and to portfolio deterioration primarily in the last quarter of 2005.

For the year ended December 31, 2006, the total loss ratio on sale of repossessed equipment was 51.2%, compared to 34.1% and 31.3% for the years ended December 31, 2005 and 2004, respectively. The increase in the total loss on sale of repossessed equipment as a percentage of the lease balance at the date of repossession for year 2006 was mainly due to the sale of damaged equipment previously charged-off as part our strategy to aggressively dispose of deteriorated repossessed equipment. The total loss ratio on sale of repossessed equipment for 2005 remained relatively stable when compared to year 2004.

We also monitor the ratio of total loss on the leasing business to the average balance of our leasing portfolio. This ratio is determined by dividing the sum of net charge offs, declines in value, repairs and the gain or loss on sale during the period by the average balance of the leasing portfolio. The total loss ratio on the leasing business was 2.40%, 1.81% and 1.31% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in our total loss on the leases business during 2006 was mainly due to the combined effect of portfolio deterioration and a decrease in our lease portfolio to $443.3 million as of December 31,2006, from $487.9 million at the end of fiscal year 2005. The increase in this ratio for 2005 was mainly due to portfolio deterioration primarily in the last quarter of 2005. We have been closely monitoring the lease portfolio and have tightened underwriting standards in order to manage delinquencies and possible future losses.

For the year ended December 31, 2006, the total loss ratio on sale of repossessed boats was 39.0%, compared to 49.6% and 48.7% for the years ended December 31, 2005, and 2004, respectively. The boat financing portfolio amounted to $37.4 million, $39.7 million and $45.8 million as of December 31, 2006, 2005 and 2004, respectively. The decrease in the total loss ratio on sale of repossessed boats during 2006 was mainly due to the sale of five high profile boats, which resulted in lower losses. The total loss ratio on sale of repossessed boats for 2005 remained stable when compared to year 2004.

In 2006, the total gain on sale of OREO totaled $454,000 over eleven properties sold with a book value of approximately $4.0 million, compared to a total loss of $581,000 over nine properties sold with a book value of approximately $3.9 million in 2005, and a total loss of $37,000 in 2004 over three properties sold with a book value of approximately $724,000. The total gain on sale of OREO in 2006 included a $362,000 gain from the sale of a real estate property during the second quarter of 2006. The total loss on sale of OREO in 2005 included a total loss of $406,000 related to one real estate property sold in September 2005.

Results of Operations as of and for the Years Ended December 31, 2006, 2005 and 2004

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

Net interest income was $66.8 million during the year ended December 31, 2006, compared to $68.3 million during the year ended December 31, 2005 and $53.9 million during the year ended December 31, 2004, representing a decrease of $1.5 million, or 2.22%, in 2006 and an increase of $14.4 million, or 26.68%, in 2005. The decrease in the net interest income during 2006 was due to increased cost of funds during 2006. The increase in 2005 was mainly due to the combined result of increases in average interest-earning assets and increased yields resulting from higher interest rates. Our net interest margin decreased to 2.86% for the year ended December 31, 2006 and remained at 3.29% for the year ended December 31, 2005, compared to year ended December 31, 2004. Our net interest spread decreased to 2.33% in 2006, from 2.88% in 2005 and 3.00% in 2004. These declines in the net interest margin and spread were primarily caused by the increase in the average cost of interest bearing liabilities as a result of: (i) the rising short-term interest rates and the inverted yield curve, which caused short term borrowing costs to increase at a faster rate than the yield on earning-assets; and (ii) the increase in average deposits has been comprised substantially of brokered deposits and higher rate time deposits driven by the extremely competitive local environment. In addition, during 2006, our net interest margin and spread were also affected by the write-off of $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures, as previously mentioned. Without the effect of the write-off of $626,000 in unamortized placement costs, net interest margin and spread on a fully taxable equivalent basis would have been 2.89% and 2.36% for the year ended December 31, 2006, respectively.

Our average interest-earning assets were $2.3 billion in 2006, compared to $2.2 billion in 2005 and $1.7 billion in 2004, representing increases of 8.84% in 2006 and 26.8% in 2005. Average net loans were $1.6 billion in 2006, compared to $1.5 billion in 2005 and $1.2 billion in 2004, representing increases of 11.79% and 22.5% in 2006 and 2005, respectively. Total interest income increased by 21.70% to $162.1 million in 2006, compared to $133.2 million in 2005, after increasing by 39.67% from $95.4 million in 2004. These increases in our interest income were mainly due to the organic growth of our loan portfolio. The average interest yield we received for interest-earning assets increased to 7.53% in 2006, from 6.69% in 2005, and from 5.90% in 2004. Between 2006 and 2004, the Federal Reserve Board’s interest rate raises positively impacted average yields on our commercial and construction loans since a significant portion of these portfolios were variable rate loans. As of December 31, 2006, approximately 74.68% and 86.62% of our commercial and construction loans, respectively, were variable rate loans.

Average interest-bearing liabilities also increased by 9.69% to $2.1 billion in 2006, compared to $1.9 billion in 2005, after increasing by 26.1% from $1.5 billion in 2004. Total interest expense increased by 46.86% to $95.4 million in 2006, compared to $64.9 million in 2005, after increasing by 56.5% from $41.5 million in 2004. During 2006 and 2005, the increase in average liabilities had been substantially in brokered deposits, higher rate time deposits driven by the extremely competitive local environment, and other borrowings, all of which are higher cost categories resulting in increased interest expense. The average interest rate we paid for interest-bearing liabilities increased to 5.20% in 2006, from 3.81% in 2005, and from 2.90% in 2004.

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

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,643,587	$130,003	8.00%	$1,470,256	$107,971	7.41%	$1,200,445	$82,790	6.94%
Securities of U.S. government agencies(3)	604,606	27,137	6.45	600,461	21,795	5.14	433,456	11,180	3.53
Other investment securities(3)	46,083	2,296	7.03	38,811	1,726	6.12	18,116	602	4.34
Puerto Rico government obligations(3)	9,397	412	6.29	8,783	352	5.67	7,515	306	5.66
Securities purchased under agreements to resell and federal funds sold	34,841	1,791	5.57	32,297	1,150	4.19	29,556	380	1.29
Interest-earning deposits	9,565	507	5.30	6,767	239	3.53	12,754	135	1.06
Total interest-earning assets	$2,348,079	$162,146	7.53%	$2,157,375	$133,233	6.69%	$1,701,842	$95,393	5.90%
Total noninterest-earning assets	80,735			77,612			71,084
TOTAL ASSETS	$2,428,814			$2,234,987			$1,772,926

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$25,470	$584	2.31%	$51,787	$1,090	2.13%	$62,346	$1,335	2.17%
NOW deposits	46,330	1,035	2.24	46,421	858	1.85	40,931	738	1.81
Savings deposits	184,824	4,386	2.37	254,923	5,861	2.30	261,660	6,217	2.38
Time certificates of deposit in denominations of $100,000 or more	1,240,403	58,351	5.13	869,054	32,384	3.96	599,660	19,409	3.38
Other time deposits	113,097	4,189	3.71	152,787	4,741	3.11	192,046	5,610	2.92
Other borrowings(4)	499,275	26,818	7.17	548,141	20,002	4.81	369,064	8,172	2.73
Total interest-bearing liabilities	$2,109,399	$95,363	5.20%	$1,923,113	$64,936	3.81%	$1,525,707	$41,481	2.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	128,551			129,676			119,847
Other liabilities	25,830			16,962			19,234
Total noninterest-bearing liabilities	154,381			146,638			139,081
STOCKHOLDERS’ EQUITY	165,034			165,236			108,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,428,814			$2,234,987			$1,772,926
Net interest income(5)		$66,783			$68,297			$53,912
Net interest spread(6)			2.33%			2.88%			3.00%
Net interest margin(7)			2.86%			3.29%			3.29%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 43.5% tax rate for the year ended December 31, 2006, a 41.5% tax rate for 2005, and a 39% tax rate for 2004.

(2)
Loan costs (fees) have been included in the calculation of interest income. Loan costs (fees) were approximately $539,000, $780,000 and $(201,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2006, 2005 and 2004 was $37.3 million, $27.7 million and $32.2 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

(5)	Net interest income on a tax equivalent basis was $67.2 million, $71.0 million and $56.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(6)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2006 Over 2005 Increases/(Decreases) Due to Change in			2005 Over 2004 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$12,729	$9,303	$22,032	$18,608	$6,573	$25,181
Securities of U.S. government agencies	150	5,192	5,342	4,308	6,307	10,615
Other investment securities	323	247	570	688	436	1,124
Puerto Rico government obligations	25	35	60	52	(6)	46
Securities purchased under agreements to resell and federal funds sold	91	550	641	35	735	770
Interest-earning deposits	99	169	268	(63)	167	104

Total interest-earning assets	$13,417	$15,496	$28,913	$23,628	$14,212	$37,840
INTEREST PAID ON:
Money market deposits	$(554)	$48	$(506)	$(226)	$(19)	$(245)
NOW deposits	(2)	179	177	99	21	120
Savings deposits	(1,612)	137	(1,475)	(160)	(196)	(356)
Time certificates of deposit in denominations of $100,000 or more	13,838	12,129	25,967	8,719	4,256	12,975
Other time deposits	(1,232)	680	(552)	(1,147)	278	(869)
Other borrowings(2)	(1,783)	8,599	6,816	3,965	7,865	11,830

Total interest-bearing liabilities	$8,655	$21,772	$30,427	$11,250	$12,205	$23,455

Net interest income	$4,762	$(6,276)	$(1,514)	$12,378	$2,007	$14,385

(1)
Loan costs (fees) have been included in the calculation of interest income. Loan costs (fees) were approximately $539,000, $780,000 and $(201,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2006, 2005 and 2004 was $37.3 million, $27.7 million and $32.2 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering the growth in the loan portfolio, net-charge offs, delinquencies, related loss experience, and current internal and external environmental factors. We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Our provision for loan and lease losses increased to $16.9 million in 2006, or 104.64% of net charge-offs, from $12.8 million in 2005, or 93.75% of net charge-offs, and from $7.1 million in 2004, or 84.96% of net charge-offs. The increase in the provision during 2006 and 2005 resulted from the growth in our loan portfolio and the net losses experienced, mainly in our leasing portfolio. The net charge-offs increased to $16.2 million in 2006, from $13.6 million in 2005, and from $8.4 million in 2004. For more detail on net charge-offs, please refer to the “Allowance for Loan and Lease Losses” section herein.

We believe existing allowance levels are appropriate. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

In order to maintain an adequate level of our allowance for loan and lease losses, we monitor our portfolio performance on a monthly basis and determine the additional provision for loan and lease losses. In 2006, the increase in our provision for loan and lease losses resulted from the growth in our commercial and construction loan portfolio, but primarily from the deterioration of our leasing portfolio. During 2005, we increased our provision for loan and lease losses as we experienced an unexpected increase in the number of repossessed vehicles resulting from the impairment of certain leases in our automobile leasing portfolio, primarily during the last quarter of 2005. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Because we do not have any major industry concentrations, the determination of our provision for loan and lease losses is not impacted by such industry concentrations.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges and other fees	$8,476	108.7%	$9,069	117.4%	$8,057	88.6%
Loss on sale of non-hedging derivatives, net	-	-	(944)	(12.2)	—	—
Gain on sale of loans and leases, net	401	5.1	945	12.2	1,395	15.3
Loss on sale of securities, net	(1,092)	(14.0)	(301)	(3.9)	—	—
Gain (loss) on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	16	0.2	(1,040)	(13.5)	(359)	(3.9)

Total noninterest income	$7,801	100.0%	$7,729	100.0%	$9,093	100.0%

Our total noninterest income was $7.8 million in 2006, compared to $7.7 million in 2005, and $9.1 million in 2004, representing an increase of 0.93% in 2006 and a decrease of 15.0% in 2005. Noninterest income represented approximately 0.3%, 0.4% and 0.5% of average assets in 2006, 2005 and 2004, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts, representing 108.7%, 117.4% and 88.6% of total noninterest income in 2006, 2005 and 2004, respectively. This income source decreased to $8.5 million in 2006, from $9.1 million in 2005 and $8.1 million in 2004. The decrease in 2006 was mainly due to a decrease in trust fees and non-sufficient fund charges on deposit accounts, while the increase in 2005 was primarily due to an increase in our fees from trust and merchant accounts, and commissions from other banking services, such as an increase of $192,000 in leasing license’s commissions and an increase of $258,000 in commissions received by our insurance subsidiary, EuroSeguros.

Another component of noninterest income for 2005 is the net loss on sale of non-hedging derivatives. During year ended December 31, 2005, net noninterest income reflected a $944,000 net loss on non-hedging derivatives on which hedge accounting had been discontinued. The net loss during 2005 reflected a $1.1 million charge to earnings in the first quarter of 2005 for net losses on non-hedging derivatives on which hedge accounting had been discontinued and a $132,000 gain on the termination of such derivatives in the second quarter of 2005. The derivatives were assumed in connection with the acquisition of BankTrust in May 2004.

During 2006, gain on sale of loans and leases amounted to $401,000, compared to $945,000 in 2005 and to $1.4 million in 2004. Income from gain on sale of loans and leases as a percentage of total noninterest income was 5.1%, 12.2% and 15.3% in 2006, 2005 and 2004, respectively. This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts. During 2006, we sold $13.8 million in mortgage loans to other financial institutions, compared to $21.5 million in 2005 and $28.9 million in 2004. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale, resulting in a gain of approximately $401,000, $232,000 and $309,000 for those same periods. In June 2006, we became a Government National Mortgage Association’s issuer. In order to take advantage of this designation, we are increasing our volume of mortgage loans originations and have restructured the mortgage loans department to increase our sales in the secondary market. During 2006, our mortgage loan portfolio grew by $31.4 million, or 70.10%, from $44.8 million in 2005, after decreasing by 13.31% from $51.7 million in 2004. Also, during 2004, we sold $5.4 million in mortgage and consumer loans, which were acquired from BankTrust and serviced by another entity. We accounted for this transaction as a sale resulting in a gain of approximately $108,000.

In addition, in September 2005, March 2005 and November 2004, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million, $14.9 million and $30.0 million, respectively. We did not sell lease financing contracts during 2006. During 2005, the decrease of $450,000 in the gain on sale of loans was mainly attributable to the lower yields on the loans sold during the year as compared to those sold in 2004. We retained servicing responsibilities for the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales, recognizing net gains of approximately $348,000 for the September 2005 sale, $365,000 for the March 2005 sale, and $978,000 for the November 2004 sale. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts are not significant, we established an allowance of $120,000 in September 2005, $106,000 in March 2005, and $210,000 in November 2004, and have included such estimates in the other liabilities section of our balance sheets. As of December 31, 2006, the remaining balance of the allowance established to cover the limited recourse obligations assumed in the sale of our lease financing contracts during September and March 2005 and November 2004 amounted to approximately $59,000, $60,000 and $110,000, respectively, and are part of the remaining balance of the allowance established to cover the limited recourse obligations assumed in the sales of our lease financing contracts. For more detail on limited recourse obligations please refer to “Note 20 - Sales of Receivables” to our consolidated financial statements.

During 2006, we recognized a $1.1 loss on sale of $50.1 million in FHLB and mortgage backed securities, compared to a $301,000 loss on sale of $85.0 million in U.S. Treasury obligations available for sale in 2005. These investments were sold in an effort to improve the yields of the available for sale securities portfolio. There was no sale of investments in 2004.

Our final component of net noninterest income is the net loss on the sale of other real estate owned, repossessed assets and other assets. During 2006, we experienced a net gain in this component of $16,000, compared to net losses of $1.0 million and $359,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in the net loss on sale of other real estate owned, repossessed assets and other assets during 2006 was in part due to the sale of a real estate property during the second quarter of 2006, which resulted in a gain of approximately $362,000, but primarily to the refinements we made to our methodology for estimating the net realizable value of vehicles upon repossession and to our decision of increasing the valuation allowance of repossessed vehicles in an effort to expedite the disposition of slow moving inventory, as previously mentioned. The increase in 2005 was attributable primarily to an increased volume of losses in our lease financing portfolio as we experienced an unexpected increase in the number of repossessed vehicles resulting from the impairment of certain leases in our automobile leasing portfolio, which created net losses on the sale of repossessed automobiles and equipment totaling $992,000 and $334,000 for the years 2005 and 2004, respectively. Also, as our volume of lease financing contracts increased during 2005, in order to avoid building up our inventory of repossessed automobiles, we were more aggressive in our disposition efforts.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$17,507	40.3%	$14,727	39.2%	$11,111	38.2%
Occupancy and equipment	9,565	22.0	8,555	22.7	6,943	24.0
Professional services, including directors’ fees	4,104	9.5	3,912	10.4	2,196	7.6
Office supplies	1,394	3.2	1,163	3.1	1,033	3.6
Other real estate owned and other repossessed assets expenses	2,290	5.3	1,096	2.9	1,060	3.7
Promotion and advertising	1,200	2.8	686	1.8	545	1.9
Lease expenses	776	1.8	862	2.3	687	2.4
Insurance	1,053	2.4	1,095	2.9	804	2.8
Municipal and other taxes	1,657	3.8	1,674	4.4	1,254	4.3
Commissions and service fees credit and debit cards	1,324	3.1	1,364	3.6	1,206	4.2
Other noninterest expense	2,516	5.8	2,509	6.7	2,103	7.3
Total noninterest expense	$43,386	100.0%	$37,643	100.0%	$28,942	100.0%

Our total noninterest expense increased to $43.4 million in 2006, from $37.6 million in 2005 and $28.9 million in 2004. This represents a year over year increase in noninterest expense of 15.26% for 2006 and 30.1% for 2005. These increases are primarily attributable to the expanded personnel and occupancy costs associated with our business growth, our acquisition of BankTrust, the recent opening of our three new branch offices (Aguadilla and Canóvanas in December and September 2005, respectively, and Hatillo in March 2004); the salary increases effective in January 2006; an increased staffing mainly from our new branches and the restructuring of the mortgage loan department to take advantage of the opportunities available in this area on the Island and also to increase our sales in the secondary market; and an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future. Noninterest expenses as a percentage of average assets increased to 1.79% in 2006, from 1.68% in 2005 and 1.63% in 2004. Our efficiency ratio was 57.9% in 2006, 47.8% in 2005 and 44.4% in 2004.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefit expenses increased to $17.5 million in 2006, from $14.7 million in 2005. This increase was mainly attributable to an increase of approximately $1.9 million in salary adjustments and expanded personnel for business growth; and an increase of approximately $870,000 related to employees’ benefits, mainly related to an increase in: social security payroll taxes, the stock based compensation expense, and the medical plan expense.

Salaries and employee benefit expenses increased to $14.7 million in 2005, from $11.1 million in 2004. This increase was mainly attributable to an increase of approximately $3.1 million in salary adjustments and expanded personnel for business growth; an increase of approximately $450,000 related to employees’ benefits, mainly related to an increase in social security payroll taxes and medical plan expenses; and an increase of approximately $96,000 resulting from two new branches opened at Aguadilla and Canóvanas, Puerto Rico.

Occupancy and equipment expenses increased to $9.6 million in 2006, from $8.6 million in 2005. This increase was mainly attributable to an increase of approximately $410,000 related to our lease financing and trust businesses, an increase of approximately $342,000 related to the opening of our most two recent branches in September and December 2005, respectively, and an increase of approximately $164,000 related to our data processing systems.

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

Professional and directors’ fees were $4.1 million, $3.9 million and $2.2 million, or 9.5%, 10.4% and 7.6% of total noninterest expenses, in 2006, 2005 and 2004, respectively. During 2006, the increase in professional and directors’ fees was mainly due to an increase of $300,000 related to additional expenses billed by our former external auditors in connection with year 2005 audit and compliance with the Sarbanes Oxley Act. These additional expenses were recorded during the first quarter of 2006. The increase in 2005 was attributable primarily to the growth of our business and also to legal, audit, consulting, and professional fees related to becoming a publicly-traded company, the implementation costs of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting, and our other actions to implement our strategic plan.

Office supplies expenses were $1.4 million, $1.2 million and $1.0 million, or 3.2%, 3.1% and 3.6% of our total noninterest expenses, in 2006, 2005 and 2004, respectively. These increases are attributable primarily to the expansion of our branch network and franchise.

Our expenses related to OREO and repossessed assets were $2.3 million of total interest expense in 2006 and $1.1 million, or 2.9% and 3.7% of total noninterest expense in 2005 and 2004, respectively. The increase in 2006 was attributable primarily to the combined effect of an increase in the average number of repossessed vehicles in inventory, which resulted in increased repairs and maintenance expenses, and an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future. During 2006, the average number of repossessed vehicles in inventory increased by 56.98% to 540 units, when compared to 344 vehicles for 2005, after increasing by 63.81% from 210 vehicles for 2004. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are periodically evaluated and any subsequent decline in the fair value is charged to current operations.

Promotion and advertising increased to $1.2 million in 2006, from $686,000 and $545,000 in 2005 and 2004, respectively. The significant increase in 2006 was mainly attributable to an advertising campaign as part of the expansion of the mortgage loan department.

Lease expenses decreased by 9.98% to $776,000 in 2006, after increasing by 25.47% to $862,000 in 2005, from $687,000 in 2004. These expenses are primarily comprised of registration costs on leased vehicles and license renewal expenses on repossessed vehicles. During 2006, the decrease in lease expenses was mainly attributable to a reduction of 36.21% in lease portfolio originations for 2006, when compared to year 2005. The increase in leases expenses during 2005 was in part due to a decrease of 10.40% in lease portfolio originations, when compared to year 2004, but primarily to increased license renewal expenses upon an increase in the volume of repossessed assets during 2005.

Insurance expenses remained at $1.1 million in 2006 and 2005, compared to $804,000 in 2004. The increase in insurance expenses in 2005 was attributable primarily to the expansion of our branch network, becoming a publicly-traded company and our general organic growth.

Municipal and other taxes remained at $1.7 million in 2006 and 2005, compared to $1.3 million in 2004. The increase in 2005 was directly attributable to our organic growth and our acquisition of BankTrust in May 2004.

Commissions and service fees on credit and debit cards decreased by $40,000 to $1.3 million, after increasing by $158,000 to $1.4 million in 2005, from $1.2 million in 2004. The decrease in 2006 was mainly related to a decrease in credit card transactions. The increase in 2005 was attributable primarily to the increase in the size of our commercial loan portfolio, which provided us with increased merchant point-of-sale business during that year.

Other noninterest expenses remained at $2.5 million in 2006, when compared to year 2005, after increasing by $406,000 from $2.1 million in 2004. During 2005, the increase was related in large part to our asset growth over that period and increased expenses in our leasing business. For 2005 and 2004, the other noninterest expense included a charge-off of $480,000 related to an insurance claim still on litigation and $253,000 related to an income tax deficiency, respectively.

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

For year ended December 31, 2006, we recorded $6.3 million on income tax expense, compared to $9.1 million in 2005, and $8.7 million in 2004.  Current income tax expense increased to $7.3 million in 2006, from $1.8 million in 2005, and $3.9 million in 2004, representing an increase of 319.3% in 2006 and a decrease of 55.6% in 2005.  The increase in 2006 was mainly due to the net effect of the total consumption of net operating losses (“NOLs”) from acquired institutions, which was substantially lesser than the amount consumed in 2005, and a decrease of 44.2% in our income before taxes. During 2006, we recorded a taxable income related to the operation of acquired banks of approximately $2.5 million in excess of available NOLs. The decrease in our current income tax expense during 2005 was mainly due to the combined effect of a 5.0% decrease in our income before taxes, but primarily to the amount of NOLs consumed during 2005, also reducing our taxable income during that year.

As of December 31, 2006, 2005 and 2004, we had net deferred tax assets of $6.3 million, $5.1 million, and $12.5 million, respectively. The net increase of $1.1 million in our deferred tax asset during 2006 was mainly due to a decrease in deferred loan and leases net origination costs. In 2005, the net decrease of $7.5 million in our deferred tax asset was mainly due to the utilization of the net operating losses acquired from BankTrust in May 2004 and Banco Financiero in December 2002. The change in our deferred tax asset for the year ended December 31, 2006 was directly impacted by the initial application of the Staff Accounting Bulletin No. 108, which if further explained in the “Note 2 - Summary of Significant Accounting Policies” and “Note 21 - Income Taxes” to our 2006 consolidated financial statements, and in the section of this discussion and analysis captioned “Financial Condition.”

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, we believe it is more likely than not that the benefits of these deductible differences as of December 31, 2006 will be realized.

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

In addition, on May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposes an additional transitory tax of 2% on taxable income. This tax is applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also states that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

The approval of the additional transitory taxes of over the original maximum statutory tax rate of 39% as mentioned above, resulted in additional income tax expense of $755,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively.

In addition, on May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposes a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. The Company could use the full payment as a tax credit in the income tax return for the taxable year beginning after December 31, 2005 and the portion not used, if any, could be used in equal portions for up to the next four taxable years. This prepayment of tax resulted in a disbursement of approximately $196,000. No income tax expense was recorded since such prepayment will be used as a tax credit in the 2006’s income tax return.

Extraordinary Gain on Acquisition of BankTrust

On May 3, 2004, we acquired all of the capital stock of BankTrust. The estimated fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $5.7 million. This was allocated to eliminate the fair value of intangible assets acquired, and the value of the furniture, fixtures and equipment acquired. Since all other remaining assets were either financial assets, assets to be disposed of in the near term or prepaid assets, the remaining negative goodwill amounting to $4.4 million resulted in an extraordinary gain on the acquisition. Please refer to “Note 3 - Acquisition” to our 2006 consolidated financial statements for further details.

Financial Condition

Our total assets as of December 31, 2006 were $2.5 billion, compared to $2.4 billion and $2.1 billion as of December 31, 2005 and 2004, respectively. During 2006, the increase was primarily the net result of organic growth in our loan and lease portfolio and a decrease in our investment portfolio. The increase during 2005 was primarily the result of organic growth in our investment securities and loan and lease portfolio.

Our total deposits increased by 9.87% to $1.9 billion as of December 31, 2006, after increasing $325.1 million, or 23.1%, to reach $1.7 billion as of December 31, 2005, compared to $1.4 billion as of December 31, 2004. The increase in deposits during 2006 and 2005 was concentrated in time deposits over $100,000 and brokered deposits, as further explained in the section of this discussion and analysis captioned “Deposits.”  Other borrowings decreased to $395.0 million as of December 31, 2006, from $475.7 million as of December 31, 2005, compared to $520.2 million as of December 31, 2004. In 2006, the decrease in other borrowings was mainly related to a decrease in securities sold under agreements to repurchase and the redemption of trust preferred securities, as previously mentioned. During 2005, the decrease in other borrowings was mainly concentrated in the securities sold under agreements to repurchase.

Stockholders’ equity increased by 2.98% to $169.9 million as of December 31, 2006, representing an increase of $4.9 million from $165.0 million as of December 31, 2005. As of December 31, 2005, our stockholders’ equity was $165.0 million, representing an increase of 4.2% from $158.3 million as of December 31, 2004. Besides earnings from operations, stock options exercised, a private placement, our initial public offering and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $7.6 million, $10.4 million and $3.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, during 2006, the Company’s stockholders’ equity was also affected by the cumulative effect of a $790,000 adjustment on the initial adoption of Staff Accounting Bulletin No. 108 (“SAB 108”), as further explained below.

Explanatory Note on the Adoption of SAB 108

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) added Section N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. The interpretations in SAB 108 express the staff’s views regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. In SAB 108, the staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements by quantifying an error under both the rollover and iron curtain approaches and by evaluating the error measured under each approach. SAB 108 requires a registrant’s financial statements to be adjusted when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. We adopted the provisions of SAB 108 on December 31, 2006. Prior to adopting SAB 108, we consistently used the rollover approach when considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

In August 2006, our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002 revealed an accounting error related to the application of the Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”) , Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”) , and FASB Technical Bulleting No. 85-3, Accounting for operating Leases with Scheduled Rent Increases (“FTB85-3”) .

FAS 91 establishes, among others, standards of financial accounting and reporting for purchase premiums or discounts associated with loan purchases. FAS 91 requires the difference between the initial investment in a purchased loan or group of loans and the amount paid to the seller plus any fees paid or less any fees received at the date of purchase to be recognized as an adjustment of yield over the life of the loan. Also, it establishes that if prepayments are not anticipated and they occur, a proportionate amount of the related purchase premium or discount shall be recognized in income so that the effective interest rate on the remaining portion of loans continues unchanged. In the past, we did not apply the provisions of FAS 91 over prepayments of loans purchased to The Bank & Trust of Puerto Rico (“BankTrust”) in May 2004. As of December 31, 2005, there was $849,350 in unamortized net purchase premiums related to canceled loans previously acquired from BankTrust.

FTB85-3 requires that increases in scheduled rent, which are included in minimum lease payments under FAS 13, to be recognized by lessors and lessees on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. We have several lease agreements with escalating clauses, for which related rent expense was recorded as paid instead of on a straight-line basis over the lease term. As of December 31, 2005, the deferred rent expense liability was understated by $446,500.

On December 31, 2006, we assessed the materiality of the FAS 91 and FAS 13/FTB85-3 error correction by performing a comprehensive analysis following guidance on SAB 99 and SAB 108. As required by SAB 108, we accumulated and quantified the misstatements related to these accounting errors using both the rollover and iron curtain approaches. After considering all relevant quantitative and qualitative characteristics of these accounting errors, we concluded that, when evaluated in the aggregate, the accounting errors were material, on a quantitative or qualitative basis, in relation to our financial statements for year ended December 31, 2006, and continued to be immaterial to previously reported financial statements.

As permitted by the provisions of SAB 108, we did not correct previously reported financial statements but instead corrected the errors via a cumulative effect adjustment in our annual financial statements for year ended December 31, 2006. We reported the cumulative effect of the initial application of SAB 108 provisions in the carrying amounts of assets and liabilities as of the beginning of year 2006, offset by an adjustment of $790,000 from the correction of both accounting errors, net of approximately $505,000 in taxes related to the aforementioned understatement, to the opening balance of retained earnings for year 2006. We included the cumulative effect adjustment on the initial adoption of SAB 108 in our Statement of Changes in Stockholders’ Equity for year ended December 31, 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2006, 2005 and 2004, we had $49.1 million, $20.8 million and $3.3 million, respectively, in interest-bearing deposits in other financial institutions. Also, we had $51.2 million, $54.1 million and $42.8 million in securities purchased under agreements to resell as of those same dates, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.46%, 4.80% and 1.23% for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,333
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
State and municipal obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962
December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$—	$—	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	—	—	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	—	—	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	—	—	7,902	7,821
Other investments	—	—	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$42,471	$41,411	$10,652	$10,652	$690,631	$679,143
December 31, 2004:
U.S. treasury securities	$84,882	$84,392	$—	$—	$—	$—	$84,882	$84,392
U.S. government agencies obligations	89,376	88,799	4,813	4,775	—	—	94,189	93,574
Collateralized mortgage obligations	303,016	301,070	37,128	36,991	—	—	340,144	338,061
Mortgage-backed securities	71,304	71,707	7,563	7,540	—	—	78,867	79,247
State and municipal obligations	9,477	9,514	—	—	—	—	9,477	9,514
Other investments	—	—	—	—	8,716	8,716	8,716	8,716
Total	$558,055.00	$555,482	$49,504	$49,303	$8,716	$8,716	$616,275	$613,504

During 2006, the investment portfolio decreased by approximately $102.3 million to $577.9 million as of December 31, 2006, from $680.2 million as of December 31, 2005. The decrease during 2006 was primarily due to the net effect of:

•	prepayments for approximately $100.4 million of mortgage backed securities;

•	the purchase of $55.4 million in mortgage backed securities, $30.0 million in US government agencies obligations and FHLB stocks, and $5.0 million of Puerto Rico Agency Notes;

•
a $50.1 million sale of FHLB and mortgage backed securities available for sale with an average book yield of 3.64% at the time of sale, which were sold in December 2006 in an effort to improve our net interest margin resulting in a net loss on sale of investments of $1.1 million, as previously mentioned;

•	a decrease of $38.3 million in US government agencies obligations due to monthly principal prepayments and maturity of FHLB, FNMA & FHLMC obligations and the redemption of FHLB stocks;

•	the maturity and monthly principal prepayments of $3.4 million in Puerto Rico Agency Notes;

•	a decrease of $2.9 million in the unrealized net loss on investment securities available for sale;

•	a decrease of $774,000 in other investments upon redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned;

•	a net premium amortization of $368,000.

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

●
a $85.0 million sale of US Treasury obligations which would have matured between August and November of 2005 and averaged a book yield of 1.94% at the time of sale, which were sold in an effort to improve the yields of the available for sale securities portfolio and resulted in a net loss on sale of investments of $301,000, as previously mentioned;

●	a decrease of $7.9 million in FHLB investments due to monthly principal prepayments and maturity of FHLB obligations, and the redemption of FHLB stocks;

●	a net premium amortization of $4.6 million; and

●	a decrease of $1.5 million in Puerto Rico Bonds due to maturity of the PR Public Finance Corp. Bonds.

During the past few years, we have positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years. During the first half of 2006, we were able to reinvest at higher yields and for maturities or estimated maturities from 2 years to 7 years. We did not purchase any securities during the last six months of 2006. As of December 31, 2006, after above-mentioned transactions, the estimated average maturity was approximately 3.16 years and the average yield was approximately 4.67%. As of December 31, 2006, investment securities having a carrying value of approximately $523.7 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the contractual maturity of investment securities held in our investment portfolio and their weighted average yields:

	Year Ended December 31, 2006
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$15,765	3.28%	$142,564	4.64%	$17,926	5.66%	$—	—%	$176,255	4.62%
Mortgage backed securities(3)	5,612	4.37	36,358	4.42	2,094	5.80	5,085	4.80	49,149	4.52
Collateral mortgage obligations(3)	31,113	4.28	234,658	4.66	34,420	5.29	—	—	300,191	4.70
State & political subdivisions	2,631	3.38	1,660	6.14	5,273	4.71	—	—	9,564	4.59
Total investments available-for-sale	$55,121	3.96%	$415,240	4.64%	$59,713	5.37%	$5,085	4.80%	$535,159	4.65%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,165	3.95%	$—	—%	$—	—%	$3,165	3.95%
Mortgage backed securities(3)	—	—	—	—	5,390	4.98	—	—	5,390	4.98
Collateral mortgage obligations(3)	—	—	13,556	3.96	16,322	5.22	—	—	29,878	4.65
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$16,721	3.96%	$21,712	5.16%	$—	—%	$38,433	4.64%

Other Investments:
FHLB stock	3,718	6.25%	—	—%	—	—%	—	—%	3,718	6.25%
Investment in statutory trust	—	—	—	—	—	—	611	8.62	611	8.62
Total other investments	$3,718	6.25%	$—	—%	$—	—%	$611	8.62%	$4,329	6.58%
Total investments	$58,839	4.10%	$431,961	4.62%	$81,425	5.31%	$5,696	5.21%	$577,921	4.67%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.16% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of December 31, 2006, our investment in other earning assets included $611,000 equity in our statutory trusts and $3.7 million in FHLB stock. The following table presents the balances of other earning assets as of the dates indicated:

	Year Ended December 31,
Type	2006	2005	2004
	(In thousands)
Statutory trusts	$611	$1,382	$1,386
FHLB stock	3,718	9,270	7,330
Total	$4,329	$10,652	$8,716

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $879,000, $936,000, $2.7 million, $6.8 million and $5.2 million as of December 31, 2006, 2005 2004, 2003 and 2002, respectively:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Real estate secured	$813,615	$658,123	$516,542	$317,491	$263,600
Leases	443,311	487,863	459,251	315,935	256,087
Other commercial and industrial	297,512	272,205	243,603	177,989	155,622
Consumer	60,682	63,980	74,755	26,592	31,376
Real estate - construction	126,241	82,468	79,334	47,370	52,226
Other loans	5,015	5,336	6,134	4,236	3,665
Gross loans and leases	$1,746,376	$1,569,975.00	$1,379,619.00	$889,613	$762,576.00
Plus: Deferred loan costs, net	4,880	7,442	6,480	4,707	3,018
Total loans, including deferred loan costs, net	$1,751,256	$1,577,417	$1,386,099	$894,320	$765,594
Less: Unearned income	(1,297)	(1,157)	(1,170)	(1,774)	(3,041)
Total loans, net of unearned income	$1,749,959	$1,576,260	$1,384,929	$892,546	$762,553
Less: Allowance for loan and lease losses	(18,937)	(18,188)	(19,039)	(9,394)	(6,918)
Loans, net	$1,731,022	$1,558,072	$1,365,890	$883,152	$755,635

As of December 31, 2006, 2005 and 2004, our total loans and leases, net of unearned income, were $1.7 billion, $1.6 billion and $1.4 billion, respectively. The increase in our loan and lease volume in 2006 and 2005 was the result of organic growth. Our total loans and leases, net of unearned income as a percentage of total assets, increased to 70.0% as of December 31, 2006, and remained at 66.0% as of December 31, 2005 and 2004.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $813.6 million, $658.1 million and $516.5 million as of December 31, 2006, 2005 and 2004, respectively. The volume of our real estate loans has increased significantly as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 46.6% in 2006, from 41.9% and 37.4% for the fiscal years ended 2005 and 2004, respectively.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last three years, we have deemphasized equipment leasing and focused on automobile leasing. For 2006, approximately 63.38% of our lease financing contracts originations were for new automobiles, approximately 32.76% were for used automobiles and the remaining 3.86% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $443.3 million as of December 31, 2006, from $487.9 million and $459.3 million as of December 31, 2005 and 2004, respectively. Lease financing contracts, as a percentage of total loans and leases were 25.4%, 31.0%, and 33.3% at the end of 2006, 2005 and 2004, respectively. The decrease in our lease portfolio during 2006 resulted from the proactive actions we started taking during the third quarter of 2005 to tightening our underwriting standards, enhance our collections efforts and strategically pare back our automobile leasing operations upon the deterioration of our lease portfolio, mainly during the last quarter of 2005. During September 2005, March 2005, and November 2004, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million, $14.9 million and $30.0 million, respectively. We retained servicing responsibilities over all lease financing contracts sold. All lease contracts were sold on a limited recourse basis. The recourse on lease contracts sold in September 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance at the selling date of all leases sold. The recourse on lease contracts sold in or before March 2005 is limited to a maximum of 5.0% of the outstanding aggregate principal balance of all leases sold at repossession date. We did not sell lease financing contracts during 2006.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $297.5 million as of December 31, 2006, from $272.2 million in 2005 and $243.6 million in 2004. The increase in other commercial and industrial loans in 2006 and 2005 was due to our organic growth. Other commercial and industrial loans as a percentage of total loans were 17.0%, 17.3% and 17.7% at the end of 2006, 2005 and 2004, respectively.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination, except for 2004 and 2002, when we acquired consumer loans in connection with our acquisition of BankTrust and Banco Financiero, respectively. In the BankTrust acquisition, we acquired consumer loans totaling $60.2 million from BankTrust, including a $51.4 million boat financing portfolio, and $12.2 million from Banco Financiero. Consumer loans decreased to $60.7 million as of December 31, 2006, from $64.0 million in 2005, and from $74.8 million in 2004. Consumer loans as a percentage of total loans and leases were 3.5%, 4.1% and 5.4% at the end of 2006, 2005 and 2004, respectively. Consumer loans as of December 31, 2006, 2005 and 2004 included a boat portfolio of $37.4 million, $39.7 million and $45.8 million, respectively, acquired as a result of the acquisition of former BankTrust; $13.8 million, $15.3 million and $19.5 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.5 million, $9.0 million and $9.5 million, respectively.

Construction loans secured by real estate totaled $126.2 million, $82.5 million and $79.3 million as of December 31, 2006, 2005 and 2004, respectively. Construction loans secured by real estate as a percentage of total loans and leases were 7.2%, 5.3% and 5.8% for those same periods, respectively. During 2006 and 2005, the volume of our construction loans secured by real estate has increased as a result of our organic growth. In 2006, the originations of construction loans secured by real estate was mainly comprised of loans for land development and the construction of commercial real estate property, but primarily for the construction of residential multi-family projects.

Our loan terms vary according to loan type. Unsecured commercial term loans generally have maturities of three to five years, while we generally limit commercial loans secured by real estate maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $879,000, as of December 31, 2006, excluding non-accrual loans amounting to $37.3 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of December 31, 2006
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$163,906	$330	$3,465	$559	$2,512	$170,772
Real estate — secured	215,800	115,441	258,499	128,896	25,917	744,553
Other commercial and industrial	212,374	20,687	43,028	2,683	13,912	292,684
Consumer	12,302	12,099	1,326	34,505	370	60,602
Leases	10,178	391,304	-	38,661	-	440,143
Other loans	4,829	-	-	-	-	4,829
Total	$619,389	$539,861	$306,318	$205,304	$42,711	$1,713,583

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $424.0 million as of December 31, 2006.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$12,723	$8,560	$8,365	$9,700	$6,171
Nonaccrual loans	37,255	27,703	32,168	17,058	15,889
Total nonperforming loans	49,978	36,263	40,533	26,758	22,060
Other real estate owned	3,629	1,542	2,875	2,774	1,963
Other repossessed assets	9,419	7,975	3,566	3,643	5,681
Total nonperforming assets	$63,026	$45,780	$46,974	$33,175	$29,704
Nonperforming loans to total loans and leases, net of unearned	2.85%	2.30%	2.92%	2.98%	2.90%
Nonperforming assets to total loans and leases, net of unearned, plus repossessed property	3.57	2.89	3.37	3.66	3.87
Nonperforming assets to total assets	2.52	1.91	2.23	2.51	2.87
Allowance for loan and lease losses to nonperforming loans	37.89	50.16	46.97	35.11	31.36

We continually review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured loans and secured loans in excess of $100,000; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Loans are generally placed on nonaccrual status when they become 90 days past due, unless we believe the loan is adequately collateralized and we are in the process of collection. For loans placed in nonaccrual status, the nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest, and collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some change in financial status, resulting in an inability to meet the original repayment terms, and when we believe the borrower will eventually overcome financial difficulties and repay the loan in full.

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual status.

The nonperforming loans and leases increased to $50.0 million as of December 31, 2006, from $36.3 million as of December 31, 2005, after decreasing by $4.3 million from $40.5 million as of December 31, 2004, as further explained below.

The increase in nonperforming loans during 2006 was mainly due to the combined effect of a $4.2 million increase in loans over 90 days past due still accruing interest and an increase of $9.6 million in nonaccrual loans. During 2006, the increase in loans over 90 days still accruing interest was mainly concentrated in two business relationships secured by real estate, one for $4.2 million and the other for $693,000, with loan-to-values of 27% and 84%, respectively. Our historical losses on commercial and construction loans secured by real estate have been low. The increase in nonaccrual loans during 2006 was mainly attributable to the combined effect of: an increase of $9.0 million in the commercial and construction loans category, mostly secured by real estate; and an increase of $843,000 in marine loans classified as nonaccrual loans. During 2006, the increase in the nonaccrual commercial and construction loans category included: five business relationships amounting to $6.2 million granted to different companies which are secured by real estate with loan-to-values ranging between 47% and 98%; and other three loans amounting to $1.5 million granted to a construction company, for which real estate collateral is held for approximately 50% of the total debt and proceeds from specific assignments of construction contracts may be sufficient to repay the remaining balance.

The decrease in nonperforming loans and leases in 2005 was mainly due to the net effect of a $4.5 million decrease in nonaccrual loans and an increase of $195,000 in loans over 90 days past due still accruing interest. During 2005, the decrease in nonaccrual loans was mainly attributable to the combined effect of: a decrease of $3.0 million in the commercial loan category; a decrease of $628,000 in the marine loans category; and a decrease of $423,000 in the lease financing contracts classified as nonaccrual loans. The increase in loans over 90 days past due still accruing interest during 2005 was mainly due to the net effect of: a decrease of $1.5 million in the real estate secured loans category, mostly commercial loans; an increase of $926,000 in the installment loan category, mostly marine loans; and an increase of $884,000 in the lease financing contracts category.

As of December 31, 2006, 2005 and 2004, nonaccrual loans acquired from BankTrust amounted to $2.4 million, $2.6 million and $7.5 million, respectively. The ratio of nonperforming loans and leases over total loans and leases was 2.85% as of December 31, 2006, compared to 2.30% and 2.92% as of December 31, 2005 and 2004, respectively.

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

As of December 31, 2006, our OREO consisted of 18 properties with an aggregate value of $3.6 million, compared to 13 properties with an aggregate value of $1.5 million as of December 31, 2005, and 12 properties with an aggregate value of $2.9 million as of December 31, 2004. During 2006, we repossessed 22 properties with an aggregate value of $6.1 million and sold 12 properties with an aggregate value of $4.0 million.

Other repossessed assets as of December 31, 2006 were $9.4 million, $8.0 million and $3.6 million as of December 31, 2005 and 2004, respectively. As of December 31, 2006, 2005 and 2004, other repossessed assets were comprised of: $8.3 million, $6.2 million and $2.6 million, respectively, in repossessed vehicles; $1.1 million, $1.5 million and $705,000, respectively, in repossessed boats; and $39,000, $210,000 and $231,000, respectively, in repossessed equipment. During 2006, the increase in repossessed assets was mainly due to the net effect of: an increase of $2.1 million in repossessed vehicles, and a decrease of $444,000 and $171,000 in repossessed boats and equipment, respectively. During 2005, the increase in repossessed assets was mainly due to the net effect of: an increase of $3.6 million in repossessed vehicles, an increase of $824,000 in repossessed boats, and a decrease of $20,000 in equipment. The increase in repossessed assets during 2006 was mainly due to the deterioration of our lease portfolio. However, even though the number of repossessed vehicles in 2006 increased when compared to 2005, the net increase during 2006, in term of units, was lower as sales of repossessed assets also increased for 2006 as compared to 2005. Total repossessed and sold vehicles during 2006 were 1,865 and 1,708, respectively, compared to 1,397 and 1,121 in 2005. The increase in repossessed assets during 2005 was in part attributable to increases in volumes of our automobile lease originations, but it was primarily related to the deterioration of our lease portfolio, which resulted in a more aggressive repossession approach by our collection department. We continue monitoring this inventory very closely and taking measures to prevent further deterioration and expedite its disposition. During the fourth quarter of 2006, we completed the relocation of our repossessed vehicles to a more accessible location in order to give them more exposure in an effort to expedite their disposition.

Together with OREO, the ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property increased to 3.57% as of December 31, 2006, from 2.89% and 3.37% as of December 31, 2005 and 2004, respectively.

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

When analyzing the adequacy of our allowance, our portfolio is segmented into major loan categories. Although the evaluation of the adequacy of our allowance focuses on loans and leases and pools of similar loans and leases, no part of our allowance is segregated for, or allocated to, any particular asset or group of assets. Our allowance is available to absorb all credit losses inherent in our portfolio.

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

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of 1 to 5 years, which, at least on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

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

As a result of increasing loss ratios experienced in the later part of 2005, particularly with our lease portfolio, during the first quarter of 2006, we made some revisions to our methodology for the determination of the allowance for loan and lease losses to provide for a more structured and timely monitoring of changes in loss trends and conditions. New reports and analyses were incorporated into our control process over such determination. In addition, as part of these revisions, we also made some refinements to our methodology for estimating net realizable value of vehicles upon repossession. We feel these revisions will result in more timely recognition of losses in our automobile lease portfolio and better valuation of our repossessed vehicles.

In addition, another component is used in the evaluation of the adequacy of the allowance. This additional component serves as a management tool to measure the probable effect that current internal and external environmental factors could have on the historical loss factors.

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114, as amended. For non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on at least an annual basis. In addition, on a quarterly basis, the estimated allowance for non-classified loans is adjusted for the probable effect that current environmental factors could have on the historical loss factors currently in use. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily average balances during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,663,330	$1,487,850	$1,217,723	$842,033	$577,995
Total loans and leases outstanding at end of period, including loans held for sale	1,750,838	1,577,196	1,387,613	899,392	767,791
Allowance for loan and lease losses:
Allowance at beginning of period	18,188	19,039	9,394	6,918	4,513
Charge-offs:
Real estate — secured	685	-	5	-	-
Commercial and industrial	3,050	4,848	3,329	966	887
Consumer	1,978	2,600	1,196	1,347	1,718
Leases	12,927	8,991	5,806	2,715	767
Other loans	149	150	164	37	16
Total charge-offs	18,789	16,589	10,500	5,065	3,388
Recoveries:
Real estate — secured	11	-	-	-	-
Commercial and industrial	534	486	154	160	97
Consumer	465	256	233	254	180
Leases	1,604	2,210	1,741	675	142
Other loans	21	11	15	1	2
Total recoveries	2,635	2,963	2,143	1,090	421
Net loan and lease charge-offs	16,154	13,626	8,357	3,975	2,967
Provision for loan and lease losses	16,903	12,775	7,100	6,451	3,354
Allowance of acquired bank — BankTrust (2004) and Banco Financiero (2002)	-	-	10,902	-	2,018
Allowance at end of period	$18,937	$18,188	$19,039	$9,394	$6,918
Ratios:
Net loan and lease charge-offs to average total loans	0.97%	0.92%	0.69%	0.47%	0.51%
Allowance for loan and lease losses to total loans at end of period	1.08	1.15	1.37	1.04	0.90
Net loan and lease charge-offs to allowance for loan losses at end of period	85.30	74.92	43.89	42.31	42.89
Net loan and lease charge-offs to provision for loan and lease losses	95.57	106.66	117.70	61.62	55.23

The rapid growth of our loan and lease portfolio in the past five years required an increased allowance for loan and lease losses. The allowance for loan and lease losses increased by 4.1%, or $749,000, to $18.9 million as of December 31, 2006, after decreasing by 4.5%, or $851,000, to $18.2 million as of December 31, 2005, from $19.0 million as of December 31, 2004. The allowance for loan and lease losses as a percentage of total loans and leases decreased to 1.08% at the end of year 2006, from 1.15% in 2005 and 1.37% in 2004. However, the loan portfolio growth during the years 2006 and 2005 has been mostly concentrated in commercial loans secured by real estate, on which the loss of risk is lesser than in the other loan categories. We consider that the allowance for loan and lease losses, which is 1.08% of total loans and leases as of December 31, 2006, is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due. Accordingly, all lease finance contracts that are over 120 days past due at the end of each quarter are partially charged-off. This is done based on our historical lease loss experience. For 2006, we used a historical loss ratio in lease finance contracts of approximately 20%. For the years ended December 31, 2006, 2005 and 2004, approximately $2.5 million, $1.6 million and $1.0 million was charged off for this purpose, respectively.

In June 2004, except for leases in a payment plan, bankruptcy or other legal proceedings, we commenced the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of each quarter are fully charged-off. For the years ended December 31, 2006, 2005 and 2004, approximately $781,000, $1.3 million and $1.5 million was charged-off for this purpose, respectively.

Net charge-offs as a percentage of average loans was 0.97%, 0.92%, and 0.69% at the end of year 2006, 2005 and 2004, respectively. The increase in this ratio for 2006 was mainly due to an increase in net charge-offs from our leasing portfolio, as further explained below. The increase in this ratio for 2005 was mainly attributable to the net effect of: increased volumes in the loan and lease portfolio, a decrease in full charge-offs of our lease finance contracts that are over 365 days past due, and the deterioration of our lease portfolio, primarily during the last quarter of 2005.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 95.6% as of December 31, 2006, from 106.7% in 2005 and 117.7% in 2004. The decrease in this ratio for 2006 and 2005 was mainly as a direct result of the increase in our provision for loan and lease losses to account for the loss trends in our leasing portfolio.

Net charge-offs increased to $16.2 million for year ended December 31, 2006, from $13.6 million and $8.4 million for 2005 and 2004, respectively, as further described below.

The increase in net charge-offs for year ended December 31, 2006, when compared to year ended December 31, 2005, was distributed as follows: (i) $4.5 million increase in net charge-offs from our leasing portfolio; (ii) $1.8 million decrease in net charge-offs from other commercial and industrial loans; (iii) $831,000 decrease in net charge-offs from consumer loans; and (iv) $674,000 increase in net charge-offs from real estate secured loans. The increase in net charge-offs from our leasing portfolio was mainly attributable to the increase in the volume of repossessed assets, as explained before, and also to an increase in the initial market valuation of repossessed vehicles at the time of repossession.

The increase in net charge-offs for the year ended December 31, 2005, when compared to year ended December 31, 2004, was distributed as follows: (i) $2.7 million increase in net charge-offs from our leasing portfolio mainly as a result of an increase in the repossessed vehicles inventory; (ii) $1.4 million increase in net charge-offs from consumer loans; and (iii) $1.2 million increase in net charge-offs from other commercial and industrial loans. During 2005, the increase in net charge-offs from consumer loans and the commercial and industrial loans portfolio included $1.1 million and $643,000 related to marine and commercial loans acquired from BankTrust, respectively, for which adequate allowances were previously established. Also, during 2005, the commercial and industrial charge-offs included the unsecured portions of a loan granted to a computer retailing company amounting to $601,000 and $550,000 related to a loan granted to a construction company, respectively.

Net charge offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.94% for our commercial loan portfolio that is not secured by real estate over the past five years. As previously mentioned, our historical losses through the years from our commercial loan portfolio secured by real estate have been low. However, because a significant portion of our business is focused on commercial lending, we have generally maintained a conservative allowance for our commercial loan portfolio. For the portion of our commercial loan portfolio adequately secured with real estate collateral, we maintain an allowance equal to 0.06% of the outstanding balance of such portfolio. The allowance for commercial loans that are not secured by real estate is equal to 1.63% of the outstanding portfolio balance.

Our consumer loan portfolio has averaged a 3.73% net loss experience over the past five years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional charge-offs have been recorded and additional allowances have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio we maintain an allowance equal to 2.79% of the outstanding balance of such portfolio.

Our five-year old construction loan portfolio has no loss experience. Nevertheless, we maintain an allowance for this portfolio equal to 0.48% of the portfolio balance.

Our leasing portfolio has a 2.55% net loss experience over the last year. We maintain an allowance equal to 2.50% of the balance of this portfolio.

Although our mortgage portfolio has no loss experience, we maintain an allowance equal to 0.14% of this portfolio.

In May 2004, Eurobank acquired loan portfolios from BankTrust totaling $347.2 million with accompanying general, specific and unallocated allowances of $10.9 million. Because a number of BankTrust’s problem loans were acquired by a special purpose vehicle immediately prior to closing, and as a result of a series of charge-offs performed prior to the closing, except with regard to the acquired boat financing portfolio described below, we determined that the portfolios acquired from BankTrust generally had a risk level comparable to our portfolio prior to the BankTrust transaction. Consequently, we continued to apply the same allowance guidelines used to our portfolio.

The only major loan category acquired from BankTrust not previously marketed by Eurobank was BankTrust’s boat financing portfolio, which amounted to $37.4 million as of December 31, 2006. As with all other BankTrust consumer loans, the special purpose vehicle assumed all loans in the BankTrust boat financing portfolio that were more than 90 days delinquent. In the six months prior to its acquisition, BankTrust maintained a boat financing allowance between 1.6% and 1.9% of the outstanding portfolio. We currently maintain a $783,000 allowance on the boat financing portfolio, or 2.09% of the outstanding portfolio.

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

	As of December 31,
	2006		2005		2004		2003		2002
	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)
	(Dollars in thousands)
Allocated:
Real estate — construction	$610	7.23%	$714	5.25%	$1,200	5.75%	$464	5.32%	$495	6.85%
Real estate — secured	525	46.60	1,137	41.92	1,997	37.44	1,212	35.69	1,037	34.57
Commercial and industrial	4,836	17.03	4,597	17.34	6,470	17.66	4,067	20.01	2,265	20.41
Consumer	1,433	3.47	1,499	4.08	3,239	5.42	750	2.99	992	4.11
Leases	11,089	25.38	9,701	31.07	3,815	33.29	1,950	35.51	1,825	33.58
Other loans	436	0.29	212	0.34	134	0.44	21	0.48	18	0.48
Unallocated	8	—	328	—	2,184	—	930	—	286	—
Total allowance for loan and lease losses	$18,937	100.00%	$18,188	100.00%	$19,039	100.00%	$9,394	100.00%	$6,918	100.00%

(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $14.9 million as of December 31, 2006, compared to $11.2 million and $11.3 million at the end of year 2005 and 2004, respectively.

On February 6, 2007, Eurobank, our wholly owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property, which is located in San Juan, includes a 57,187 square foot office building that will be used to consolidate our headquarter and administrative operations. We anticipate that there may be a benefit from certain efficiencies associated with centralizing these operations in one location.

The purchase price for the property was $12,360,000. We are in the process of renovating the space to conform to our needs, and expects to move in between the summer and December 2007.

Except for aforementioned acquisition, we have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the years ended December 31, 2006, 2005 and 2004 were $1.7 billion, $1.5 billion and $1.3 billion, respectively. Average deposits grew by $234.0 million, or 15.6%, in 2006 and $228.2 million, or 17.9%, in 2005. The increase in average deposits for 2006 and 2005 was mainly concentrated in brokered deposits. The continuous asset growth of financial institutions on the Island and the reduction of local funding sources, have generated a fierce competition for core deposits on the Island.  During 2006 and 2005, the fierce competition for local deposits made brokered deposits an attractive funding alternative, resulting in lower funding costs when compared to the unusually higher rates offered locally for time deposits.  We decided to pursue the use of the brokered deposits alternative to control the continuous increase in our funding cost. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$128,551	7.39%	-%	$129,676	8.62%	-%	$119,847	9.39%	-%
Money market deposits	25,470	1.46	2.29	51,787	3.44	2.10	62,346	4.88	2.14
NOW deposits	46,330	2.66	2.23	46,421	3.09	1.85	40,931	3.21	1.80
Savings deposits	184,824	10.63	2.37	254,923	16.94	2.30	261,660	20.50	2.38
Time certificates of deposit in denominations of $100,000 or more	205,510	11.82	4.30	202,099	13.43	3.24	203,129	15.91	2.16
Brokered certificates of deposits in denominations of $100,000 or more	1,034,893	59.54	4.78	666,955	44.33	3.87	396,531	31.07	3.79
Other time deposits	113,097	6.50	3.70	152,787	10.15	3.10	192,046	15.04	2.92
Total deposits	$1,738,675	100.00%		$1,504,648	100.00%		$1,276,490	100.00%

Total deposits as of December 31, 2006, 2005 and 2004 were $1.9 billion, $1.7 billion, and $1.4 billion, respectively, representing an increase of $171.2 million, or 9.87%, in 2006 and $325.1 million, or 23.1%, in 2005. The following table presents the composition of our deposits by category as of the dates indicated:

	As of December 31,
	2006	2005	2004
	(In thousands)
Interest bearing deposits:
Now and money market	$62,673	$70,962	$118,076
Savings	156,069	223,665	278,802
Broker certificates of deposits in denominations of less than $100,000	707	2,972	24,115
Brokered certificates of deposits in denominations of $100,000 or more	1,225,449	964,233	487,890
Time certificates of deposits in denominations of $100,000 or more	224,741	203,708	200,474
Other time deposits in denominations of less than $100,000	95,396	121,950	161,783
Total interest bearing deposits	$1,765,035	$1,587,490	$1,271,140.00
Plus: non interest bearing deposits	140,321	146,638	137,896
Total deposits	$1,905,356	$1,734,128	$1,409,036

As mentioned before, in addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in now and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the Island, as previously mentioned. Accordingly, we increased brokered deposits to $1.2 billion, $967.2 million and $512.0 million as of December 31, 2006, 2005 and 2004, respectively. Our brokered deposits portfolio have maturities up to seven years. Because brokered deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	As of December 31,
	2006	2005	2004
	(In thousands)
Three months or less	$547,837	$421,582	$140,228
Over three months through six months	294,784	250,982	74,461
Over six months through 12 months	188,691	184,880	108,084
Over 12 months	418,878	310,497	365,591
Total	$1,450,190	$1,167,941	$688,364

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for fiscal years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at period-end	$365,664	$419,860	$463,409
Average monthly aggregate balance outstanding during the period	432,459	489,110	312,169
Maximum aggregate balance outstanding at any month-end	501,182	614,650	465,302
Weighted average interest rate for the year	4.94%	3.33%	1.70%
Weighted average interest rate for the last month of the year	5.27%	4.25%	2.47%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for fiscal years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at period-end	$8,707	$8,759	$10,404
Average balance during the period	19,016	10,059	10,450
Maximum amount outstanding at any month-end	121,292	10,404	10,700
Weighted average interest rate for the year	5.06%	4.93%	5.59%
Weighted average interest rate for the last month of the year	5.51%	5.37%	4.97%

Notes Payable to Statutory Trusts

For more detail on notes payable to statutory trusts please refer to the business section of this Annual Report on Form 10-K captioned “Eurobank Statutory Trust I and II” and the “Note 17 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

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

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 capital includes: common stockholders’ equity, our Series A Preferred Stock, our junior subordinated debentures (subject to certain limitations), less goodwill. Total capital represents Tier 1 plus the allowance for loan and lease losses (subject to certain limits).

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, and a private placement. As of December 31, 2006, 2005 and 2004, total stockholders’ equity was $169.9 million, $165.5 million and $158.3 million, respectively.

As mentioned before, in an effort to improve our net interest margin, on December 18, 2006, we redeemed $25.8 million of floating rate junior subordinated deferrable interest debentures bearing an interest rate of 8.99% at the time of redemption, upon which Eurobank Statutory Trust I, one of our non-banking subsidiaries, redeemed $25.0 million in trust preferred securities. Up to December 18, 2006, we included these trust-preferred securities as part of our tier 1 capital. We believe that remaining supplemental capital raised in connection with the issuance of trust preferred securities from Eurobank Statutory Trust II will allow us to achieve and maintain our status as a well-capitalized institution and to sustain our continued loan growth. For more detail on notes payable to statutory trusts please refer to “Note 17 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

During 2006 and 2005, we repurchased 488,477 shares and 163,550 shares, respectively, upon a stock repurchase program approved by our board of directors in October 2005, respectively.

During 2006, a total of 213,450 options were exercised for the aggregate exercise price of $879,765. A total of 7,000 options were exercised on September 13, 2006 at an aggregate exercise price of $44,390, 56,450 options were exercised on June 30, 2006 at an aggregate exercise price of $336,625, and 150,000 options were exercised on February 27, 2006 at an aggregate exercise price of $498,750.

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

On May 3, 2004, we acquired all of the capital stock of BankTrust for approximately $23.4 million for which we issued 683,304 common shares (valued at $8.13 per share) and 430,537 shares of perpetual non-cumulative preferred stock, Series A (valued at $25 per share) and made cash payments of approximately $6.5 million. BankTrust was a commercial bank operating in Puerto Rico through an existing network of five branches and whose total assets at the closing date amounted to approximately $522.0 million. The BankTrust acquisition was consistent with our growth strategy.

During 2004, a total of 230,802 options were exercised for the aggregate exercise price of $976,335. A total of 65,552 options were exercised on November 30 and December 1, 2004 at an aggregate exercise price of $217,960; and 165,250 options were exercised during the first quarter of 2004 at an aggregate exercise price of $758,375.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in this Annual Report on Form 10-K.

As of December 31, 2006, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. However, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using brokered deposits as a short-term funding source. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	≥ $ 154,038	≥ 8.00%	N/A
Eurobank	198,179	10.29	≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25	≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29	≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92	≥ 99,679	≥ 4.00	N/A
Eurobank	178,871	7.18	≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	≥ $ 141,479	≥ 8.00%	N/A
Eurobank	190,070	10.72	≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45	≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55	≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35	≥ 94,199	≥ 4.00	N/A
Eurobank	151,657	6.44	≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,585	13.94%	≥ $ 126,564	≥ 8.00%	N/A
Eurobank	169,705	10.67	≥ 127,286	≥ 8.00	≥ 159,108	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,342	12.73	≥ 63,282	≥ 4.00	N/A
Eurobank	130,461	8.20	≥ 63,643	≥ 4.00	≥ 95,465	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,342	9.91	≥ 81,303	≥ 4.00	N/A
Eurobank	130,461	6.42	≥ 81,244	≥ 4.00	≥ 101,555	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain a relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets at December 31, 2006, 2005 and 2004 totaled approximately $300.4 million, $318.5 million and $171.2 million, respectively. Our Core Basis Surplus liquidity level was 8.9%, 10.1% and 5.8% as of the same periods, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 0.0%, or a “positive surplus.” Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics, which make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $313.8 million at December 31, 2006, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $22.5 million at December 31, 2006.

During 2006, asset growth was funded primarily with growth in deposits. The deposit growth was mainly in brokered deposits, which increased $258.9 million during 2006. During 2006, cash inflows from operating activities exceeded cash outflows by $57.1 million.

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

Our net cash outflows from investing activities for the years 2006, 2005 and 2004 were $138.5 million, $319.6 million and $297.8 million, respectively. The net investing cash outflows experienced in 2006 were primarily due to growth in our loan and lease portfolio. The higher net investing cash outflows experienced in 2005 and 2004 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that years to support wholesale funding increases.

Our net cash inflows from financing activities for the years 2006, 2005 and 2004 were $86.0 million, $277.9 million and $252.5 million, respectively. During 2006 and 2005, the net financing cash inflows were primarily provided by the net increase in deposits. In 2004, the net financing cash inflows were primarily provided by repurchase agreements growth and the net proceeds from the issuance of common stock.

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

Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At December 31, 2006, the Bank had interest rate swap agreements which converted $30.8 million of fixed rate time deposits to variable rate time deposits of which $10.8 million will mature between 2010 and 2013 and $20.0 million between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments, please refer to “Note 16 - Derivative Financial Instruments” to our consolidated financial statements.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2006, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year1) and a rate shock (year 2 and beyond) has on margin expectations.

In the December 31, 2006 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and brokered deposits, our primary funding source, from 30 days to approximately 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At December 31, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.9 million, or 2.44% lower than the net interest income in the rates unchanged scenario, and $4.1 million, or 5.36%, lower than the net interest income in the rates unchanged scenario at the December 31, 2006 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $3.9 million, or 5.13% lower than the net interest income in the rates unchanged scenario, and $8.0 million, or 10.50%, lower than the net interest income in the rates unchanged scenario at the December 31, 2006 simulation with a 200 basis point decrease. At December 31, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $1.4 million, or 1.86%, higher than the net interest income in the rates unchanged scenario, and $3.1 million, or 4.02%, higher than the net interest income in the rate unchanged scenario at the December 31, 2006 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $667,000, or 0.87% higher than the net interest income in the rates unchanged scenario, and $2.2 million, or 2.83%, higher than the net interest income in the rates unchanged scenario at the December 31, 2006 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of December 31, 2006:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At December 31, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$3,077	4.02%
+100 basis points over year 1	1,426	1.86
- 100 basis points over year 1	(1,866)	(2.44)
- 200 basis points over year 1	(4,103)	(5.36)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At December 31, 2006
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$2,169	2.83%
+100 basis points over year 2	667	0.87
- 100 basis points over year 2	(3,931)	(5.13)
- 200 basis points over year 2	(8,040)	(10.50)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, our interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at December 31, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of December 31, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-180 Days	181-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$51,191	$49,050	$—	$—	$—	$—	$100,241
Investment securities and FHLB/ Federal Reserve Bank stock	—	95,135	76,820	222,002	183,964	—	577,921
Loans	—	1,008,779	87,749	319,921	315,452	—	1,731,901
Fixed and other assets	—	—	—	—	—	90,857	90,857
Total assets	$51,191	$1,152,964	$164,569	$541,923	$499,416	$90,857	$2,500,920

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	—	18,902	—	—	340,161	—	359,063
Certificates of deposit	—	890,280	211,800	236,392	207,821	—	1,546,293
Borrowed funds		268,372	10,500	45,500	70,000	—	394,372
Other liabilities	—	—	—	—	—	31,314	31,314
Total swaps	—	30,800	—	(10,800)	(20,000)	—	—
Stockholders’ equity	—	10,763	—	—	—	159,115	169,878
Total liabilities and stockholders’ equity	$—	$1,219,117	$222,300	$271,092	$597,982	$190,429	$2,500,920
Period gap	$51,191	($66,153)	($57,731)	$270,831	($98,566)
Cumulative gap	$51,191	($14,962)	($72,693)	$198,138	$99,572
Period gap to total assets	2.05%	-2.65%	-2.31%	10.83%	-3.94%
Cumulative gap to total assets	2.05%	-0.60%	-2.91%	7.92%	3.98%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	N/A	98.77%	94.96%	111.57%	104.31%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2006
	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,200	$—	$—	$507
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,956	2,643	2,312	11,353
Total	$10,156	$2,643	$2,312	$32,479

In addition, on February 6, 2007, Eurobank, our wholly owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The purchase price for the property was $12,360,000.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of December 31, 2006, 2005 and 2004, we had commitments to extend credit of $308.5 million, $265.3 million and $269.4 million, respectively. These commitments included standby letters of credit of $8.4 million, $7.0 million and $10.5 million as of December 31, 2006, 2005 and 2004, respectively, and commercial letters of credit of $916,000, $1.3 million and $1.8 million for those same periods, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off-balance sheet arrangements, see “Note 27 — Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2(ab) - Recently Issued Accounting Standards” to our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II, Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

Quarterly Selected Financial Data (Unaudited)

As previously mentioned, during the fourth quarter of 2006, we adopted the provisions for the application of Staff Accounting Bulletin No. 108 (“SAB 108”). As a result, we performed a reclassification between quarters of certain components on previously reported financial statements. The following tables summarize unaudited quarterly results of operations as previously reported and after the application of SAB 108 for year ended December 31, 2006.

	Year ended December 31, 2006 (as reported)
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$42,699,853	$41,849,057	$39,814,536	$37,782,974
Interest expense	26,898,186	25,315,546	22,750,837	20,398,777
Net interest income	15,801,667	16,533,511	17,063,699	17,384,197
Provision for loan and lease losses	5,274,000	4,849,000	3,390,000	3,390,000
Net interest income
after provision
for loan and lease losses	10,527,667	11,684,511	13,673,699	13,994,197
Total other income	1,109,307	1,778,375	2,546,822	2,366,049
Total other expenses	10,280,554	11,520,753	10,525,851	11,058,573
Income before
income taxes	1,356,420	1,942,133	5,694,670	5,301,673
Income tax	1,347,299	494,556	2,405,669	2,035,487
Net income	$9,121	$1,447,577	$3,289,001	$3,266,186

Earnings per share:
Basic	$(0.01)	$0.07	$0.16	$0.16
Diluted	$(0.01)	$0.06	$0.16	$0.15

	Year ended December 31, 2006 (SAB 108)
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$42,700,454	$41,895,851	$39,785,574	$37,764,541
Interest expense	26,898,186	25,315,546	22,750,837	20,398,777
Net interest income	15,802,268	16,580,305	17,034,737	17,365,764
Provision for loan and lease losses	5,274,000	4,849,000	3,390,000	3,390,000
Net interest income
after provision
for loan and lease losses	10,528,268	11,731,305	13,644,737	13,975,764
Total other income	1,109,307	1,778,375	2,546,822	2,366,049
Total other expenses	10,343,881	11,476,456	10,512,722	11,052,672
Income before
income taxes	1,293,694	2,033,224	5,678,837	5,289,141
Income tax	1,346,326	514,732	2,397,274	2,024,679
Net income	$(52,632)	$1,518,492	$3,281,563	$3,264,462

Earnings per share:
Basic	$(0.01)	$0.07	$0.16	$0.16
Diluted	$(0.01)	$0.07	$0.16	$0.15

The following tables summarize unaudited quarterly results of operations for years ended December 31, 2005 and 2004.

	Year ended December 31, 2005
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$36,832,404	$34,713,785	$31,889,460	$29,796,832
Interest expense	19,143,116	17,622,676	14,684,896	13,485,061
Net interest income	17,689,288	17,091,109	17,204,564	16,311,771
Provision for loan and lease losses	6,435,000	3,015,000	2,075,000	1,250,000
Net interest income
after provision
for loan and lease losses	11,254,288	14,076,109	15,129,564	15,061,771
Total other income	1,794,212	2,467,971	2,566,147	900,802
Total other expenses	10,174,718	9,329,967	9,274,042	8,864,546
Income before
income taxes	2,873,782	7,214,113	8,421,669	7,098,027
Income tax	1,200,410	2,417,003	3,127,004	2,332,811
Net income	$1,673,372	$4,797,110	$5,294,665	$4,765,216

Earnings per share:
Basic	$0.08	$0.24	$0.26	$0.23
Diluted	$0.07	$0.23	$0.25	$0.23

	Year ended December 31, 2004
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$28,370,659	$26,430,103	$23,370,038	$17,222,838
Interest expense	12,171,282	11,064,900	9,897,769	8,347,321
Net interest income	16,199,377	15,365,203	13,472,269	8,875,517
Provision for loan and lease losses	1,250,000	1,875,000	2,475,000	1,500,000
Net interest income
after provision
for loan and lease losses	14,949,377	13,490,203	10,997,269	7,375,517
Total other income	3,365,466	2,341,494	1,779,771	1,593,122
Total other expenses	8,872,401	7,650,581	6,825,829	5,580,033
Income before
income taxes	9,442,442	8,181,116	5,951,211	3,388,606
Income tax	3,319,084	2,804,423	1,475,145	1,063,981
Extraordinary gain	4,898	-	4,414,220	-
Net income	$6,128,256	$5,376,693	$8,890,286	$2,324,625

Earnings per share:
Basic earnings per share:
Income before extraor-
dinary item	$0.30	$0.30	$0.29	$0.17
Extraordinary item	-	-	0.29	-
Net income	$0.30	$0.30	$0.58	$0.17
Diluted earnings per share:
Income before extraor-
dinary item	$0.29	$0.28	$0.28	$0.16
Extraordinary item	-	-	0.29	-
Net income	$0.29	$0.28	$0.57	$0.16

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 26, 2006, EuroBancshares dismissed KPMG LLP (“KPMG”) as its independent registered public accounting firm, and selected Crowe Chizek and Company, LLC (“Crowe Chizek”) to serve as its new independent registered public accounting firm. The dismissal of KPMG and the engagement of Crowe Chizek were authorized and approved by the Audit Committee of the Board of Directors of EuroBancshares primarily as a result of the company’s efforts to manage its ongoing fees, costs and expenses associated with its accounting and annual audit process.

KPMG’s reports on the consolidated financial statements of EuroBancshares as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

(i)
KPMG’s report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 concluded that EuroBancshares had not maintained effective internal control over financial reporting as of that date due to the effect of a material weakness identified by management during its assessment of EuroBancshares’ internal controls over financial reporting, and contains an explanatory paragraph that states:

As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan and lease losses, resulting from the following matters:

•	The Company did not maintain sufficient documentation to support the monitoring of the recent loss trends experienced in loan and lease portfolios;

•	There was a lack of controls over the segregation of the commercial real estate/other commercial loan portfolios used for determining the general allowance for loan losses; and

•	EuroBancshares did not maintain adequate documentation to support the unallocated portion of the allowance for loan and lease losses.

These deficiencies resulted in a misstatement in the allowance for loan and lease losses in the Company’s preliminary December 31, 2005 financial statements and resulted in more than a remote likelihood that a material misstatement of its consolidated financial statements would not have been prevented or detected.

As a result of the material weakness described above, EuroBancshares’ internal control over financial reporting was not effective as of December 31, 2005.

(ii)
KPMG’s report on the consolidated financial statements as of December 31, 2004 contained a separate paragraph stating that “the Company adopted the provision of Financial Accounting Standards Board’s Interpretation No. 46R, Consolidation of Variable Interest Entities, as of December 31, 2003.”

In Item 9A of EuroBancshares’ Annual Report on Form 10-K for the year ended December 31, 2005, management reported that it had assessed the effectiveness of EuroBancshares’ internal control over financial reporting as of December 31, 2005 and had identified a material weakness in internal control over financial reporting as described above. The material weakness resulted in an adverse opinion from KPMG on the effectiveness of EuroBancshares’ internal control over financial reporting as of December 31, 2005.

In addition, for the year ended December 31, 2004, KPMG examined and attested to assertions made by management of Eurobank concerning the effectiveness of the institution’s internal control structure and procedures for financial reporting in connection with its compliance reporting obligations under Section 36 of the Federal Deposit Insurance Act. EuroBancshares disclosed in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2004, that in making its assessment of internal control over financial reporting, management of Eurobank identified a deficiency related to accounting for certain derivative financial instruments that were acquired in connection with the acquisition of BankTrust in May 2004 under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). Specifically, the deficiency resulted from the lack of adequate controls designed to ensure that the documentation, monitoring and evaluation required by generally accepted accounting principles were properly maintained for the term of the respective derivative financial instrument and that such documentation provides reasonable assurance to support the ongoing monitoring of the Bank’s hedging activities. Management of the bank concluded that the amounts involved with respect to these derivative financial instruments are not material for the periods reported and that prior 2004 interim financial statements need not be revised. Management evaluated the impact of this deficiency on Eurobank’s assessment of internal control over financial reporting and concluded that the control deficiency described above represented a material weakness. Accordingly, management concluded that, as of December 31, 2004, Eurobank’s internal control over financial reporting may not be effective.

During the years ended December 31, 2005 and 2004 and through May 26, 2006, there were (i) no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their reports on EuroBancshares’ financial statements for such years and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except as described above.

EuroBancshares has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arise as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the Company’s past financial statements included (or incorporated by reference) in this Annual Report on Form 10-K.

ITEM 9A. Controls and Procedures.

a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2006, our management assessed the effectiveness of the design and operation of EuroBancshares’ internal control over financial reporting. Based on this assessment, our management concluded that such internal control over financial reporting was effective. In making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EuroBancshares’ independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on management’s assessment of EuroBancshares’ internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Material Weakness. EuroBancshares is actively engaged in the implementation of remediation efforts to improve its internal control over financial reporting and disclosure controls and procedures. As of December 31, 2005, EuroBancshares’s management identified a material weakness in the Company’s internal control over financial reporting related to determining the allowance for loan and lease losses, resulting from the following matters:

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

As discussed below, during 2006, EuroBancshares took the necessary actions to remediate the material weakness existing as of the end of year 2005. The Company’s Audit Committee has provided oversight and reviewed EuroBancshares initiatives to remediate the material weakness in its internal control over financial reporting.

Remediation of Material Weaknesses that Existed as of December 31, 2005

During 2006, the Company designed, implemented and tested the following controls to strengthen our internal control over financial reporting and ensure the allowance for loan and lease losses is correctly determined:

•
Monitoring of Trends - A detailed quarterly review and monitoring of loan and lease loss ratios is documented in order to detect any trend which may require adjustment of loss percentages allocated in the general allowance for loan and lease losses.

•
Key Variances - New reports are produced in order to compare portfolio balances with prior month to identify key variances. Analysis procedures are formalized and documented to ensure the accuracy of these reports.

•
Unallocated Portion - The Company has incorporated a new component to the determination of the allowance for loan and lease losses, which serves as a management tool to measure the probable effect that current internal and external environmental factors could have on the historical loss factors in use. The implementation of this additional component resulted in a distribution of the unallocated portion into the loan categories used for determining the allowance for loan and lease losses based on management’s judgment of the implied risk over the current internal and external environmental factors.

We believe that these actions strengthened our internal control over financial reporting and addressed the previously identified material weakness in our internal control over financial reporting related to determining the allowance for loan and lease losses.

(e) Report of Independent Registered Public Accounting Firm. The independent registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting is included as part of the Report of Independent Registered Public Accounting Firm to our consolidated financial statements, commencing at page F-1 of this Annual Report on Form 10-K.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information under the captions “Proposal Regarding Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

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

ITEM 11. Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

The information under the caption “Principal Auditor Fees and Services” in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006
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
10.3†
Form of EuroBancshares, Inc. Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.4†
2005 Stock Option Plan for EuroBancshares, Inc., dated May 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on June 2, 2005)

10.5†
Change in Control Agreement, dated as of March 14, 2007, between EuroBancshares, Inc., Eurobank and Mr. Rafael Arrillaga-Torréns, Jr. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.6†
Change in Control Agreement, dated as of March 14, 2007, between EuroBancshares, Inc., Eurobank and Ms. Yadira R. Mercado (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.7†
Eurobank Master Trust Retirement Plan Program (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.8†
Form of EuroBancshares, Inc. Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.9†
Agreement and Plan of Merger, dated as of September 6, 2002, by and among EuroBancshares, Inc. and Banco Financiero de Puerto Rico (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.10
Agreement and Plan of Merger, dated as of February 24, 2004, by and among EuroBancshares, Inc., Eurobank, and The Bank & Trust of Puerto Rico (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.11
Stipulation and Consent to the Issuance of a Cease and Desist Order dated as of March 13, 2007, Eurobank, the Board of Directors of Eurobank and the FDIC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.12
Order to Cease and Desist Order dated as of March 15, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

21
List of Subsidiaries of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

23.1*	Consent of Crowe Chizek and Company LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Annual Report on Form 10-K.

† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: March 16, 2007	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2007	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief
Executive Officer (principal executive officer)

Date: March 16, 2007	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 16, 2007	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez
Director

Date: March 16, 2007	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar
Director

Date: March 16, 2007	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni
Director

Date: March 16, 2007	By:	/s/ Plácido González Córdova
Plácido González Córdova
Director

Date: March 16, 2007	By:	/s/ Luis F. Hernández Santana
Luis F. Hernández Santana
Director

Date: March 16, 2007	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía
Director

Date: March 16, 2007	By:	/s/ Diana López-Feliciano
Diana López-Feliciano
Director

Date: March 16, 2007	By:	/s/ William Torres Torres
William Torres Torres
Director

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006 and 2005

(With Report of Independent Registered Public Accounting Firm Thereon)

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005	F-4
CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE YEARS IN
THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006	F-5
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD
ENDED DECEMBER 31, 2006	F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE
THREE-YEAR PERIOD ENDED DECEMBER 31, 2006	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EuroBancshares, Inc.
San Juan, Puerto Rico

We have audited the accompanying consolidated balance sheet of EuroBancshares, Inc. as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. We also have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A.(b) of the accompanying Form 10-K, that EuroBancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EuroBancshares, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroBancshares, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that EuroBancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, EuroBancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2, the EuroBancshares, Inc. adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

/s/ Crowe Chizek and Company LLP

Fort Lauderdale, Florida
March 15, 2007

Stamp No. 2205174 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
EuroBancshares, Inc.:

We have audited the accompanying consolidated balance sheet of EuroBancshares, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroBancshares, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Juan, Puerto Rico
March 16, 2006

Stamp No. 2155991 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$25,527,489	$20,993,485
Interest bearing deposits	49,050,368	20,773,171
Securities purchased under agreements to resell	51,191,323	54,132,673
Investment securities available for sale	535,159,009	627,080,276
Investment securities held to maturity	38,432,820	42,470,784
Other investments	4,329,200	10,652,000
Loans held for sale	879,000	936,281
Loans, net of allowance for loan and lease losses
of $18,936,841 in 2006 and $18,188,130 in 2005	1,731,022,290	1,558,071,526
Accrued interest receivable	15,760,852	14,979,784
Customers’ liability on acceptances	1,561,736	501,195
Premises and equipment, net	14,889,456	11,167,981
Other assets	33,116,690	29,523,653
Total assets	$2,500,920,233	$2,391,282,809
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$140,321,373	$146,637,966
Interest bearing	1,765,034,834	1,587,490,180
Total deposits	1,905,356,207	1,734,128,146
Securities sold under agreements to repurchase	365,664,250	419,859,750
Acceptances outstanding	1,561,736	501,195
Advances from Federal Home Loan Bank	8,707,420	8,758,626
Notes payable to Statutory Trusts	20,619,000	46,393,000
Other borrowings	—	700,175
Accrued interest payable	18,047,074	9,263,493
Accrued expenses and other liabilities	11,086,705	6,711,389
	2,331,042,392	2,226,315,774
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2006 and 2005	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued: 19,777,536 shares in 2006 and 19,564,086 shares in
2005; outstanding: 19,123,821 shares in 2006 and 19,398,848 in 2005	197,775	195,641
Capital paid in excess of par value	106,539,383	105,508,402
Retained earnings:
Reserve fund	7,553,381	6,528,519
Undivided profits	59,800,495	54,348,750
Treasury stock, 653,715 shares at cost in 2006
and 165,238 shares at cost in 2005	(7,410,711)	(1,946,052)
Accumulated other comprehensive loss	(7,565,907)	(10,431,650)
Total stockholders’ equity	169,877,841	164,967,035
Total liabilities and stockholders’ equity	$2,500,920,233	$2,391,282,809

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Loans, including fees	$130,003,150	$107,970,892	$82,790,251
Investment securities:
Taxable	371,546	133,798	740,353
Exempt	29,474,276	23,738,059	11,348,432
Interest-bearing deposits, securities purchased
under agreements to resell, and other	2,297,448	1,389,732	514,602
Total interest income	162,146,420	133,232,481	95,393,638
Interest expense:
Deposits	68,545,152	44,933,645	33,309,033
Securities sold under agreements to repurchase,
notes payable, and other	26,818,196	20,002,104	8,172,239
Total interest expense	95,363,348	64,935,749	41,481,272
Net interest income	66,783,072	68,296,732	53,912,366
Provision for loan and lease losses	16,903,000	12,775,000	7,100,000
Net interest income after provision for loan
and lease losses	49,880,072	55,521,732	46,812,366
Noninterest income:
Service charges - fees and other	8,475,600	9,068,560	8,056,482
Net loss on non-hedge derivatives	—	(943,782)	—
Net loss on sale of securities	(1,091,627)	(301,053)	—
Net gain (loss) on sale of other real estate owned, repossessed
assets, and on disposition of other assets	16,092	(1,040,206)	(358,890)
Gain on sale of loans	400,489	945,613	1,395,105
Total noninterest income	7,800,554	7,729,132	9,092,697
Noninterest expense:
Salaries and employee benefits	17,506,822	14,727,209	11,110,819
Occupancy	6,999,087	6,297,388	4,921,631
Furniture fixture and equipment	2,565,949	2,257,136	2,020,972
Professional services	4,104,442	3,911,659	2,196,101
Municipal and other taxes	1,657,111	1,674,393	1,253,950
Commissions and service fees	1,324,487	1,364,187	1,206,119
Office supplies	1,393,948	1,163,206	1,032,576
Insurance	1,052,922	1,095,193	803,727
Promotional	1,199,574	686,080	545,128
Other	5,581,389	4,466,822	3,850,665
Total noninterest expense	43,385,731	37,643,273	28,941,688
Income before income taxes and extraordinary item	14,294,895	25,607,591	26,963,375
Provision for income taxes	6,283,010	9,077,228	8,662,633
Income before extraordinary item	8,011,885	16,530,363	18,300,742
Extraordinary gain on acquisition of BankTrust	—	—	4,419,118
Net income	$8,011,885	$16,530,363	$22,719,860

Earnings per share:
Basic:
Income before extraordinary item	$0.38	$0.81	$1.08
Extraordinary item	—	—	0.27
Net income	$0.38	$0.81	$1.35
Diluted:
Income before extraordinary item	$0.37	$0.78	$1.04
Extraordinary item	—	—	0.26
Net income	$0.37	$0.78	$1.30

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Preferred stock:
Balance at beginning of period	$4,305	$4,305	$—
Issuance of preferred stock	—	—	4,305
Balance at end of period	4,305	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120	—
Issuance of preferred stock	—	—	10,759,120
Balance at end of period	10,759,120	10,759,120	10,759,120
Common stock:
Balance at beginning of period	195,641	195,641	69,737
Purchase and retirement of common stock	—	—	(10)
Issuance of common stock and exercised stock options before stock split	—	—	7,928
Stock split	—	—	77,655
Issuance of common stock and exercised stock options after stock split	2,134	—	40,331
Balance at end of period	197,775	195,641	195,641
Capital paid in excess of par value - common stock:
Balance at beginning of period	105,508,402	105,408,402	42,943,014
Purchase and retirement of common stock	—	—	(8,684)
Issuance of common stock and exercised stock options before stock split	—	—	12,290,548
Stock split	—	—	(77,655)
Issuance of common stock and exercised stock options after stock split	877,630	—	50,261,179
Stock based compensation	153,351	—	—
Reversal of initial public offering expenses	—	100,000	—
Balance at end of period	106,539,383	105,508,402	105,408,402
Reserve fund:
Balance at beginning of period	6,528,519	4,721,756	2,348,598
Transfer from undivided profits	1,024,862	1,806,763	2,373,158
Balance at end of period	7,553,381	6,528,519	4,721,756
Undivided profits:
Balance at beginning of period	54,348,750	40,369,955	20,521,151
Cumulative effect on initial adoption of SAB 108	(790,473)	—	—
Net income	8,011,885	16,530,363	22,719,860
Preferred stock dividends ($1.73 in 2006 and 2005 and $1.16 in 2004 per share)	(744,805)	(744,805)	(497,898)
Transfer to reserve fund	(1,024,862)	(1,806,763)	(2,373,158)
Balance at end of period	59,800,495	54,348,750	40,369,955
Treasury stock
Balance at beginning of period	(1,946,052)	—	—
Purchase of common stock	(5,464,659)	(1,924,192)	—
Common stock received as payment in lieu of a debt obligation	—	(21,860)	—
Balance at end of period	(7,410,711)	(1,946,052)	—
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(10,431,650)	(3,157,491)	(807,244)
Unrealized net gain (loss) on investment securities available for sale
and cash flow hedges	2,865,743	(7,274,159)	(2,350,247)
Balance at end of period	(7,565,907)	(10,431,650)	(3,157,491)
Total stockholders’ equity	$169,877,841	$164,967,035	$158,301,688

Comprehensive income:
Net income	$8,011,885	$16,530,363	$22,719,860
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss) on investment securities available for sale
and cash flow hedges	1,774,116	(7,575,212)	(2,350,247)
Reclassification adjustment for realized loss (gains) included in net income	1,091,627	301,053	—
Unrealized net gain (losses) on investments securities
available for sale and cash flow hedges	2,865,743	(7,274,159)	(2,350,247)
Comprehensive income	$10,877,628	$9,256,204	$20,369,613

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,011,885	$16,530,363	$22,719,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,762,194	4,707,270	3,706,507
Provision for loan and lease losses	16,903,000	12,775,000	7,100,000
Stock-based employee compensation	153,351	—	—
Deferred tax and purchase of tax credits (benefit) provision	(1,059,470)	7,326,026	4,715,347
Extraordinary gain on the acquisition of BankTrust	—	—	(4,419,118)
Net loss on non-hedging derivatives	—	943,782	—
Net loss on sale of securities	1,091,627	301,053	—
Net gain on sale of loans	(400,489)	(945,613)	(1,395,105)
Net (gain) loss on sale of repossessed assets and on disposition of other assets	(16,092)	1,040,206	358,890
Net amortization of premiums and accretion of discount on investment securities	2,556,010	4,550,939	6,784,807
Valuation expense of repossesed assets	1,295,771	649,840	884,593
Net effect of adjustment by SAB 108	(790,473)	—	—
Write-off notes payable to statutory trust placement costs	625,842	—	—
(Decrease) increase in deferred loan costs	2,561,702	(961,742)	(1,773,009)
Origination of loans held for sale	(13,836,775)	(21,510,695)	(28,941,128)
Proceeds from sale of loans held for sale	14,237,263	21,744,371	29,250,216
Increase in accrued interest receivable	(781,068)	(3,811,811)	(2,262,588)
Net decrease (increase) in other assets	8,354,522	(455,007)	(2,795,093)
Increase in accrued interest payable, accrued expenses, and other liabilities	13,584,441	1,240,556	7,423,628
Net cash provided by operating activities	56,253,241	44,124,539	41,357,807

Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell	2,941,350	(11,322,194)	785,044
Net (increase) decrease in interest-bearing deposits	(28,277,197)	(17,501,794)	19,324,216
Proceeds from sale of investment securities available for sale	48,992,897	84,976,055	—
Purchases of investment securities available for sale	(89,194,907)	(301,826,010)	(316,639,752)
Proceeds from principal payments and maturities of investment securities available for sale	131,490,329	133,137,712	134,869,775
Purchases of investment securities held to maturity	—	—	(50,370,830)
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	3,887,363	6,747,256	833,230
Purchase of Federal Home Loan Bank Stocks	(1,175,200)	(8,324,100)	(8,715,500)
Procceds from principal payments and maturities
of Federal Home Loan Bank Stocks	6,727,000	6,384,700	3,339,000
Net increase in loans	(207,802,256)	(241,504,835)	(186,308,350)
Proceeds from sale of lease financing contracts	—	29,962,303	35,555,732
Proceeds from sale of other assets	761,740	1,575,043	830,425
Capital expenditures	(6,020,879)	(1,923,269)	(2,465,055)
Cash and due from banks received from the acquisition of BankTrust, net	—	—	71,134,806
Net cash used in investing activities	(137,669,760)	(319,619,133)	(297,827,259)

Cash flows from financing activities:
Net increase in deposits	171,228,061	325,091,710	25,931,840
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(54,895,675)	(42,849,131)	235,886,056
Net decrease in Federal Home Loan Bank Advances	(51,206)	(1,645,012)	(66,034,362)
Repayment of Notes payable to trusts	(25,000,000)	—	—
Dividends paid to preferred stockholders	(745,762)	(760,552)	(480,879)
Net proceeds from issuance of common stock	879,764	—	57,241,571
Purchase of common stock	(5,464,659)	(1,946,052)	—
Net cash provided by financing activities	85,950,523	277,890,963	252,544,226

Net increase (decrease) in cash and cash equivalents	4,534,004	2,396,369	(3,925,226)
Cash and cash equivalents beginning balance	20,993,485	18,597,116	22,522,342
Cash and cash equivalents ending balance	$25,527,489	$20,993,485	$18,597,116

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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

(2) Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include, the allowance for loan and lease losses, fair value of financial instruments, valuation of repossessed assets and deferred income tax. Therefore, actual results could differ from those estimates. Following is a description of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash Equivalents and Cash Flow

For purposes of the presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheets caption cash and due from banks. For customer loan and deposits transactions, interest bearing deposits in other institutions, and federal funds purchased and repurchased agreements net cash flows are reported.

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

Declines in fair value of securities below their cost that are deemed to be other than temporary result in an impairment that is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery or maturity and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

(f) Other Investments

Other investments include Federal Home Loan Bank (FHLB) stock and the equity investment in the unconsolidated statutory trusts. The FHLB stock is carried at cost, representing the amount for which the FHLB would redeem the stock. Investment in statutory trusts is carried on the equity method of accounting.

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

When analyzing the adequacy of the allowance for loan and lease losses, the portfolio is segmented into major loan categories. Although the evaluation of the adequacy of the allowance for loan and lease losses focuses on loans and pools of similar loans and leases, no part of the allowance is segregated for, or allocated to, any particular asset or group of assets. The allowance is available to absorb all credit losses inherent in the portfolio.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

The general portion of the allowance for loan and lease losses is determined by applying loss factors to all categories of loans and leases outstanding in the portfolio. The Company uses historic loss rates which are determined over a period from 1 through 5 years, depending on the nature of the loan portfolio. The resulting loss factors are then multiplied against the current period’s balance of unclassified loans to derive at an estimated loss. The historical loss percentage is adjusted for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors considered include, but are not limited to: effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-offs, and recoveries; changes in the experience, ability, and depth of our lending management and staff; concentrations of credit that might affect loss experience across one or more components of the portfolio; levels of, and trends in, delinquencies and nonaccruals; and national and local economic business trends and conditions.

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

Specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. If impairment exists it is recorded through a valuation allowance. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest. The provision for loan and lease losses is adjusted in order to state the allowance for loan and lease losses to the required level as determined above.

The Company determines past due or delinquency status based on contractual terms and generally classifies loans as nonperforming when they become 90 days past due, unless the loan is adequately collateralized and it is in the process of collection. Closed-ends consumer loans are charge-off when 120 days in arrears. Leases are partially charge-off when 120 days in arrears and then fully charge-off at 365 days. Revolving credit consumer loans are charge-off when 180 days in arrears.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(j) Transfer of Financial Assets

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

(k) Servicing Assets

The Company has no contracts to service loans for others, except for servicing retained on sale of lease financing contracts. The total cost of loans sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing assets), based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. In addition, the Company assesses capitalized servicing assets for impairment based on the fair value of those assets.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(n) Trust Services

Trust fees are recorded on accrual basis at the time services are rendered. In connection with its trust activities, the Company administers and is custodian of assets, which amounted to approximately $235,263,000 and $200,364,000 at December 31, 2006 and 2005, respectively.

(o) Securities Sold under Agreements to Repurchase

The Company sells securities under agreements to repurchase the same or similar securities. Amounts received under these agreements represent short-term financing transactions.

(p) Income Taxes

The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future as well as net operating losses carryforwards. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(u) Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2006	2005	2004
Cash paid during the years for:
Interest	$86,580,000	$62,392,000	$37,630,000
Income taxes	4,067,000	2,419,000	2,533,000
Noncash transactions:
Repossessed assets acquired
through foreclosure of loans	$48,650,000	$30,755,000	$20,282,000
Financing of repossessed assets	29,460,000	24,393,000	17,157,000
Capital contribution through
issuance of EuroBancshares'
stocks on acquisition of
BankTrust (note 3):
Common stock	-	-	5,552,000
Preferred stock	-	-	10,763,000

(v) Stock Option Plan

Effective January 1, 2006 the Company adopted Statement Financial Accounting Standards (SFAS) No. 123r, Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock based employee compensation cost using the fair value method starting 2006. For 2006, adopting this standard resulted in a reduction of income before and after income taxes of $153,351, a decrease in basic and diluted earnings per share of $.01, and has no effect in cash flow from operations and financing activities. Please refer to note 23 Stock option plan for details.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31, 2005 and 2004:

	2005	2004
Net income, as reported	$16,530,363	$22,719,860
Employees stock based compensation	-	37,518	(1)
Deduct total stock-based employee
compensation expense
determined under fair value
based method for all awards	(904,368)	(263,047)
Pro forma net income	$15,625,995	$22,494,331
Earnings per share:
Basic - as reported	$0.81	$1.35
Basic - pro forma	0.76	1.33
Diluted - as reported	0.78	1.30
Diluted - pro forma	0.73	1.28

(1)	Refer to note 21 - Stock Transactions, for details of employees stock awards.

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

There were no impairment losses in 2006, 2005 and 2004.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

(z) Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 and 2005 presentation, including reclassifications decreasing loan interest income with corresponding equal decreases in salaries and employee benefits in the amount of $8.1 million for the year ended December 31, 2004, related to revised classification of certain loan origination costs.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(ab) Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See Note 2 (v) for further discussion of the effect of adopting this standard.

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

The Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets was issued on March 2006.  This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  Under this Statement, an entity can elect subsequent amortization method or fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.  SFAS No. 156 allows the recognition for servicing rights with an accounting method similar to fair-value hedge accounting, but without the effort and system cost needed to identify effective hedging instruments and document hedging relationships.  This Statement becomes effective as of the beginning of the fiscal year that begins after September 15, 2006.  The Company is evaluating the impact to the financial statements if any.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued on June 2006.  This Interpretation provides the guides for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This Interpretation corrects the deficiency of FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating the impact to the financial statements if any.

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements.  This statement provides the generally accepted accounting principles (GAAP) definition for fair value, the framework for measurements and additional disclosures.  The main focus of SFAS 157 is to correct the inconsistency in the definition of fair value and to provide guidance for applying the GAAP definition. This statement applies under other accounting pronouncements that require fair value measurements; however this statement does not require any new fair value measurements.  The definition provided in this statement clarifies that the price to be used is the price that would be received by selling the asset or paid to transfer liability instead of the price to acquire the asset or received to assume the liability.  This statement applies prospectively and is effective for financials statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the impact to the financial statements if any.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). This bulletin addresses the methodologies used by registrants to consider the effects of prior year’s misstatements when quantifying misstatements in the current year financial statements.  SAB 108 compares the diversity in practice among registrants and expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. In December 2006 the Company adopted the provisions of SAB 108. Prior to adopting SAB 108, the Company consistently used the rollover approach when considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

As a result of the adoption of SAB 108 the company reported a cumulative adjustment to the beginning retained earnings associated with an accounting error related to the application of the Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”), and FASB Technical Bulleting No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB85-3”).

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

FAS 91 establishes, among others, standards of financial accounting and reporting for purchase premiums or discounts associated with loan purchases. FAS 91 requires the difference between the initial investment in a purchased loan or group of loans and the amount paid to the seller plus any fees paid or less any fees received at the date of purchase to be recognized as an adjustment of yield over the life of the loan. Also, it establishes that if prepayments are not anticipated and they occur, a proportionate amount of the related purchase premium or discount shall be recognized in income so that the effective interest rate on the remaining portion of loans continues unchanged. In the past the Company did not apply the provisions of FAS 91 over prepayments of loans purchased to The Bank & Trust of Puerto Rico (“BankTrust”) in May 2004. As of December 31, 2005, there was $849,350 in unamortized net purchase premiums related to canceled loans previously acquired from BankTrust. This difference net of taxes of $331,247 represented an adjustment of $518,103 to the earnings in prior periods.

FTB85-3 requires that increases in scheduled rent, which are included in minimum lease payments under FAS 13, to be recognized by lessors and lessees on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. The Company has several lease agreements with escalating clauses, for which related rent expense was recorded as paid instead of on a straight-line basis over the lease term. As of December 31, 2005, the deferred rent expense liability was understated by $446,506. This difference net of taxes of $174,138 represented an adjustment of $272,368 to earnings in prior periods.

The Company elected the option, provided by SAB 108, of adjust the Statements of Change in Stockholders Equity by $790,741 to reflect the cumulative effect on the beginning retained earnings of 2006 instead of restating.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

(4) Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2006 and 2005 consist of short-term investments, usually overnight transactions. The following table summarizes certain information on securities purchased under agreements to resell:

	2006	2005
Amount outstanding at year-end	$51,191,323	$54,132,673
Maximum aggregate balance outstanding
at any month-end	51,191,323	58,552,186
Average monthly aggregate balance
outstanding during the year	30,904,690	30,147,950
Weighted average interest rate for the year	5.29%	3.63%
Weighted average interest rate at year-end	5.58%	4.65%

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

The fair value of the collateral securities held by the Bank on these transactions as of December 31, 2006 and 2005 was approximately $52,216,000 and $55,782,000, respectively. It is the Company’s policy to request collateral securities with fair value of at least 102% of the transaction amount.

(5) Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31, 2006 and 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$4,116,192	$14,056	$(39,760)	$4,090,488
One through five years	5,401,713	71,851	(1,110)	5,472,454
FED Farm Credit Bonds:
Less than one year	30,319,617	-	(383,179)	29,936,438
One through five years	19,994,263	-	(311,883)	19,682,380
Federal Home Loan Bank notes:
Less than one year	20,885,000	-	(218,738)	20,666,262
One through five years	79,419,623	-	(1,375,610)	78,044,013
Five to ten years	7,922,971	-	(71,985)	7,850,986
Federal National Mortgage
Association notes:
One through five years	19,991,659	83,491	-	20,075,150
Mortgage-backed securities	354,672,013	412,557	(5,743,732)	349,340,838
Total	$542,723,052	$581,955	$(8,145,997)	$535,159,009

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,115,000	$-	$(15,238)	$3,099,762
One through five years	3,131,244	2,786	(63,239)	3,070,791
Five to ten years	631,112	5,912	(340)	636,684
More than ten years	1,025,000	5,742	(16,957)	1,013,785
FED Farm Credit Bonds:
One through five years	50,299,967	-	(614,219)	49,685,748
Federal Home Loan Bank notes:
Less than one year	22,141,963	-	(247,259)	21,894,704
One through five years	147,974,882	-	(2,866,421)	145,108,461
Federal National Mortgage
Association notes:
Less than one year	4,999,830	-	(3,590)	4,996,240
One through five years	2,474,558	-	(60,980)	2,413,578
Federal Home Loan Mortgage
Corporation notes:
Less than one year	3,001,070	-	(18,344)	2,982,726
Mortgage-backed securities	398,713,782	391,108	(6,927,093)	392,177,797
Total	$637,508,408	$405,548	$(10,833,680)	$627,080,276

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At December 31, 2006 and 2005, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

During the years ended December 31, 2006 and 2005, proceeds from sales of investment securities were approximately $48,993,000 and $84,976,000, respectively, and gross losses of approximately $ 1,092,000 and $301,000 were realized in 2006 and 2005, respectively. During the year ended December 31, 2004 there was no sales of investment securities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, were as follows:

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(71,985)	$7,850,986	$(2,289,410)	$148,329,093	$(2,361,395)	$156,180,079
State and municipal obligations	(10,563)	770,325	(30,307)	2,480,885	(40,870)	3,251,210
Mortgage-backed securities	(243,756)	50,655,419	(5,499,976)	250,971,704	(5,743,732)	301,627,123
	$(326,304)	$59,276,730	$(7,819,693)	$401,781,682	$(8,145,997)	$461,058,412

	2005
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(2,226,348)	$150,751,724	$(1,584,466)	$76,329,733	$(3,810,814)	$227,081,457
State and municipal obligations	(45,969)	4,499,031	(49,804)	2,055,028	(95,773)	6,554,059
Mortgage-backed securities	(3,250,072)	207,136,215	(3,677,021)	135,185,463	(6,927,093)	342,321,678
	$(5,522,389)	$362,386,970	$(5,311,291)	$213,570,224	$(10,833,680)	$575,957,194

•
U.S. Agency Debt Securities - The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government sponsored enterprise. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(6) Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2006 and 2005 are as follows:

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,164,937	$-	$(93,402)	$3,071,535
Mortgage-backed securities	35,267,883	-	(865,645)	34,402,238
Total	$38,432,820	$-	$(959,047)	$37,473,773

	2005
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,762,677	$-	$(99,441)	$3,663,236
Mortgage-backed securities	38,708,107	-	(959,804)	37,748,303
Total	$42,470,784	$-	$(1,059,245)	$41,411,539

During the years ended December 31, 2006, 2005 and 2004, there were no sales or transfer of investment securities held to maturity.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, were as follows:

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(93,402)	$3,071,535	$(93,402)	$3,071,535
Mortgage-backed securities	-	-	(865,645)	34,402,238	(865,645)	34,402,238
	$-	$-	$(959,047)	$37,473,773	$(959,047)	$37,473,773

	2005
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(99,441)	$3,663,236	$(99,441)	$3,663,236
Mortgage-backed securities	(250,139)	10,016,734	(709,665)	27,731,569	(959,804)	37,748,303
	$(250,139)	$10,016,734	$(809,106)	$31,394,805	$(1,059,245)	$41,411,539

•
U.S. Agency Debt Securities - The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government sponsored enterprise. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(7)  Other Investments

Other investments at December 31, 2006 and 2005 consist of the following:

	2006	2005
FHLB stock, at cost	$3,717,700	$9,269,500
Investment in statutory trusts (notes 17)	611,500	1,382,500
Other investments	$4,329,200	$10,652,000

(8) Pledged Assets

At December 31, 2006, various securities and loans were pledged to secure the following:

	Carrying
Asset pledged	value	Items secured/collateralized
Securities	$35,558,515	Deposits of public funds
Commercial loans
guaranteed by the Small
Business Administration	733,188	Deposits of public funds
Residential mortgage loans	25,715,094	Advances from Federal Home Loan Bank
Securities	98,023	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for IRA Trust
Securities	945,835	Assets pledged with Commissioner of
		Financial Institutions of the Commonwealth of
		Puerto Rico for the Trust and the International
		Banking Entity operations
Securities	316,494	Assets pledged with the Federal Reserve Bank
		for Treasury, tax, and loan account
Securities	12,031,696	Assets pledged with the Federal Reserve Bank
		for Discount Window
Securities	4,820,240	Assets pledged for derivatives contracts
Securities	469,958,492	Securities sold under agreements to repurchase

At December 31, 2006 certain securities were pledge to secure assets sold under agreement to repurchase; these securities with creditor’s right to repledge are classified as Available for Sale and Held to Maturity investments securities and had a carrying amount of $434,690,609 and $35,267,883, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(9) Loans, Net

A summary of the Company’s loan portfolio at December 31, 2006 and 2005 is as follows:

	2006	2005
Loans secured by real estate:
Commercial and industrial	$736,555,175	$612,375,600
Construction	126,241,190	82,468,171
Residential mortgage	76,277,339	44,841,330
Consumer	782,456	905,774
	939,856,160	740,590,875

Commercial and industrial	297,511,599	272,205,403
Consumer	60,682,410	63,979,725
Lease financing contracts	443,310,627	487,863,247
Overdrafts	5,015,183	5,336,117
	1,746,375,979	1,569,975,367

Deferred loan origination costs, net	4,879,823	7,441,524
Unearned finance charges	(1,296,671)	(1,157,235)
Allowance for loan and lease losses	(18,936,841)	(18,188,130)
Loans, net	$1,731,022,290	$1,558,071,526

The components of the net leases financing at December 31, 2006 and 2005 were as follows:

	2006	2005
Installments lease payments	$374,415,877	$418,567,261
Contractual residual payments	68,894,750	69,295,986
Minimum lease payments	443,310,627	487,863,247
Deferred origination costs, net	5,609,852	7,694,020
Less unearned income (equipment leases)	(1,296,671)	(1,157,106)
	$447,623,808	$494,400,161

Contractual residual payments apply to leases where there is a more than nominal final payment for transfer of the unit to lessee. Such amounts are obligations of the lessee, which are generally established at amounts not to exceed the unit’s estimated value at the end of the lease term.

At December 31, 2006, future minimum lease payments are expected to be received as follows:

Years ending December 31:
2007	$106,022,506
2008	108,905,870
2009	103,532,061
2010	80,863,375
2011	39,575,390
Thereafter	4,411,425
$443,310,627

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

The following is a summary of information pertaining to impaired loans:

	2006	2005
Impaired loans with related allowance	$11,878,000	$7,071,000
Impaired loans that did not require allowance	27,319,000	12,493,000
Total impaired loans	$39,197,000	$19,564,000
Allowance for impaired loans	$2,219,000	$590,000

	2006	2005	2004
Average investment in impaired loans	$27,640,000	$22,439,000	$21,317,000
Interest income recognized on
impaired loans	1,041,000	1,095,000	560,000
Interest income recognized on a cash
basis on impaired loans	1,041,000	1,095,000	560,000

No additional funds are committed to be advanced in connection with impaired loans.

As of December 31, 2006, 2005 and 2004, loans on which the accrual of interest has been discontinued amounted to $37,254,793, $27,702,796, and $32,168,494, respectively. If these loans had been accruing interest, the additional interest income realized would have been $3,265,268, $2,633,658, and $1,640,797, for 2006, 2005, and 2004, respectively.

Commercial and industrial loans with principal outstanding balances amounting to approximately $2,174,000 and $2,602,000 in 2006 and 2005, respectively, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of December 31, 2006 and 2005, industrial loans with a principal outstanding balance of approximately $1,503,000 and $1,555,000, respectively, were guaranteed by the U.S. government through the U.S. Department of Agriculture.

(10) Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2006	2005	2004
Balance at beginning of year	$18,188,130	$19,038,836	$9,393,943
Provision for loan and lease losses	16,903,000	12,775,000	7,100,000
Loans and leases charged-off	(18,789,323)	(16,589,457)	(10,499,850)
Recoveries	2,635,034	2,963,751	2,143,197
Allowance from the acquisition of
BankTrust	-	-	10,901,546
Balance at end of year	$18,936,841	$18,188,130	$19,038,836

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(11) Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated
	useful lives
	(years)	2006	2005
Land		$850,738	$—
Building	40	6,498,507	5,749,435
Leasehold improvements	5 to 20	7,646,256	6,720,279
Furniture, fixtures, and equipment	2 to 5	11,074,966	11,336,950
Construction in progress		616,131	23,106
		26,686,598	23,829,770
Accumulated depreciation and amortization		(11,797,142)	(12,661,789)
		$14,889,456	$11,167,981

Depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 amounted to $2,042,839, $1,919,799 and $1,674,309, respectively.

On February 6, 2007, Eurobank, the wholly owned banking subsidiary of Eurobancshares, Inc., closed on the purchase of land and an office building to serve as the new headquarters of Eurobancshares and Eurobank. The property, which is located in San Juan, includes a 57,187 square foot office building that will be used to consolidate the Company’s and the Bank’s headquarter and administrative operations. The purchase price for the property was $12,360,000. The Company is in the process of renovating the space to conform to the needs of the Company and the Bank, and expects to begin moving in during the summer of 2007.

(12) Other Assets

Other assets at December 31 consist of the following:

	2006	2005
Deferred tax assets, net (note 20)	$6,260,855	$5,070,074
Merchant credit card items in process of collection	1,854,919	2,716,699
Auto insurance claims receivable on repossessed vehicles	1,864,326	1,074,175
Accounts receivable	1,146,465	1,361,958
Other real estate, net of valuation allowance of $41,894 and
$12,297 in 2006 and 2005, respectively	3,628,971	1,542,369
Other repossessed assets, net of valuation allowance of
$799,104 and $1,216,087 in 2006 and 2005, respectively	9,418,811	7,974,665
Net servicing assets	781,720	2,414,348
Prepaid expenses and deposits	7,772,760	6,362,476
Other	387,863	1,006,889
	$33,116,690	$29,523,653

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Other repossessed assets are presented net of valuation allowance for losses. The following analysis summarizes the changes in the allowance for losses for the years ended December 31:

	2006	2005	2004
Balance, beginning of year	$1,216,087	$1,493,305	$885,135
Provision for losses	1,262,726	649,840	884,593
Allowance from acquisition of BankTrust	—	—	601,078
Net charge-offs	(1,679,709)	(927,058)	(877,501)
Balance, end of year	$799,104	$1,216,087	$1,493,305

(13) Deposits

Total deposits as of December 31 consisted of:

	2006	2005

Noninterest bearing deposits	$140,321,373	$146,637,966

Interest-bearing deposits:
NOW & Money Market	62,672,648	70,961,689
Savings	156,069,357	223,664,685
Regular CD's & IRAS	95,396,084	121,950,012
Jumbo CD's	224,741,161	203,707,607
Brokered deposits	1,226,155,584	967,206,187
	1,765,034,834	1,587,490,180
Total Deposits	$1,905,356,207	$1,734,128,146

Interest expense on time deposits over $100,000 amounted to approximately $58,352,000, $32,384,000 and $20,155,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

	Under $100,000	Over $100,000	Total

2007	$70,693,657	$1,031,476,743	$1,102,170,400
2008	14,216,972	106,176,585	120,393,557
2009	5,071,441	110,827,884	115,899,325
2010	2,939,732	111,367,690	114,307,422
2011	1,287,444	55,272,000	56,559,444
Thereafter	1,439,018	35,928,000	37,367,018
	95,648,264	1,451,048,902	1,546,697,166
Net premium (discount)	299,052	(703,389)	(404,337)
	$95,947,316	$1,450,345,513	$1,546,292,829

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(14) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent short-term financing transactions with securities dealers and the FHLB. The following table summarizes certain information on securities sold under agreements to repurchase:

	2006	2005	2004
Amount outstanding at year-end	$365,664,250	$419,859,750	$463,409,056
Maximum aggregate balance outstanding
at any month-end	501,182,250	614,650,042	465,302,056
Average aggregate balance outstanding
during the year	432,458,830	489,109,622	312,169,363
Weighted average interest rate for the year	4.94%	3.33%	1.70%
Weighted average interest rate at year-end	5.27%	4.25%	2.47%

The investment securities underlying such agreements were delivered to the dealers with whom the agreements were transacted. These securities are included in the balance sheet since the dealers may have sold, loaned, or otherwise disposed of such securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

The following table presents the borrowings associated with the repurchased transactions, their maturities, and weighted average interest rates. Also, it includes the amortized cost and approximate fair value of the underlying collateral as of December 31, 2006 and 2005:

	2006
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
Obligation of U.S. government
agencies and corporations:
Within 30 days	$62,538,705	$67,514,240	$66,521,653	5.33%
After 30 to 90 days	68,506,987	69,989,635	69,196,170	5.33%
After 90 days	12,875,612	15,242,634	15,146,484	5.12%
	143,921,304	152,746,509	150,864,307
Mortgage-backed securities:
After 30 to 90 days	525,565	593,748	591,138	5.44%
After 90 days	28,440,074	37,579,646	37,190,244	4.91%
	28,965,639	38,173,395	37,781,383
Collateralized mortgage obligations:
Within 30 days	35,930,545	68,512,290	67,425,239	5.33%
After 30 to 90 days	28,362,448	40,259,058	39,784,285	5.41%
After 90 days	128,484,314	176,606,918	173,219,241	4.79%
	192,777,307	285,378,266	280,428,764
	$365,664,250	$476,298,169	$469,074,454	5.11%

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

	2005
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
Obligation of U.S. government
agencies and corporations:
Within 30 days	$115,598,409	$117,744,746	$115,783,098	4.31%
After 90 days	13,895,674	18,655,380	18,195,752	3.81%
	129,494,083	136,400,126	133,978,850
Mortgage-backed securities:
Within 30 days	1,102,440	1,126,117	1,130,150	4.32%
After 90 days	20,164,275	21,777,228	21,666,293	4.39%
	21,266,715	22,903,345	22,796,443
Collateralized mortgage obligations:
Within 30 days	113,739,900	116,747,419	114,830,990	4.26%
After 30 to 90 days	8,000,000	7,595,123	7,595,123	4.48%
After 90 days	147,359,052	165,175,332	161,882,432	3.98%
	269,098,952	289,517,874	284,308,545
	$419,859,750	$448,821,345	$441,083,838	4.17%

(15) Advances from FHLB

At December 31 the Company owes several advances to the FHLB as follows:

Maturity	Interest rate range	2006	2005

2006	4.81% to 5.72%	$—	$7,000,000
2007	5.20% to 5.45%	8,200,000	1,200,000
2014	4.38%	507,420	558,626
		$8,707,420	$8,758,626

Interest rates are fixed for the term of each advance and payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments during 2006, 2005 and 2004, amounted to approximately $962,796, $496,034 and $584,523, respectively. These notes are collateralized by approximately $25,715,000 in residential mortgage loans as of December 31, 2006 (note 8).

(16) Derivative Financial Instruments

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

As of December 31, 2006 and 2005 the Company had the following derivative financial instruments outstanding:

	2006		2005
	Notional		Notional
	amount	Fair value	amount	Fair value
Fair-value hedges:
Interest rate swaps	$30,800,000	$(1,236,093)	$30,800,000	$(1,385,708)
	$30,800,000	$(1,236,093)	$30,800,000	$(1,385,708)

As of December 31, 2006, the Bank had four interest rate swap agreements outstanding, which synthetically convert $28,903,000 of fixed-rate time deposits to variable-rate (LIBOR-based) time deposits, of which $10,371,000 will mature between 2010 and 2013 and which $18,532,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps. These interest rate swap agreements have been effective in achieving the economic objectives explained above.

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

During the second quarter of 2005, the Bank terminated three prime-rate-based interest rate swap agreements with a notional amount of $42,500,000, which did not meet the strict hedge accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Those swaps resulted in a net loss of approximately $944,000 for the year ended December 31, 2005. The Bank also terminated five LIBOR-based interest rate swap agreements during the second quarter of 2005 with a notional amount of approximately $19,400,000. The Bank paid $212,000 to terminate those five interest rate swaps, which amount was also recorded as an adjustment to the brokered deposits being hedged and which will be amortized over the remaining term of those deposits. During April 2005 the remaining swaps were redesigned in order to qualify as highly effective fair value hedges from that point forward.

During the years ended December 31, 2006 and 2005, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(17) Notes Payable to Statutory Trusts

On December 18, 2001, the Trust issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security was payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust were fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, were the same as the terms of the capital securities issued by the Trust. These debentures were fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031. On December 18, 2006 the Trust fully redeemed the Trust Preferred Capital Securities and in the same manner, Eurobancshares redeemed the floating rate junior subordinated deferrable interest debentures in the Trust with the inflows from the repayment of a note payable from the Bank. On the redemption date, the Company charged to interest expense the write-off of approximately $626,000 in unamortized placement costs.

On December 19, 2002, the Trust II issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Interest expense on notes payable to statutory trusts amounted to approximately $3,924,000, $3,170,000 and $2,319,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.

(18) Commitments and Contingencies

The Company leases certain premises used in its operations under operating lease agreements expiring at various dates through 2032. The total future minimum lease payments and the related minimum future lease income, respectively, under the agreements (with initial or remaining lease terms in excess of one year), including rentals based upon increases in taxes and other costs, are approximately as follows:

	Minimum	Estimated
	lease	lease
	payments	income	Net
Year ending December 31:
2007	$1,956,000	$235,000	$1,721,000
2008	1,412,000	235,000	1,177,000
2009	1,232,000	255,000	977,000
2010	1,200,000	255,000	945,000
2011	1,112,000	255,000	857,000
Thereafter	11,353,000	276,000	11,077,000
	$18,265,000	$1,511,000	$16,754,000

Rent expense, net of rent income, for the years ended December 31, 2006, 2005, and 2004 was approximately $2,509,000, $2,370,000 and $1,994,000, respectively.

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes based on the opinion of legal counsels, that it has adequate defense or insurance protection with respect to such litigations and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations or financial position of the Company.

(19) Sale of Receivables

During September 2005, March 2005 and November 2004, the Company sold to a third party lease financing contracts with carrying values of approximately $15 million, $15 million and $30 million, respectively. In these sales the Company retained servicing responsibilities and servicing assets of $672,565, $626,286 and $1,522,453 were recognized, respectively. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $348,000, $365,000 and $977,000, respectively. Under the terms of the transactions, the recourse on lease contracts sold in September 2005 is limited to a maximum of 5% of the outstanding aggregate principal balance at the selling date of all leases sold. For the lease contracts sold in March 2005 and November 2004, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal balance of all leases sold at repossession date. As of December 31, 2006 and 2005, net servicing assets were approximately $800,000 and $2.4 million, and recourse liability amounted to approximately $277,000 and $547,000, respectively. For year ended December 31, 2006 there was no sale of lease financing contracts.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

During the years 2006, 2005 and 2004 the Company sold approximately $13.8 million, $21.5 million and $28.9 million of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale. The net proceeds from the sale of such loans amounted to approximately $14.2 million, $21.7 million and $29.3 million during 2006, 2005 and 2004, respectively, resulting in a gain of approximately $400,000, $234,000 and 309,000, respectively.

(20) Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies. At December 31, 2006 and 2005, the Company’s tax provision and related accounts are substantially those of its subsidiary Bank.

The Bank is subject to Puerto Rico income tax at statutory rates. Under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended, the Bank is subject to regular tax or the alternative minimum tax, whichever is higher. The excess of the alternative minimum tax over the regular income tax paid in any year is available to offset the regular income tax determined in future years, subject to certain limitations. Customarily, the effective tax rate could differ from the statutory rate primarily because interest income on certain U.S. and Puerto Rico securities is exempt from Puerto Rico income taxes.

The Bank is also subject to federal income tax on its U.S. source income. However, the Bank had no taxable U.S. income for the years ended December 31, 2006, 2005 and 2004. The Bank is not subject to federal income tax on U.S. treasury securities that qualify as portfolio interest, nor to the branch profit tax and the branch-level interest tax on such income.

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

In addition, on May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposes an additional transitory tax of 2% on taxable income. This tax is applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also states that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

The approval of the additional transitory taxes of over the original maximum statutory tax rate of 39% as mentioned above, resulted in additional income tax expense of $755,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively.

In addition, on May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposes a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. The Company could use the full payment as a tax credit in the income tax return for the taxable year beginning after December 31, 2005 and the portion not used, if any, could be used in equal portions for up to the next four taxable years. This prepayment of tax resulted in a disbursement of approximately $196,000. No income tax expense was recorded since such prepayment will be used as a tax credit in the 2006’s income tax return.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Total income taxes for the years ended December 31 are as follows:

	2006	2005	2004
Income tax from operations	$6,283,010	$9,077,228	$8,662,633
Stockholders' equity for unrealized (losses)
and gain on investment securities and
cash-flow hedges	1,654	80,446	185,118
	$6,284,664	$9,157,674	$8,847,751

During 2006 the Company purchased tax credits from the law “Reinvestment in urban centers and historic zones” and “Recycling law”. The tax credits of approximately $3,757,000 were purchased at 10% discount resulting in a net disbursement of approximately $3,382,000 and a tax benefit of approximately $376,000.

The components of the income tax provision for the years ended December 31, are as follows:

	2006	2005	2004
Current tax provision	$7,342,480	$1,751,202	$3,947,286
Deferred tax provision	(683,744)	7,326,026	4,715,347
Benefit from purchased tax credit	(375,726)	—	—
Total income tax provision	$6,283,010	$9,077,228	$8,662,633

The difference between the income tax provision and the amount computed using the statutory rate at December 31, is due to the following:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax at statutory rate	$6,218,279	43.50%	$10,627,150	41.50%	$10,515,716	39.00%
Benefits of tax-exempt interest
income, net	(448,850)	(3.14)	(149,802)	(0.58)	(191,492)	(0.71)
International banking entities	605,563	4.24	(1,278,924)	(4.99)	(1,410,672)	(5.25)
Puerto Rico Treasury Department
examination	—	—	—	—	495,005	1.84
Benefits from purchase of tax
credits at discount	(375,726)	(2.63)	—	—	—	—
Non deductible Stock based
compensation	66,708	0.47	—	—	—	—
(Allowance) disallowance of
certain expenses for tax
purposes and other items	217,036	1.51	(121,196)	(0.48)	(745,924)	(2.78)
	$6,283,010	43.95%	$9,077,228	35.45%	$8,662,633	32.10%

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2006	2005
Deferred tax assets:
Allowance for loan and lease losses	$7,385,368	$7,114,646
Net operating loss carryforward	-	1,021,485
Unrealized loss on securities available-for-sale	1,864	3,518
Other temporary differences	1,283,014	1,473,608
Deferred tax assets	8,670,246	9,613,257
Deferred tax liabilities:
Deferred loan origination costs, net	(1,903,131)	(2,913,232)
Servicing assets	(196,711)	(734,152)
Fair value adjustments on loans	(309,549)	(895,799)
Deferred tax liabilities	(2,409,391)	(4,543,183)
Net deferred tax asset	$6,260,855	$5,070,074

In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The significant components of the deferred income tax expense were the consumption of the net operating loss carryforward and the decrease in the net deferred loan and leases origination costs. The changes in the deferred tax asset for the year ended December 31, 2006 was directly affected by the initial application of the SAB 108; please refer to note 2 “Summary of significant accounting policies”. The following table summarizes the changes in the deferred tax asset for the year ended December 31:

2006
Balance at the beginning of year	$5,070,074
Deferred tax benefit	683,744
Amount charged to retained
earnings - SAB 108	505,383
Effect of FAS 115 in other
comprehensive income	1,654
Balance at the end of year	$6,260,855

(21) Stock Transactions

As of December 31, 2006 the Company had purchased 652,027 shares under the stock repurchase program approved by the board of directors in October 2005 and in November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower. During November and December 2005, the Company had repurchased a total of 163,550 shares. Under the terms of the stock repurchase program, the Company is authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year, which expired in October 2006.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

During 2006, EuroBancshares issued 213,450 of the common stock shares, through stock options exercised as follows:

	Number of
Date	shares	Price	Total

February-06	150,000	$3.33	$498,750
June-06	16,450	4.50	74,024
June-06	20,000	5.00	100,000
June-06	20,000	8.13	162,600
September-06	4,000	5.00	20,000
September-06	3,000	8.13	24,390
	213,450		$879,764

(22) Preferred Stock

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

(23) Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of December 31, 2006 include options granted under the 2002 and 2005 Stock Option Plan.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

The fair value of the options granted was estimated on the date of the grants using the Black-Sholes Option Pricing Model. In 2006, the expected term of share options granted was determined using the simplified method approach allowed under Staff Accounting Bulletin No. 107. Expected volatilities are based on historical volatility of the Company’s shares and the average volatility of similar and comparable entities due to the short period of public history of the Company’s shares in comparison with the expected term of share options. Also, expected volatilities consider other factors, such as expected changes in volatility arising from planned changes in the Company’s operations. The assumptions used for the grants issued were:

	2006	2005	2004
Expected life of options (in years)	6.26	5.00	5.00
Expected volatility	39.28%	40.09%	0.00%
Expected dividends	0.00%	0.00%	0.00%
Risk- free rate	4.60%	4.00%	3.03%

A summary of the activity in the stock option plan for 2006 follows:

			Weighthed
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Options outstanding January 1	1,216,312	$6.84
Granted	98,700	14.17
Exercised	(213,450)	4.12
Forfeited	(38,400)	16.46
Outstanding at end of year	1,063,162	$7.72	1.90	$2,987,485
Exercisable at end of year	996,362	$7.29	1.41	$2,979,122

Information related to the stock option plan during each year follows:

	2006	2005	2004

Intrinsic value of options exercised	$1,579,530	$-	$1,712,551
Cash received from option exercises	879,764	-	976,335
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	5.65	7.23	1.85

At December 31, 2006 there was approximately $315,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.17 years.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(24) Earnings Per Share

The computation of earnings per share is presented below:

	2006	2005	2004

Net income before extraordinary item
and preferred stock dividends	$8,011,885	$16,530,363	$18,300,742
Dividend declare to preferred shareholders	(744,805)	(744,805)	(497,898)
Extraordinary gain on the acquisition
of BankTrust	—	—	4,419,118
Net income available to
common shareholders	$7,267,080	$15,785,558	$22,221,962
Weighted average number of common
shares outstanding applicable to
basic earnings per share	19,217,178	19,541,544	16,523,373
Effect of dilutive securities	440,381	736,255	628,888
Adjusted weighted average
number of common shares
outstanding applicable to
diluted earnings per share	19,657,559	20,277,799	17,152,261

Basic earnings per share:
Income before extraordinary item	$0.38	$0.81	$1.08
Extraordinary item	—	—	0.27
Net income	$0.38	$0.81	$1.35

Diluted earnings per share:
Income before extraordinary item	$0.37	$0.78	$1.04
Extraordinary item	—	—	0.26
Net income	$0.37	$0.78	$1.30

In computing diluted earnings per common share for 2006, stock options of 78,800 and 113,500 shares on common stock with exercise price of $14.17 and $21.00, respectively, were not considered because they were antidilutive. For 2005, stock options of 113,500 shares on common stock with exercise price of $21.00 were antidilitive. For 2004 there were not stock options or other instruments with antidilutive effect.

(25) Employees’ Benefit Plan

The Company maintains a defined contribution plan covering substantially all its employees after three months of service. Under the provisions of the plan, employees can elect to contribute to the plan up to 10% limited to $8,000 of their compensation and the Company matches 100% of the amount contributed by the employees up to a maximum of 3% limited to $3,000 of the employees’ annual compensation. The amount of contribution expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $277,000, $270,000 and $246,000, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(26) Related-Party Transactions

The Company makes loans to its directors, principal stockholders, officers, employees, organizations, and individuals associated with them in the normal course of business. At December 31, 2006 and 2005, loans outstanding with these parties amounted to $8,386,457 and $5,139,108, respectively.

The summary of changes in the related-party loans follows:

	Executive			Principal
	officers			shareholders
	and related	Directors and		and related
	parties	related parties	Employees	parties	Total
Balance at December 31, 2004	$418,147	$3,055,582	$333,495	$—	$3,807,224
Additions	138,212	1,693,178	1,739,006		3,570,396
Reductions	(157,873)	(1,670,674)	(409,965)		(2,238,512)
Balance at December 31, 2005	398,486	3,078,086	1,662,536	—	5,139,108
Additions	115,626	3,103,758	2,262,566		5,481,950
Reductions	(334,397)	(920,636)	(979,568)		(2,234,601)
Balance at December 31, 2006	$179,715	$5,261,208	$2,945,534	$—	$8,386,457

Deposits of $12,703,739 and $3,495,052 from these parties were outstanding as of December 31, 2006 and 2005, respectively.

The Company leases two facilities from corporations in which two directors have a controlling interest. The rent expense related to these lease agreements amounted to $221,317, $224,646 and $221,310 for the years 2006, 2005 and 2004 respectively.

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk follows:

	2006	2005
Financial instruments whose contract amounts represent
credit risk - stand-by and commercial letters of credit	$9,351,000	$8,283,000
Commitments to extend credit, approved loans not yet
disbursed, and unused lines of credit:
Variable rate	276,203,765	211,339,000
Fixed rate	23,155,684	45,897,000

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

(f) Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of December 31, 2006 and 2005. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

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

(k) Accrued Interest Payable

The carrying amount of accrued interest payable is a reasonable estimate of fair value, due to the short-term nature of the instruments.

(l) Derivatives

Derivative instruments were recorded on the balance sheet at their respective fair values. The fair value of derivatives reflects the estimated amounts that would be paid or received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.  Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(m) Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was not readily available and not deemed significant.

(o) Limitations

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

Following are the carrying amount and fair value of financial instruments as of December 31:

	2006		2005
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks	$25,527,489	$25,527,489	$20,993,485	$20,993,485
Interest-bearing deposits	49,050,368	49,050,368	20,773,171	20,773,171
Securities purchased under
agreements to resell	51,191,323	51,191,323	54,132,673	54,132,673
Investment securities
available for sale	535,159,009	535,159,009	627,080,276	627,080,276
Investment securities
held to maturity	38,432,820	37,473,773	42,470,784	41,411,539
Other investments	4,329,200	4,329,200	10,652,000	10,652,000
Loans held for sale	879,000	879,000	936,281	936,281
Loans, net	1,731,022,290	1,717,238,967	1,558,071,526	1,544,023,250
Accrued interest receivable	15,760,852	15,760,852	14,979,784	14,979,784
Financial liabilities:
Deposits	1,905,356,207	1,900,249,949	1,734,128,146	1,634,839,873
Securities sold under
agreements to repurchase	365,664,250	363,509,336	419,859,750	413,823,330
Advances from FHLB	8,707,420	8,663,848	8,758,626	8,728,094
Notes payable to statutory trusts	20,619,000	20,619,000	46,393,000	46,393,000
Other borrowings	—	—	700,175	700,175
Accrued interest payable	18,047,074	18,047,074	9,263,493	9,263,493
Derivatives	1,236,093	1,236,093	1,385,708	1,385,708

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(29) Significant Group Concentrations of Credit Risk

Most of the Company’s business activities are with customers located within Puerto Rico. The Company has a commercial, industrial, and leasing loan portfolio with no significant concentration in any economic sector.

The Company reviews the subprime lending characteristics from the borrowers of the lease portfolio.  From this analysis the Company determined that the behavior of the borrowers with subprime lending characteristics does not differ from other risk categories of the lease portfolio.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of December 31, 2006 and 2005 that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2006
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$154,038	8.00%	$216,673	11.25%	N/A
Eurobank	154,045	8.00%	198,179	10.29%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	77,019	4.00%	197,366	10.25%	N/A
Eurobank	77,023	4.00%	178,871	9.29%	>6.00%
Tier I Capital (to average assets):
Consolidated	99,679	4.00%	197,366	7.92%	N/A
Eurobank	99,637	4.00%	178,871	7.18%	>5.00%

	2005
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$141,479	8.00%	$238,570	13.49%	N/A
Eurobank	141,836	8.00%	190,070	10.72%	>10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	70,740	4.00%	220,157	12.45%	N/A
Eurobank	70,918	4.00%	151,657	8.55%	>6.00%
Tier I Capital (to average assets):
Consolidated	94,199	4.00%	220,157	9.35%	N/A
Eurobank	94,172	4.00%	151,657	6.44%	>5.00%

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(31) Parent Company Financial Information

The following condensed financial information presents the financial position of Eurobancshares as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005, and 2004.

Condensed Balance Sheets:

	2006	2005
	(In thousands)
Assets
Notes receivable from Eurobank	$-	$20,000
Interest receivable from Eurobank	-	22
Dividend receivable from other subsidiaries	1	3
Due from Eurobank	17,998	50,205
Investment in Eurobank	171,384	141,467
Investment in other subsidiaries	1,141	1,725
Prepaid expenses	8	5
Total assets	$190,532	$213,427

Liabilities and Stockholders' Equity
Due to Eurobank	$-	$1,952
Due to other subsidiary	10	10
Dividends payable	-	1
Notes payable to subsidiaries	20,619	46,393
Accrued interest payable to other subsidiaries	25	104
Total liabilities	20,654	48,460

Stockholders' equity	169,878	164,967
Total liabilities and stockholders' equity	$190,532	$213,427

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Condensed Statement of Income:
	Year ended December 31
	2006	2005	2004
	(In thousands)
Income:
Interest on note receivable from Eurobank	$1,399	$1,327	$1,160
Dividend from preferred stocks of
Eurobank	2,407	1,748	1,089
Dividend income from other subsidiaries	118	95	70
Total interest income	3,924	3,170	2,319
Interest on note payable to
subsidiaries	3,924	3,170	2,319
Net interest income	-	-	-
Equity in undistributed earnings of subsidiaries	8,026	16,541	22,734
Noninterest expense	14	11	14
Earnings before income taxes	8,012	16,530	22,720
Provision for income taxes	-	-	-
Net income	$8,012	$16,530	$22,720

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Condensed Statements of Cash Flows:
	Year ended December 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$8,012	$16,530	$22,720
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(8,026)	(16,542)	(22,734)
Decrease (increase) in accrued interest
receivable from subsidiaries	79	(26)	(15)
Increase in prepaid expenses	(3)	—	(2)
Decrease (increase) in accrued interest
payable to subsidiaries	(79)	126	15
Net cash (used in) provided by operating activities	(17)	88	(16)

Cash flows from investing activities:
Advance to Subsidiary	(880)	—	(57,242)
Decrease in due from Eurobank	31,228	672	491
Net cash provided by (used in) investing activities	30,348	672	(56,751)

Cash flows from financing activities:
Increase in due to Eurobank	—	1,925	6
Dividends on preferred stocks	(746)	(761)	(481)
Repayment of Trust Preferred Securities	(25,000)
Proceeds from issuance of common stock	880	—	57,242
Purchase and retirement of common stock	(5,465)	(1,924)	-
Net cash (used in) provided by financing activities	(30,331)	(760)	56,767

Net increase (decrease) in cash and
cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—