Form 10-Q
period 2007-03-31
EUROBANCSHARES INC
filed 2007-05-11
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of May 10, 2007, was 19,374,683 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$25,167,824	$25,527,489
Interest bearing deposits	—	49,050,368
Securities purchased under agreements to	36,232,790	51,191,323
Investment securities available for sale	508,427,955	535,159,009
Investment securities held to maturity	37,085,778	38,432,820
Other investments	5,903,225	4,329,200
Loans held for sale	1,203,900	879,000
Loans, net of allowance for loan and lease losses
of $20,353,803 in 2007 and $18,936,841 in 2006	1,739,930,149	1,731,022,290
Accrued interest receivable	14,939,401	15,760,852
Customers’ liability on acceptances	1,149,682	1,561,736
Premises and equipment, net	27,909,599	14,889,456
Other assets	34,826,454	33,116,690
Total assets	2,432,776,757	2,500,920,233
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$132,374,595	$140,321,373
Interest bearing	1,692,188,786	1,765,034,834
Total deposits	1,824,563,381	1,905,356,207
Securities sold under agreements to	366,429,250	365,664,250
Acceptances outstanding	1,149,682	1,561,736
Advances from Federal Home Loan Bank	8,694,265	8,707,420
Notes payable to Statutory Trusts	20,619,000	20,619,000
Accrued interest payable	19,609,085	18,047,074
Accrued expenses and other liabilities	16,941,108	11,086,705
	2,258,005,771	2,331,042,392
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2007 and 2006	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued 20,028,398 shares in 2007 and 19,777,536 shares in 2006;
outstanding: 19,374,683 shares in 2007 and 19,123,821 shares in 2006	200,284	197,775
Capital paid in excess of par value	107,740,929	106,539,383
Retained earnings:
Reserve fund	7,720,863	7,553,381
Undivided profits	60,763,399	59,800,495
Treasury stock, 653,715 shares at cost in 2007 and 2006	(7,410,711)	(7,410,711)
Accumulated other comprehensive loss	(5,007,203)	(7,565,907)
Total stockholders’ equity	174,770,986	169,877,841
Total liabilities and stockholders’ equity	$2,432,776,757	$2,500,920,233

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

For the three months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$34,939,490	$30,080,193
Investment securities:
Taxable	3,749	26,317
Exempt	6,644,134	7,197,419
Interest bearing deposits, securities purchased
under agreements to resell, and other	726,369	479,045
Total interest income	42,313,742	37,782,974
Interest expense:
Deposits	20,056,619	14,971,399
Securities sold under agreements to repurchase,
notes payable, and other	5,197,125	5,427,378
Total interest expense	25,253,744	20,398,777
Net interest income	17,059,998	17,384,197
Provision for loan and lease losses	5,279,000	3,390,000
Net interest income after provision for loan
and lease losses	11,780,998	13,994,197
Noninterest income:
Service charges - fees and other	2,254,720	2,060,368
Net (loss) gain on sale of repossessed assets and on disposition
of other assets	(444,768)	258,654
Gain on sale of loans	112,758	47,027
Total noninterest income	1,922,710	2,366,049
Noninterest expense:
Salaries and employee benefits	5,735,170	4,948,324
Occupancy	2,597,434	2,227,873
Professional services	866,860	1,188,830
Insurance	452,268	321,767
Promotional	377,021	242,357
Other	2,101,070	2,129,422
Total noninterest expense	12,129,823	11,058,573
Income before income taxes	1,573,885	5,301,673
Provision for income taxes	259,848	2,035,487
Net income	$1,314,037	$3,266,186

Basic earnings per share	$0.06	$0.16

Diluted earnings per share	$0.06	$0.15

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)

For the three months ended March 31, 2007 and 2006

	2007	2006
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	197,775	195,641
Issuance of common stock and/or exercised stock options before stock split	2,509	1,500
Balance at end of period	200,284	197,141
Capital paid in excess of par value - common stock:
Balance at beginning of period	106,539,383	105,408,402
Issuance of common stock and/or exercised stock options	1,126,370	497,250
Stock based compensation	75,176	126,402
Balance at end of period	107,740,929	106,032,054
Reserve fund:
Balance at beginning of period	7,553,381	6,528,519
Transfer from undivided profits	167,482	373,558
Balance at end of period	7,720,863	6,902,077
Undivided profits:
Balance at beginning of period	59,800,495	54,348,750
Net income	1,314,037	3,266,186
Preferred stock dividends ($0.43 per share in 2007 and 2006)	(183,651)	(183,651)
Transfer to reserve fund	(167,482)	(373,558)
Balance at end of period	60,763,399	57,057,727
Treasury stock
Balance at beginning of period	(7,410,711)	(1,946,052)
Purchase of common stock	—	(2,591,230)
Balance at end of period	(7,410,711)	(4,537,282)
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(7,565,907)	(10,431,650)
Unrealized net gain (loss) on investment securities available for sale	2,558,704	(1,737,078)
Balance at end of period	(5,007,203)	(12,168,728)
Total stockholders’ equity	$174,770,986	$164,246,414

Comprehensive income:
Net income	$1,314,037	$3,266,186
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss) on investments securities available for sale	2,558,704	(1,737,078)
Comprehensive income	$3,872,741	$1,529,108

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,314,037	$3,266,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824,984	1,079,059
Provision for loan and lease losses	5,279,000	3,390,000
Stock-based compensation	75,176	126,402
Deferred tax (benefit) provision	(1,051,810)	588,935
Net gain on sale of loans	(112,758)	(47,027)
Net (gain) loss on sale of other real estate, repossessed assets and on disposition of other assets	444,768	(258,654)
Net amortization of premiums and accretion of discount on investment securities	54,676	343,989
Valuation of repossessed assets	241,000	126,700
(Decrease) increase in deferred loan origination costs, net	962,708	438,376
Origination of loans held for sale	(4,863,142)	(1,309,762)
Proceeds from sale of loans held for sale	4,975,624	1,356,789
Decrease (increase) in accrued interest receivable	821,451	(536,446)
Net decrease in other assets	917,109	4,927,497
Increase in accrued interest payable, accrued expenses, and other liabilities	7,416,414	4,347,729
Net cash provided by operating activities	17,299,237	17,839,773

Cash flows from investing actitivies:
Net decrease in securities purchased under agreements to resell	14,958,533	40,011,445
Net decrease (increase) in interest-bearing deposits	49,050,368	19,981,943
Purchases of investment securities available for sale	(3,000,000)	(35,401,368)
Proceeds from principal payments and maturities of investment securities available for sale	32,271,839	33,349,693
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	1,309,830	1,068,541
Purchases of other investments	(1,574,400)	(774,200)
Proceeds from principal payments, maturities, and calls of other investments	—	444,900
Net increase in loans	(17,978,491)	(52,190,718)
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	24,570	228,411
Capital expenditures	(13,625,398)	(887,060)
Net cash provided by investing activities	61,436,851	5,831,587

Cash flows from financing activities:
Net (decrease) increase in deposits	(80,792,826)	(13,317,008)
(Decrease) in securities sold under agreements to repurchase and other borrowings	765,000	(13,646,392)
Repayment of Federal Home Loan Bank Advances	(13,155)	(12,592)
Dividends paid to preferred stockholders	(183,651)	(184,375)
Purchase of common stock	—	(2,591,230)
Net proceeds from issuance of common stock	1,128,879	498,750
Net cash (used in) provided by financing activities	(79,095,753)	(29,252,847)

Net increase (decrease) in cash and cash equivalents	(359,665)	(5,581,487)
Cash and cash equivalents beginning balance	25,527,489	20,993,485
Cash and cash equivalents ending balance	$25,167,824	$15,411,998

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$23,691,733	$17,105,461
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	10,488,282	10,430,547
Finance of repossessed assets acquired through foreclosure of loans	7,984,257	8,052,505
Change in fair value of available-for-sale securities, net of taxes	(2,558,704)	1,737,078

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006. The results of operations for the three months period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued on June 2006.  This Interpretation provide guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), Accounting for Income Taxes.  This Interpretation revises FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position is recognized as a benefit only if it meets the “more likely than not” test, which is set at 50%, presuming the occurrence of a tax examination. This interpretation is effective for fiscal years beginning after December 15, 2006. During the first quarter of 2007 the Company adopted the provision of FIN No. 48, which did not have an impact on the Company’s financial condition or results of operations.

The Company and its subsidiaries are subject to the Puerto Rico tax law but generally are not subject to US federal income tax. The Company and its subsidiaries are only subject to examination for taxable years beginning after 2002. Prior to adopting FIN 48, the Company had recognized approximately $765,000 in contingent liabilities for uncertain tax positions under the Statement of Financial Accounting Standards No.5, "Accounting for Contingencies." Upon adoption of FIN 48, the Company reevaluated this contingency and concluded that it was adequate under FIN 48. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. There is no accrual of penalties and the accrual of interest related to income tax matters is considered inconsequential.

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements”.  This statement provides the generally accepted accounting principles (GAAP) definition for fair value, the framework for measurements and additional disclosures.  The main focus of SFAS 157 is to revise the definition of fair value and to provide guidance for applying the GAAP definition. This statement applies under other accounting pronouncements that require fair value measurements; however this statement does not require any new fair value measurements.  The definition provided in this statement clarifies that the price to be used is the price that would be received by selling the asset or paid to transfer liability instead of the price to acquire the asset or received to assume the liability.  This statement applies prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company believes that the impact will not be material to the financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Financial Accounting Standard Board (FASB) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” on February 2007. This statement includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and allows the entities to choose to measure at fair value many financial instruments that are not required under existing SFAS. The main focus of SFAS 159 is to improve the use of fair value measurement providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement does not affect the provisions of any other SFAS that requires fair value measurement for certain assets or liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is evaluating the impact to the financial statements if any.

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

The computation of earnings per share is presented below:

	Three months ended March 31,
	2007	2006
Income before preferred stock dividends	$1,314,037	$3,266,186
Preferred stock dividends	(183,651)	(183,651)
Income available to common shareholders	$1,130,386	$3,082,535
Weighted average number of common shares
outstanding applicable to basic earnings per share	19,226,953	19,415,256
Effect of dilutive securities	272,739	615,916
Adjusted weighted average number of common
shares outstanding applicable to diluted
earnings per share	19,499,692	20,031,172
Net income per share:
Basic	$0.06	$0.16
Diluted	0.06	0.15

Stock options for 254,800 and 187,800 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were antidilutive.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of March 31, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$4,111,425	$1,377	$(20,053) $	4,092,749
One through five years	401,504	2,716	—	404,220
Five through ten years	5,000,000	58,458	—	5,058,458
Federal Farm Credit Bonds
Less than one year	30,322,856	—	(226,937)	30,095,919
One through five years	19,994,360	—	(194,720)	19,799,640
Federal Home Loan Bank notes:
Less than one year	40,885,000	—	(279,565)	40,605,435
One through five years	67,143,854	36,840	(730,084)	66,450,610
Federal National Mortgage
Association notes:
Less than one year	10,000,000	71,000	—	10,071,000
US Corporate Note:
One through five years	3,000,000	—	(15,000)	2,985,000
Mortgage-backed securities	332,574,750	693,851	(4,403,677)	328,864,924
Total	$513,433,749	$864,242	$(5,870,036) $	508,427,955

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$4,116,192	$14,056	$(39,760)	$4,090,488
One through five years	5,401,713	71,851	(1,110)	5,472,454
Federal Farm Credit Bonds:
Less than one year	30,319,617	–	(383,179)	29,936,438
One through five years	19,994,263	–	(311,883)	19,682,380
Federal Home Loan Bank notes:
Less than one year	20,885,000	–	(218,738)	20,666,262
One through five years	79,419,623	–	(1,375,610)	78,044,013
Five to ten years	7,922,971	–	(71,985)	7,850,986
Federal National Mortgage
Association notes:
One through five years	19,991,659	83,491	–	20,075,150
Mortgage-backed securities	354,672,013	412,557	(5,743,732)	349,340,838
Total	$542,723,051	$581,955	$(8,145,997)	$535,159,008

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the first quarter of 2007, there were no sales of investments securities available for sale. During the year ended December 31, 2006 proceeds from the sale of investment securities available for sale were approximately $48,993,000, resulting in net losses of approximately $1,092,000.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	—	(1,431,306)	149,197,308	$(1,431,306)	$149,197,308
U.S. Corporate Note	(15,000)	2,985,000	—	—	(15,000)	2,985,000
State and municipal obligations	(1,593)	723,407	(18,460)	2,917,965	(20,053)	3,641,372
Mortgage-backed securities	(98,782)	18,580,882	(4,304,895)	236,975,525	(4,403,677)	255,556,407
	$(115,375)	$22,289,289	$(5,754,661)	$389,090,798	$(5,870,036)	$411,380,087

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(71,985)	$7,850,986	$(2,289,410)	$148,329,093	$(2,361,395)	$156,180,079
State and municipal obligations	(10,563)	770,325	(30,307)	2,480,885	(40,870)	3,251,210
Mortgage-backed securities	(243,756)	50,655,419	(5,499,976)	250,971,704	(5,743,732)	301,627,123
	$(326,304)	$59,276,730	$(7,819,693)	$401,781,682	$(8,145,997)	$461,058,412

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

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of March 31, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,055,386	$—	$(67,093)	$2,988,293
Mortgage-backed securities	34,030,392	—	(709,138)	33,321,254
Total	$37,085,778	$—	$(776,231)	$36,309,547

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,164,937	$—	$(93,402)	$3,071,535
Mortgage-backed securities	35,267,883	—	(865,645)	34,402,238
Total	$38,432,820	$—	$(959,047)	$37,473,773

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

At March 31, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the three-month period ended March 31, 2007 and 2006.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31,2006, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	—	(67,093)	2,988,293	$(67,093)	$2,988,293
Mortgage-backed securities	—	—	(709,138)	33,321,254	(709,138)	33,321,254
	$—	$—	$(776,231)	$36,309,547	$(776,231)	$36,309,547

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	—	(93,402)	3,071,535	$(93,402)	$3,071,535
Mortgage-backed securities	—	—	(865,645)	34,402,238	(865,645)	34,402,238
	$—	$—	$(959,047)	$37,473,773	$(959,047)	$37,473,773

•
U.S. Agency Debt Securities - The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a United States government sponsored enterprise. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, these investments are not considered other-than-temporarily impaired.

6.	Other Investments

Other investments at March 31, 2007 and December 31, 2006 consist of the following:

	2007	2006
FHLB stock, at cost	$5,292,100	$3,717,700
Investment in statutory trusts	611,125	611,500
Other investments	$5,903,225	$4,329,200

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at March 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Loans secured by real estate:
Commercial and industrial	$739,981,259	$736,555,175
Construction	142,191,299	126,241,190
Residential mortgage	85,257,234	76,277,339
Consumer	740,400	782,456
	968,170,192	939,856,160

Commercial and industrial	293,138,807	297,511,599
Consumer	60,522,477	60,682,410
Lease financing contracts	429,142,421	443,310,627
Overdrafts	6,666,342	5,015,183
	1,757,640,239	1,746,375,979

Deferred loan origination costs, net	3,917,115	4,879,823
Unearned finance charges	(1,273,402)	(1,296,671)
Allowance for loan and lease losses	(20,353,803)	(18,936,841)
Loans, net	$1,739,930,149	$1,731,022,290

The following is a summary of information pertaining to impaired loans at March 31, 2007 and December 31, 2006:

	2007	2006
Impaired loans with related allowance	$15,290,000	$11,878,000
Impaired loans that did not require allowance	34,238,000	27,319,000
Total impaired loans	$49,528,000	$39,197,000
Allowance for impaired loans	$3,338,000	$2,219,000

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No additional funds are committed to be advanced in connection with impaired loans.

As of March 31, 2007 and 2006, loans in which the accrual of interest has been discontinued amounted to $40,433,697 and $29,783,687, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $1,441,000 and $976,000 for 2007 and 2006, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,041,478 as of March 31, 2007, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of March 31, 2007, industrial loans with a principal outstanding balance of approximately $1,503,418 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	2007	2006
Balance, beginning of period	$18,936,841	$18,188,130
Provision for loan and lease losses	5,279,000	3,390,000
Loans and leases charged-off	(4,453,751)	(4,070,191)
Recoveries	591,713	902,436
Balance, end of period	$20,353,803	$18,410,375

8.	Other Assets

Other assets at March 31, 2007 and December 31, 2006 consist of the following:

	2007	2006
Deferred tax assets, net	$7,313,120	$6,260,855
Merchant credit card items in process of collection	1,237,072	1,854,919
Auto insurance claims receivable on repossessed vehicles	1,483,090	1,864,326
Accounts receivable	879,220	1,146,465
Other real estate, net of valuation allowance of $51,894 in March 31, 2007 and $41,894 in December 31,2006, respectively	4,195,018	3,628,971
Other repossessed assets, net of valuation allowance of $656,519 in March 31, 2007 and $799,104 in December 31,2006, respectively	7,736,290	9,418,811
Net servicing assets	177,227	781,720
Prepaid expenses and deposits	6,193,233	7,772,760
Other	5,612,184	387,863
	$34,826,454	$33,116,690

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended March 31:

	2007	2006
Balance, beginning of period	$799,104	$1,216,087
Provision for losses	231,000	126,700
Net charge-offs	(373,585)	(240,256)
Balance, end of period	$656,519	$1,102,531

9.	Deposits

Total deposits as of March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Non interest bearing deposits	$132,374,595	$140,321,373
Interest bearing deposits:
NOW & Money Market	62,239,331	62,672,648
Savings	151,991,633	156,069,357
Regular CD's & IRAS	90,791,963	95,396,084
Jumbo CD's	224,144,560	224,741,161
Brokered Deposits	1,163,021,299	1,226,155,584
	1,692,188,786	1,765,034,834
Total Deposits	$1,824,563,381	$1,905,356,207

10.	Advances from Federal Home Loan Bank

At March 31, 2007, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2007
2007	5.45%	8,200,000
2014	4.38%	494,265
		$8,694,265

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. For notes with original terms of six months or less, interest is paid at maturity. Interest payments for the three-month periods ended March 31, 2007 and 2006 amounted to approximately $121,000 and $120,000, respectively. These notes are secured by approximately $27,993,000 in mortgage loans as of March 31, 2007.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of March 31, 2007 and December 31, 2006, the Company had the following derivative financial instruments outstanding:

	2007		2006
	Notional		Notional
	amount	Fair value	amount	Fair value
Libor-Rate interest rate swaps	$30,800,000	$(1,062,087)	$30,800,000	$(1,236,093)
	$30,800,000	$(1,062,087)	$30,800,000	$(1,236,093)

At March 31, 2007, the Bank had interest rate swap agreements which converted $28,848,000 million of fixed rate time deposit to variable rate time deposits of which $10,336,000 million will mature in 2010 and 2013, and $18,512,000 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps.

During the quarters ended March 31, 2007 and 2006, the net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

12.	Notes Payable to Statutory Trusts

On December 19, 2002, the Eurobank Statutory Trust II (the Trust II) issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

Interest expense on notes payable to statutory trusts amounted to approximately $431,000 and $928,000 for the three months ended March 31, 2007 and 2006, respectively.

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

During the quarters ended March 31, 2007 and 2006 the Company sold to third parties approximately $4.9 million and $1.3 million of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $5.0 million and $1.4 million, resulting in a gain of approximately $113,000 and $47,000 during 2007 and 2006, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No sales of receivables were completed on any other portfolio during the first quarter 2007 and 2006; accordingly, no new servicing assets were recorded.

15.	Stock Transactions

In February 2007, the Company issued 250,862 of common stock shares, through stock options exercised at $4.50 per share.

As of December 31, 2006, the Company had purchased 652,027 shares under the stock repurchase program approved by the board of directors in October 2005 and in November 2005 recorded 1,688 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower. Under the terms of the stock repurchase program, the Company was authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year, which expired in October 2006.

16.	Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of March 31, 2007 and December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2007 are also presented in the table.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2007 and December 31, 2006, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2007
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$155,211	8.00%	$220,447	11.36%	N/A
Eurobank	155,210	8.00%	200,863	10.35%	> 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	77,606	4.00%	199,726	10.29%	N/A
Eurobank	77,605	4.00%	180,141	9.29%	> 6.00%
Tier I Capital (to average assets):
Consolidated	98,326	4.00%	199,726	8.13%	N/A
Eurobank	98,297	4.00%	180,141	7.33%	> 5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, including the following:

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

These factors and the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of March 31, 2007, we had, on a consolidated basis, total assets of $2.4 billion, net loans and leases of $1.7 billion, total deposits of $1.8 billion, and stockholders’ equity of $174.8 million. In March 2007, we opened a new branch in Fajardo, Puerto Rico, bringing up our network to 24 branch offices located throughout the Island.

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

Key Performance Indicators at March 31, 2007

We believe the following were key indicators of our performance and results of operations through the first quarter of 2007:

•	our total assets decreased to $2.433 billion, or by 10.90% on an annualized basis, at the end of the first quarter of 2007, from $2.501 billion at the end of 2006;

•	our net loans and leases grew to $1.741 billion at the end of the first quarter of 2007, representing an increase of 2.13% on an annualized basis, from $1.732 billion at the end of 2006;

•	our total deposits decreased to $1.825 billion, or by 16.96% on an annualized basis, at the end of the first quarter of 2007, from $1.905 billion at the end of 2006;

•	our nonperforming assets increased to $71.2 million, or by 51.83% on an annualized basis, at the end of the first quarter of 2007, from $63.0 million at the end of 2006;

•	our total revenue grew to $44.2 million in the first quarter of 2007, representing an increase of 10.18%, from $40.1 million in the same period of 2006;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.89% and 2.35% for the first quarter of 2007, respectively, compared to 3.14% and 2.66%, respectively, for the same period in 2006;

•	our provision for loan and lease losses grew to $5.3 million in the first quarter of 2007, representing an increase of 55.72%, from $3.4 million in the same period of 2006;

•	our total noninterest expense grew to $12.1 million in the first quarter of 2007, representing an increase of 9.69%, from $11.1 million in the same period of 2006; and

•	our effective tax rate decreased to 16.51% in the first quarter of 2007, from 38.39% in the same period of 2006.

These items, as well as other factors, resulted in a net income of $1.3 million for the first quarter of 2007, compared to $3.3 million for the same period in 2006, or $0.06 per common share for the first quarter of 2007, compared to $0.15 per common share for the same period in 2006, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable incurred losses in our loan and lease portfolio. The allowance for loan and lease losses amounted to $20.4 million, $18.9 million and $18.4 million as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Losses charged to the allowance amounted to $4.5 million for the three months ended March 31, 2007 compared to $4.1 million for the same period in 2006. Recoveries were credited to the allowance in the amounts of $592,000 and $902,000 for those same periods, respectively.

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

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114. For non-classified loans, the estimated allowance is based on historical loss experiences, which, at least on an annual basis, are adjusted for changes in trends and conditions on an annual basis. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $4.2 million, $3.6 million, and $1.9 million as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Other repossessed assets amounted to $7.7 million, $9.4 million and $7.9 million as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles was 8.8% and 6.3% for the first quarter of 2007 and 2006, respectively. This increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles in an attempt to expedite the disposition of slow moving inventory. This strategy resulted in an increase of approximately 77% in the number of repossessed vehicles that had over six months in inventory and were sold during the first quarter of 2007, when compared to the first quarter of 2006. During the first quarter of 2007, we sold 147 repossessed vehicles that had over six months in inventory, compared to 83 repossessed vehicles with over six months in inventory sold during the first quarter of 2006.

For the first quarter of 2007, the total loss on sale of repossessed equipment was $19,000, compared to a total gain of $7,000 for the same period in 2006. There was no repossessed equipment in inventory as of March 31, 2007.

For the first quarter of 2007, the total loss on sale of repossessed boats decreased to $67,000, compared to $200,000 for the first quarter of 2006. The boat financing portfolio amounted to $37.9 million and $40.0 million as of March 31, 2007 and 2006, respectively.

During the first quarter of 2006, one OREO was sold resulting in no loss for the company. There was no sale of OREO during the first quarter of 2007.

Results of Operations as of and for the Three Months Ended March 31, 2007 and 2006

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

Net interest income decreased by 1.86%, or $324,000, to $17.1 million in the first quarter of 2007, from $17.4 million for the same period in 2006. This decrease resulted from the net effect of a net increase in volumes, but mainly to a decrease in rates as shown on table on page 22.

 Total interest income increased by 11.99% to $42.3 million for the first quarter of 2007, compared to $37.8 million for the same period in 2006. This increase was due to a combination of increases in average interest-earning assets and increased yields resulting from higher interest rates. Our average interest-earning assets increased by $78.2 million, or by 3.43%, to $2.4 billion in the first quarter of 2007, compared to $2.3 billion for the same period in 2006. Average net loans increased by $160.9 million, or by 10.20%, to $1.7 billion in the first quarter of 2007, compared to $1.6 billion for the same period in 2006. The average interest yield on interest-earning assets for the first quarter of 2007 increased to 7.69%, from 7.22% for the same period in 2006. Total interest expense increased by 23.80% to $25.3 million in the first quarter of 2007, compared to $20.4 million in the same period of 2006. This increase resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds mainly on brokered deposits, jumbo deposits, and other borrowings. Average interest-bearing liabilities increased by 4.00% to $2.1 billion in the first quarter of 2007, compared to $2.0 billion for the same period in 2006. The average interest rate we paid for interest-bearing liabilities for the first quarter of 2007 increased to 5.34%, from 4.56% for the same period in 2006.

Net interest margin and spread on a fully taxable equivalent basis decreased to 2.89% and 2.35% for the first quarter of 2007, respectively, compared to 3.14% and 2.66%, respectively, for the same period in 2006. The declines in margin and spread were primarily caused by the increase in the average cost of interest bearing liabilities as a result of: (i) the rising short-term interest rates and the flat yield curve, which caused short-term borrowing costs to increase at a faster rate than the yield on earning assets; and (ii) the increase in average deposits, which has been comprised substantially of brokered deposits and higher rate time deposits driven by the extremely competitive local operating environment.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,738,311	$34,939	8.13%	$1,577,410	$30,080	7.71%
Securities of U.S. government agencies(3)	509,974	5,923	6.47	610,336	6,622	6.15
Other investment securities(3)	45,879	616	7.30	44,239	524	6.63
Puerto Rico government obligations(3)	9,540	109	6.35	7,819	78	5.65
Securities purchased under agreements to resell and federal funds sold	37,892	514	6.08	34,275	402	5.44
Interest-earning deposits	16,378	213	5.20	5,732	77	5.37
Total interest-earning assets	$2,357,974	$42,314	7.69%	$2,279,811	$37,783	7.22%
Total noninterest-earning assets	93,251			74,564
TOTAL ASSETS	$2,451,225			$2,354,375

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,652	$117	2.53%	$30,849	$165	2.16%
NOW deposits	44,102	241	2.19	41,642	206	1.98
Savings deposits	152,304	935	2.46	214,459	1,241	2.32
Time certificates of deposit in denominations of $100,000 or more(4)	1,416,580	17,778	5.41	1,167,502	12,333	4.61
Other time deposits	94,680	986	4.17	122,802	1,027	3.35
Other borrowings	393,274	5,197	7.00	460,753	5,427	6.21
Total interest-bearing liabilities	$2,119,592	$25,254	5.34%	$2,038,007	$20,399	4.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	123,013			131,324
Other liabilities	36,939			19,020
Total noninterest-bearing liabilities	159,952			150,344
STOCKHOLDERS’ EQUITY	171,681			166,024
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,451,225			$2,354,375
Net interest income(5)		$17,060			$17,384
Net interest spread(6)			2.35%			2.66%
Net interest margin(7)			2.89%			3.14%

(1)	Yields on tax-exempt securities, loans and leases are calculated on a fully taxable equivalent basis assuming a 39% and 41.5% tax rate for the quarters ended March 31, 2007 and 2006, respectively.

(2)
Loan costs have been included in the calculation of interest income. Loan fees were approximately $340,000 and $558,000 for the first quarters ended March 31, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended March 31, 2007 and 2006 was $40.4 million and $29.8 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)
For the quarter ended March 31, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $107,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $107,000, our net interest margin and spread on a fully taxable basis for the quarter ended March 31, 2007 would have been 2.87% and 2.33%, respectively.

(5)	Net interest income on a tax equivalent basis was $17.0 million and $17.9 million for the first quarters ended March 31, 2007 and 2006, respectively.

(6)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2007 Over 2006 Increases/(Decreases) Due to Change in
	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$3,068	$1,791	$4,859
Securities of U.S. government agencies	(1,089)	390	(699)
Other investment securities	19	73	92
Puerto Rico government obligations	17	14	31
Securities purchased under agreements to resell and federal funds sold	42	70	112
Interest-earning deposits	143	(7)	136
Total interest-earning assets	$2,200	$2,331	$4,531

INTEREST PAID ON:
Money market deposits	$(65)	$17	$(48)
NOW deposits	12	23	35
Savings deposits	(360)	54	(306)
Time certificates of deposit in denominations of $100,000 or more	2,631	2,814	5,445
Other time deposits	(235)	194	(41)
Other borrowings	(795)	565	(230)
Total interest-bearing liabilities	$1,188	$3,667	$4,855
Net interest income	$1,012	($1,336)	($324)

(1)
Loan costs have been included in the calculation of interest income. Loan fees were approximately $340,000 and $558,000 for the first quarters ended March 31, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended March 31, 2007 and 2006 was $40.4 million and $29.8 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

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

In the first quarter of 2007, our provision for loan and lease losses increased to $5.3 million, from $3.4 million in the first quarter of 2006. This increase resulted, in part, from the net losses experienced, mainly in our leasing portfolio, but primarily to our decision to maintain our provision for loan and lease losses at the same level as in the last quarter of 2006 since we belive the Island’s economy is still showing signs of weakness. We continue to monitor the loan portfolios to determine whether the declining trends on charge-offs and delinquencies, particularly in our leasing portfolio, persist. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,255	117.2%	$2,060	87.1%
Gain on sale of loans , net	113	5.9	47	2.0
(Loss) gain on sale of repossessed assets and on disposition of other assets, net	(445)	(23.1)	259	10.9

Total noninterest income	$1,923	100.0%	$2,366	100.0%

Our total noninterest income for the first quarter of 2007 was $1.9 million, compared to $2.4 million for the same period in 2006. Noninterest income represented approximately 0.08% and 0.10% of average assets as of March 31, 2007 and 2006, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.3 million at March 31, 2007, from $2.1 million at the same period in 2006. This increase was primarily due to an increase in non sufficient fund charges on deposit accounts, commission income and other fees on loan accounts.

During first quarter of 2007, we experienced a net loss on sale of repossessed assets of $445,000, compared to a net gain of $259,000 during the same period in 2006. This mainly resulted from our strategy of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of slow moving inventory, as previously explained.

For the first quarter of 2007, gain on sale of loans was $113,000, compared to $47,000 for the same period in 2006. This source of noninterest income was derived from the sale of mortgage loans. During the first quarter of 2007, we sold $4.9 million in mortgage loans to other financial institutions, compared to $1.3 million for the same period in 2006. We did not retain the servicing rights on these mortgage loans and we accounted for this transaction as a sale.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,735	47.3%	$4,948	44.9%
Occupancy and equipment	2,597	21.4	2,228	20.1
Professional services, including directors’ fees	867	7.1	1,189	10.8
Office supplies	329	2.7	323	2.9
Other real estate owned and other repossessed assets expenses	445	3.7	292	2.6
Promotion and advertising	377	3.1	242	2.2
Lease expenses	136	1.1	203	1.8
Insurance	452	3.7	322	2.9
Municipal and other taxes	420	3.5	409	3.7
Commissions and service fees credit and debit cards	348	2.9	336	3.0
Other noninterest expense	424	3.5	567	5.1
Total noninterest expense	$12,130	100.0%	$11,059	100.0%

Our total noninterest expense increased to $12.1 million in the first quarter of 2007, compared to $11.1 million for the same period in 2006. This represents an increase of 9.68% in noninterest expense. This increase can be attributed mainly to annual salary increases effective in January 2007 and increased occupancy expenses. Noninterest expenses as a percentage of average assets slightly changed to 0.49% in the first quarter of 2007, compared to 0.47% for the same period in 2006. Our efficiency ratio was 63.98% in the first quarter of 2007, compared to 54.51% for the same period in 2006. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.7 million for the first quarter of 2007, compared to $4.9 million for the same period in 2006, representing an increase of 15.91% for the comparable period. This increase in salaries and employee benefits resulted from the increases in personnel, primarily in our residential mortgage and trust operations, and normal salary increases and related employees’ benefits. As of March 31, 2007, we had 520 full-time equivalent employees, compared with 487 as of March 31, 2006. Our volume of assets per employee was $4.7 million as of March 31, 2007, compared to $4.9 million for the same period in 2006.

Occupancy and equipment expenses totaled $2.6 million for the first quarter of 2007, compared to $2.2 million for the same period in 2006, representing an increase of 16.56% for the comparable period. This increase was mainly attributable to increased rent, data services, equipment maintenance, and property tax expenses.

Professional and directors’ fees were $867,000 and $1.2 million, or 7.1% and 10.8% of total noninterest expenses, for the first quarter of 2007 and 2006, respectively. The decrease was mainly attributable to the additional expenses of $300,000 billed by our former external auditor during the first quarter of 2006.

Our expenses related to OREO and repossessed assets were $445,000 and $292,000 or 3.7% and 2.6% of total noninterest expenses, for the first quarter of 2007 and 2006, respectively. This increase was attributable primarily to the combined effect of an increase in the average number of repossessed vehicles in inventory, which resulted in increased repairs and maintenance expenses, and an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future. During the first quarter of 2007, the average number of repossessed vehicles in inventory increased by 12.76% to 495 units, compared to 439 vehicles for the same period in 2006. Repossessed assets are initially recorded at the lower of net realizable value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at net realizable value. Any subsequent decline in the net realizable value is charged to current operations.

Promotion and advertising increased to $377,000 for the first quarter of 2007, from $242,000 for the same period in 2006. This increase was mainly attributable to an advertising campaign, primarily related to our mortgage loan department, to take advantage of opportunities on the Island.

Insurance expenses were $452,000 and $322,000, or 3.7% and 2.9% of total noninterest expenses, for the first quarter of 2007 and 2006, respectively. This increase was mainly attributable to the FDIC’s new insurance premium assessment, which commenced in January 2007.

Other noninterest expenses decreased to $424,000 for the first quarter of 2007, from $567,000 for the same period in 2006. Other noninterest expenses are mainly comprised of loan processing and other miscellaneous expenses.

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

For the quarter ended March 31, 2007, we recorded a $260,000 income tax expense, compared to $2.0 million for the same period in 2006. Our income tax provision is lower than a provision based on the statutory tax rate applicable to Eurobank, which is 39.0%, because we have interest income from certain investments that are exempt from Puerto Rico income tax. Exempt interest relates primarily to interest earned on securities held by our international banking entities. For the first quarter of 2007, the income before taxes decreased by 70.3% to $1.6 million, from $5.3 million for the same period in 2006. Also, our current income tax expense decreased by 16.0% to $1.3 million, from $1.5 million for those same periods. This decrease in our current income tax expense was mainly due to the net effect of: (i) a reduction in our income before taxes, (ii) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions; (iii) the termination on December 31, 2006 of the additional transitory taxes of 2.5% imposed by the Puerto Rico Legislature in 2005; and (iv) an increase in the net exempt income.

For the first quarter of 2007, we had a deferred tax benefit of $1.0 million, compared to a deferred tax expense of $589,000 for the same period in 2006. This was mainly due to the combined effect of: (i) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions, as previously mentioned; and (ii) an increase in deferred tax assets, primarily due to the increase in the allowance for loan and lease losses as of March 31, 2007. As of March 31, 2007, December 31, 2006 and March 31, 2006, we had net deferred tax assets of $7.3 million, $6.2 million and $4.5 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at March 31, 2007 will be realized.

Financial Condition

Our total assets as of March 31, 2007 were $2.433 billion, compared to $2.501 billion as of December 31, 2006. The decrease in our total assets during the first three months of 2007 was primarily due to: (i) a $49.1 million decrease in interest bearing deposits, (ii) a $15.0 million decrease in securities purchased under agreements to resell, (iii) a $26.5 million decrease in the investment securities portfolio, (iv) a $9.2 million increase in the loans portfolio, and (v) a $13.0 million increase in premises and equipment, mainly from the acquisition of land and an office building to serve as our new headquarters.

Our total deposits decreased by $80.8 million, or by 16.96% on an annualized basis, to $1.825 billion as of March 31, 2007, compared to $1.905 billion as of December 31, 2006. The decrease in deposits during the first three months of 2007 was concentrated in broker deposits, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings slightly increased to $395.7 million as of March 31, 2007, compared to $395.0 million as of December 31, 2006. This change in other borrowings was mainly concentrated in the securities sold under agreements to repurchase.

As of March 31, 2007, our stockholders’ equity was $174.8 million, compared to $169.9 million as of December 31, 2006. In addition to earnings from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $5.0 million and $7.6 million during the first three months of 2007 and the year 2006, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2006, we had $49.1 million in interest-bearing deposits in other financial institutions. We did not have any interest bearing deposits in other financial institutions as of March 31, 2007. Also, we had $36.2 million and $51.2 million in purchased securities under agreements to resell as of March 31, 2007 and December 31, 2006, respectively. This reduction in interest-bearing deposits and short-term investments was primarily used to pay-off brokered deposits that matured in January 2007. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.82% and 5.46% for the three month period ended March 31, 2007 and the year 2006, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2007:
U.S. government agencies obligations	$168,346	$167,023	$3,055	$2,988	$—	$—	$171,401	$170,011
Collateralized mortgage obligations	286,315	282,947	28,814	28,224	—	—	315,129	311,171
Mortgage-backed securities	46,259	45,918	5,217	5,098	—	—	51,476	51,016
State and municipal obligations	9,513	9,555	—	—	—	—	9,513	9,555
US Corporate Notes	3,000	2,985	—	—	—	—	3,000	2,985
Other investments	—	—	—	—	5,903	5,903	5,903	5,903
Total	$513,433	$508,428	$37,086	$36,310	$5,903	$5,903	$556,422	$550,641
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,334
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
State and municipal obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962

During the first quarter of 2007, the investment portfolio decreased by approximately $26.5 million to $551.4 million as of March 31, 2007, from $577.9 million as of December 31, 2006. The change from December 31, 2006 was primarily due to the net effect of:

•	prepayments of approximately $23.5 million on mortgage-backed securities and FHLB obligations;

•	the maturity of $10.1 million in US government agencies obligations;

•	a net premium amortization of $55,000;

•	the purchase of $3.0 million in corporate obligations and $1.6 million in FHLB stocks;

•	a decrease of $2.6 million in the unrealized net loss on investment securities available for sale.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years.  During the first half of 2006, we saw higher interest in the short term of the curve and, in order to improve the average yield while maintaining a short estimated average life, we reinvested a portion of the cash flows generated by the investment portfolio at higher yields and for maturities or estimated maturities from 2 years to 7 years.  In addition, during the fourth quarter of 2006, we sold approximately $50.1 million of FHLB and mortgage backed securities available for sale with an average yield of 3.64%.  For the quarter ended March 31, 2007, after the above-mentioned transactions, the estimated average maturity was approximately 2.83 years and the average yield was approximately 4.70%, compared to an estimated average maturity of 3.16 years and an average yield of 4.64% for the quarter ended December 31, 2006 and an estimated average maturity of 3.16 years and an average yield of 4.67% for the year ended December 31, 2006.  As of March 31, 2007, investment securities having a carrying value of approximately $457.8 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Three Months Ended March 31, 2007
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$15,843	3.28%	$141,109	4.63%	$10,071	6.00%	$—	—%	$167,023	4.58%
Mortgage backed securities(3)	6,154	4.26	30,601	4.48	7,318	4.47	1,843	5.87	45,918	4.50
Collateral mortgage obligations(3)	28,102	4.34	221,190	4.61	33,638	5.30	17	5.54	282,947	4.67
State & political subdivisions	2,639	6.14	1,655	6.14	5,261	4.71	—	—	9,555	5.36
Other debt securities	—	—	—	—	—	—	2,985	7.16	2,985	7.16
Total investments available-for-sale	$52,738	4.10%	$394,556	4.61%	$56,289	5.26%	$4,845	6.66%	$508,428	4.65%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$3,055	3.95%	$—%		$—	—%	$3,055	3.95%
Mortgage backed securities(3)	—	—	—	—	5,217	5.03	—	—	5,217	5.03
Collateral mortgage obligations(3)	—	—	19,665	4.22	9,149	5.61	—	—	28,814	4.66
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$—	—%	$22,720	4.18%	$14,366	5.40%	$—	—%	$37,086	4.65%

Other Investments:
FHLB stock	$5,292	7.00%	—	—%	—	—%	—	—%	$5,292	7.00%
Investment in statutory trust	—	—	—	—	—	—	611	8.60	611	8.60
Total other investments	$5,292	7.00%	$—	—%	$—	—%	$611	8.60%	$5,903	7.17%
Total investments	$58,030	4.37%	$417,276	4.59%	$70,655	5.29%	$5,456	6.88%	$551,417	4.68%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.13% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of March 31, 2007, our investment in other earning assets included $5.3 million in FHLB stock and $611,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of March 31,	As of December 31,
Type	2007	2006
	(In thousands)
Statutory trusts	$611	$611
FHLB stock	5,292	3,718
Total	$5,903	$4,329

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.2 million and $879,000 as of March 31, 2007 and December 31, 2006, respectively:

	As of March 31,	As of December 31,
	2007	2006
	(In thousands)
Real estate secured	$825,979	$813,615
Leases	429,142	443,311
Other commercial and industrial	293,139	297,512
Consumer	60,523	60,682
Real estate - construction	142,191	126,241
Other loans	6,666	5,015
Gross loans and leases	$1,757,640	$1,746,376
Plus: Deferred loan costs, net	3,917	4,880
Total loans, including deferred loan costs, net	$1,761,557	$1,751,256
Less: Unearned income	(1,273)	(1,297)
Total loans, net of unearned income	$1,760,284	$1,749,959
Less: Allowance for loan and lease losses	(20,354)	(18,937)
Loans, net	$1,739,930	$1,731,022

As of March 31, 2007 and December 31, 2006, our total loans and leases, net of unearned income, were $1.760 billion and $1.750 billion, respectively. The increase in our loan and lease volume during the three months ended March 31, 2007 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 72.4% as of March 31, 2007, from 70.0% as of December 31, 2006.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate, excluding construction loans secured by real estate, equaled $826.0 million and $813.6 million as of March 31, 2007 and December 31, 2006, respectively. The volume of our real estate loans has increased as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 46.99% as of March 31, 2007, from 46.59% at the end of fiscal year 2006.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last two years, we have deemphasized equipment leasing and focused on automobile leasing. For the first three months of 2007, approximately 55.65% of our lease financing contracts were for new automobiles, approximately 40.04% were for used automobiles and the remaining 4.31% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $429.1 million as of March 31, 2007, from $443.3 million as of December 31, 2006. Lease financing contracts, as a percentage of total loans and leases were 24.42% as of March 31, 2007 and 25.38% at the end of 2006. This decrease in our lease portfolio resulted from the proactive actions we continued taking during the first quarter of 2007 to tightening our underwriting standards, enhance our collections efforts and strategically pare back our automobile leasing operations in an attempt to reduce possible future losses.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first three months of 2007, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans decreased to $293.1 million as of March 31, 2007, from $297.5 million as of December 31, 2006. This decrease was impacted by a $11.2 million prepayment of various loans in a commercial business relationship, which were canceled with funds from certificates of deposits the customer had on deposit with our banking subsidiary. Other commercial and industrial loans as a percentage of total loans were 16.68% as of March 31, 2007, and 17.04%, respectively.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $60.5 million as of March 31, 2007, from $60.7 million as of December 31, 2006. Consumer loans as a percentage of total loans and leases were 3.44% and 3.47% as of March 31, 2007 and December 31, 2006, respectively. Consumer loans as of March 31, 2007 and December 31, 2006 included a boat portfolio of $37.9 million and $37.4 million, respectively, acquired as a result of the acquisition of former BankTrust; $13.6 million and $13.8 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.1 million and $9.5 million, respectively.

Construction loans secured by real estate totaled $142.2 million and $126.2 million as of March 31, 2007 and December 31, 2006, respectively. Construction loans as a percentage of total loans and leases were 8.09% and 7.23% as of March 31, 2007 and December 31, 2006, respectively. During the first three months of 2007, the increase in construction loans secured by real estate resulted from our organic growth and was mainly comprised of loans for land development and the construction of commercial real estate property, but primarily for the construction of residential multi-family projects.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.2 million, as of March 31, 2007, excluding non-accrual loans amounting to $40.4 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of March 31, 2007
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$184,228	$396	$1,589	$552	$2,512	$189,277
Real estate — secured	221,494	124,477	242,043	136,605	25,293	749,912
Other commercial and industrial	211,220	22,167	40,270	2,627	13,832	290,116
Consumer	12,388	11,566	1,220	34,086	365	59,625
Leases	11,460	379,144	-	35,192	-	425,796
Other loans	6,328	-	-	-	-	6,328
Total	$647,118	$537,750	$285,122	$209,062	$42,002	$1,721,054

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $446.6 million as of March 31, 2007.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of March 31,	As of December 31,
	2007	2006
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$18,827	$12,723
Nonaccrual loans	40,434	37,255
Total nonperforming loans	59,261	49,978
Other real estate owned	4,195	3,629
Other repossessed assets	7,736	9,419
Total nonperforming assets	$71,192	$63,026
Nonperforming loans to total loans and leases	3.36%	2.85%
Nonperforming assets to total loans and leases plus repossessed property	4.01	3.57
Nonperforming assets to total assets	2.93	2.52

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

Nonperforming loans to total loans increased to 3.36% as of March 31, 2007, from 2.85% as of December 31, 2006. Nonperforming assets to total assets increased to 2.93% as of March 31, 2007, from 2.52% as of December 31, 2006.  Nonperforming loans as of March 31, 2007 amounted to $59.3 million, compared to $50.0 million as of December 31, 2006.  The increase in nonperforming loans during the first quarter of 2007 when compared to previous quarter was due to the combined effect of a $6.1 million increase in loans over 90 days past due still accruing interest and an increase of $3.2 million in nonaccrual loans, which are explained below in more detail.

The $6.1 million increase in loans over 90 days still accruing interest was mainly due to net effect of a $6.8 million increase in loans secured by real estate and a $484,000 decrease in lease financing contracts in this category. The $6.8 million increase in loans secured by real estate was mainly caused by: (i) one construction business relationship for $9.4 million and one commercial business relationship for $1.7 million, both secured by real estate, which became over 90 days past due during the first quarter of 2007; and (ii) one commercial business relationship secured by real estate amounting to $4.9 million, which was in this category in the last quarter of 2006 and was placed on nonaccrual status during the first quarter of 2007.  Aforementioned construction business relationship for $9.4 million became current after a payment was received during April 2007. It is important to point out that our historical losses on commercial and construction loans secured by real estate have been low.

The $3.2 million increase in nonaccrual loans was mainly attributable to the net effect of:  (i) the $4.9 million commercial business relationship which was placed on nonaccrual status during the first quarter of 2007, as previously explained; (ii) a decrease of $761,000 in lease financing contracts; and (iii) a $460,000 decrease in marine loans.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets decreased to $11.9 million as of March 31, 2007, compared to $13.0 million as of December 31, 2006.  The decrease during the first quarter of 2007, when compared to the previous quarter, was due to the net effect of:  (i) a decrease of $1.7 million in other repossessed assets, mainly comprised of a $2.1 million decrease in the inventory of repossessed vehicles and an increase of $422,000 related to four boats repossessed during the quarter; and (ii) an increase of $566,000 in other real estate owned resulting from the foreclosure of two real estate properties during the quarter.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles subject to lease contracts and repossessed boats. OREO and repossessed assets are initially recorded at the lower of net realizable value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of March 31, 2007, our OREO consisted of 25 properties with an aggregate value of $4.2 million, as compared to 23 properties with an aggregate value of $3.6 million as of December 31, 2006.

The $2.1 million decrease in the inventory of repossessed vehicles was due to the fact that fewer vehicles were repossessed during the first quarter of 2007 when compared to the fourth quarter of 2006 and also because sales of repossessed vehicles exceeded the number of units repossessed during the first quarter of 2007.  Total repossessed and sold vehicles during the first quarter of 2007 were 446 and 532, respectively, compared to 491 and 543 in the fourth quarter of 2006.  We continue monitoring this inventory very closely and taking measures to expedite its disposition.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Three Months Ended March 31,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Average total loans and leases outstanding during period	$1,759,147	$1,663,330
Total loans and leases outstanding at end of period, including loans held for sale	1,761,488	1,750,838
Allowance for loan and lease losses:
Allowance at beginning of period	18,937	18,188
Charge-offs:
Real estate — secured	11	685
Commercial and industrial	456	3,050
Consumer	460	1,978
Leases	3,388	12,927
Other loans	139	149
Total charge-offs	4,454	18,789
Recoveries:
Real estate — secured	35	11
Commercial and industrial	83	534
Consumer	57	465
Leases	412	1,604
Other loans	5	21
Total recoveries	592	2,635
Net loan and lease charge-offs	3,862	16,154
Provision for loan and lease losses	5,279	16,903
Allowance at end of period	$20,354	$18,937
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.88%	0.97%
Allowance for loan and lease losses to total loans at end of period	1.16	1.08
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	75.90	85.30
Net loan and lease charge-offs to provision for loan and lease losses	73.16	95.57

(1) Annualized as of March 31, 2007.

The allowance for loan and lease losses increased to $20.4 million at March 31, 2007, from $18.9 million at December 31, 2006. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.16% at March 31, 2007, from 1.08% at December 31, 2006. We believe that the allowance for loan and lease losses, which is 1.16% of total loans and leases at March 31, 2007, is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For each of the periods ended March 31, 2007 and December 31, 2006, we used a historical loss ratio in auto lease finance contracts of approximately 23% and 20%, respectively. For the quarters ended March 31, 2007 and 2006, $408,000 and $541,000 was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the quarters ended March 31, 2007 and 2006, $242,000 and $203,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized total loss ratio on the leasing business was 2.73%, 2.40% and 3.13% for the first quarter of 2007, the year and quarter ended December 31, 2006, respectively. The decrease in the ratio of total loss on the leasing business during the first quarter of 2007 compared to the last quarter of 2006 was primarily due to a decrease in the net charge-offs in our lease portfolio, net of a decrease in our lease portfolio to $429.1 million as of March 31, 2007, from $443.3 million at the end of fiscal 2006. We have been closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 0.88% for the first quarter of 2007, compared to 1.10% and 0.79% for the fourth and first quarter of 2006, respectively. The decrease in this ratio, when comparing the first quarter of 2007 with the fourth quarter of 2006, was mainly attributable to: (i) a decrease in the volume of repossessed vehicles during the first quarter of 2007; and (ii) a decrease in lease financing contracts over 90 days past due as of March 31, 2007, as previously explained. The increase in this ratio, when comparing the first quarter of 2007 with the same period in 2006, was mainly attributable to an increase in the initial market valuation of repossessed vehicles at the time of repossession, as part of our strategy of being more aggressive in the sale of repossessed vehicles, as previously mentioned.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 73.16% for the quarter ended March 31, 2007, from 89.82% and 93.45% for the fourth and first quarters of 2006, respectively. During the first quarter of 2007, the decrease in this ratio was mainly attributable to our decision to maintain our provision for loan losses at the same level as in the previous quarter since we believe the Island’s economy is still showing signs of weakness. We continue to monitor the loan portfolios to determine whether the declining trends on charge-offs and delinquencies, particularly in our leasing portfolio, persist.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $27.9 million as of March 31, 2007 and $14.9 million as of December 31, 2006. This increase was mainly related to the acquisition of land and an office building to relocate our headquarters and administrative offices, as further explained below.

On February 6, 2007, Eurobank, our wholly owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property, which is located in San Juan, includes a 57,187 square foot office building that will be used to consolidate our headquarters, administrative operations, and our leasing division. We anticipate that there may be a benefit from certain efficiencies associated with centralizing these operations in one location. The purchase price for the property was $12,360,000. We are in the process of renovating the space to conform to our needs, and expect to move in between the summer and December 2007.

Except for aforementioned acquisition, we have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the first quarter of 2007 were $1.849 billion, compared to $1.739 billion for the year 2006. This increase in average deposits during the first quarter of 2007 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31,			Year Ended December 31,
	2007			2006
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$123,013	6.65%	-%	$128,551	7.39%	-%
Money market deposits	18,652	1.01	2.51	25,470	1.46	2.29
NOW deposits	44,102	2.38	2.19	46,330	2.66	2.23
Savings deposits	152,304	8.24	2.46	184,824	10.63	2.37
Time certificates of deposit in denominations of $100,000 or more	237,705	12.85	4.85	205,510	11.82	4.30
Brokered certificates of deposits in denominations of $100,000 or more	1,178,875	63.75	5.05	1,034,893	59.54	4.78
Other time deposits	94,680	5.12	4.17	113,097	6.50	3.70
Total deposits	$1,849,331	100.00%		$1,738,675	100.00%

Total deposits at March 31, 2007 and December 31, 2006 were $1.825 billion and $1.905 billion, respectively, representing a decrease of $80.8 million, or 16.96% on an annualized basis, during the first three months of 2007. The following table presents the composition of our deposits by category as of the dates indicated:

	As of March 31,	As of December 31,
	2007	2006
	(In thousands)
Interest bearing deposits:
NOW and money market	$62,239	$62,673
Savings	151,992	156,069
Brokered certificates of deposits in denominations of less than $100,000	547	707
Brokered certificates of deposits in denominations of $100,000 or more	1,162,473	1,225,449
Time certificates of deposits in denominations of $100,000 or more	224,145	224,741
Other time deposits	90,792	95,396
Total interest bearing deposits	$1,692,188	$1,765,035
Plus: non interest bearing deposits	132,375	140,321
Total deposits	$1,824,563	$1,905,356

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in NOW and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly attributable to the fierce competition for core deposits on the Island due to a reduction of local funding sources. The decrease in brokered deposits resulted from our strategy of repositioning our investment portfolio in an effort to improve our net interest margin.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Three months or less	$498,579	$547,837
Over three months through six months	246,995	294,784
Over six months through 12 months	135,490	188,691
Over 12 months	505,554	418,878
Total	$1,386,618	$1,450,190

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Balance at period-end	$366,429	$365,664
Average monthly balance outstanding during the period	363,085	432,459
Maximum aggregate balance outstanding at any month-end	386,347	501,182
Weighted average interest rate for the quarter	5.17%	4.94%
Weighted average interest rate for the last month	5.36%	5.27%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Balance at period-end	$8,694	$8,707
Average monthly balance outstanding during the period	9,032	19,016
Maximum aggregate balance outstanding at any month-end	8,703	121,292
Weighted average interest rate for the quarter	5.45%	5.06%
Weighted average interest rate for the last month	5.56%	5.51%

Notes Payable to Statutory Trusts

For more detail on notes payable to statutory trusts please refer to the “Note 12 - Notes Payable to Statutory Trusts” to our condensed consolidated financial statements included herein.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings, our initial public offering, and a private placement. As of March 31, 2007 and December 31, 2006, total stockholders’ equity was $174.8 million and $169.9 million, respectively.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

As of March 31, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,447	11.36%	$	≥ 155,211	≥ 8.00%	N/A
Eurobank.	200,863	10.35		≥ 155,210	≥ 8.00	≥ 194,012	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	199,726	10.29		≥ 77,606	≥ 4.00	N/A
Eurobank	180,141	9.29		≥ 77,605	≥ 4.00	≥ 116,407	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	199,726	8.13		≥ 98,326	≥ 4.00	N/A
Eurobank	180,141	7.33		≥ 98,297	≥ 4.00	≥ 122,872	≥ 5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	$	≥ 154,038	≥ 8.00%	N/A
Eurobank.	198,179	10.29		≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25		≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29		≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92		≥ 99,679	≥ 4.00	N/A
Eurobank	178,871	7.18		≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advance and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of March 31, 2007 and December 31, 2006 totaled approximately $188.7 million and $300.4 million, respectively. Our Core Basis Surplus liquidity level was 4.7% and 8.9% as of the same periods, respectively. This decrease in our Core Basic Surplus liquidity level was mainly attributable to the reduction in interest-bearing deposits and short-term investments, as previously explained.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Other funding alternatives available are local and United States conventional and brokered time deposits, unsecured lines of credit with correspondent banks, borrowing lines with brokers and the Federal Reserve Bank of New York. In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. Our expansion strategies will have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market. Our target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0% or a “positive surplus”. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics, which make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential and commercial loans, selected investment securities and FHLB stock. Pre-approved repurchase agreement availability with major brokers and banks totaled $347.7 million at March 31, 2007, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $22.5 million at March 31, 2007.

Our net cash inflows from operating activities for the three months ended March 31, 2007 were $17.3 million. During the first three months of 2007 the net operating cash inflows were primarily provided by an increase in accrued interest, expenses and other liabilities.

During 2006, asset growth was funded primarily with growth in deposits. The deposit growth was mainly in brokered deposits, which increased $258.9 million during 2006. During 2006, cash inflows from operating activities exceeded cash outflows by $56.3 million.

Our net cash inflows from investing activities for the three months ended March 31, 2007 were $61.4 million, while cash outflows from investing activities for the year 2006 were $137.7 million. The net investing cash inflows experienced during the first quarter of 2007 were mainly due to: a decrease in interest bearing deposits; a decrease in securities purchased under agreements to resell; and prepayments and maturities of investment securities available for sale. The net investing cash outflows experienced in 2006 were primarily due to growth in our loan and lease portfolio.

Our net cash outflows from financing activities for the three months ended March 31, 2007 were $79.1 million, while cash inflows from investing activities for the year 2006 were $86.0 million. During the first three months of 2007 the net financing cash outflows were primarily provided by a decrease in deposits. During 2006, the net financing cash inflows were primarily provided by the net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At March 31, 2007, the Bank had interest rate swap agreements which converted $28.8 million of fixed rate time deposits to variable rate time deposits of which $10.3 million will mature in 2010 and 2013 and $18.5 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year1) and a rate shock (year 2 and beyond) has on margin expectations.

In the March 31, 2007 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and brokered deposits, our primary funding source, from 30 days to approximately 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At March 31, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.7 million, or 2.2% lower than the net interest income in the rates unchanged scenario, and $3.2 million, or 4.2%, lower than the net interest income in the rates unchanged scenario at the March 31, 2007 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $1.9 million, or 2.5% lower than the net interest income in the rates unchanged scenario, and $4.0 million, or 5.3%, lower than the net interest income in the rates unchanged scenario at the March 31, 2007 simulation with a 200 basis point decrease. At March 31, 2007, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $1.4 million, or 1.8%, higher than the net interest income in the rates unchanged scenario, and $2.7 million, or 3.6%, higher than the net interest income in the rate unchanged scenario at the March 31, 2007 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $901,000, or 1.2% higher than the net interest income in the rates unchanged scenario, and $2.0 million, or 2.6%, higher than the net interest income in the rates unchanged scenario at the March 31, 2007 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2007:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At March 31, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$2,727	3.61%
+100 basis points over year 1	1,385	1.84
- 100 basis points over year 1	(1,660)	(2.20)
- 200 basis points over year 1	(3,165)	(4.19)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At March 31, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$1,992	2.64%
+100 basis points over year 2	901	1.19
- 100 basis points over year 2	(1,906)	(2.52)
- 200 basis points over year 2	(3,969)	(5.25)

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2007
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$8,200	$—	$—	$494
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,911	2,753	2,415	12,010
Total	$10,111	$2,753	$2,415	$33,123

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

As of March 31, 2007 and December 31, 2006, we had commitments to extend credit of $325.4 million and $308.5 million, respectively. These commitments included standby letters of credit of $10.0 million and $8.4 million, for March 31, 2007 and December 31, 2006, respectively, and commercial letters of credit of $747,000 and $916,000 for those same periods, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2 - Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A. Risk Factors

None.

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

EUROBANCSHARES, INC.

Date: May 10, 2007	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Chief Financial Officer