Form 10-Q
period 2007-06-30
EUROBANCSHARES INC
filed 2007-08-08
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 6, 2007, was 19,154,534 shares.

EUROBANCSHARES, INC.

PART I -

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$23,429,289	$25,527,489
Interest bearing deposits	35,962,939	49,050,368
Securities purchased under agreements to resell	19,809,166	51,191,323
Investment securities available for sale	471,361,419	535,159,009
Investment securities held to maturity	35,160,209	38,432,820
Other investments	5,260,350	4,329,200
Loans held for sale	1,310,262	879,000
Loans, net of allowance for loan and lease losses
of $20,511,597 in 2007 and $18,936,841 in 2006	1,787,243,680	1,731,022,290
Accrued interest receivable	16,113,716	15,760,852
Customers’ liability on acceptances	467,441	1,561,736
Premises and equipment, net	28,414,142	14,889,456
Other assets	34,408,711	33,116,690
Total assets	2,458,941,324	2,500,920,233
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$130,790,462	$140,321,373
Interest bearing	1,745,949,158	1,765,034,834
Total deposits	1,876,739,620	1,905,356,207

Securities sold under agreements to repurchase	356,239,250	365,664,250
Acceptances outstanding	467,441	1,561,736
Advances from Federal Home Loan Bank	480,965	8,707,420
Notes payable to Statutory Trusts	20,619,000	20,619,000
Accrued interest payable	16,498,723	18,047,074
Accrued expenses and other liabilities	14,561,631	11,086,705
	2,285,606,630	2,331,042,392
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2007 and 2006	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued 20,028,398 shares in 2007 and 19,777,536 shares in 2006;
outstanding: 19,269,545 shares in 2007 and 19,123,821 shares in 2006	200,284	197,775
Capital paid in excess of par value	107,772,561	106,539,383
Retained earnings:
Reserve fund	8,021,828	7,553,381
Undivided profits	62,904,493	59,800,495
Treasury stock, 758,853 shares at cost in 2007 and 653,715 in 2006	(8,363,261)	(7,410,711)
Accumulated other comprehensive loss	(7,964,636)	(7,565,907)
Total stockholders’ equity	173,334,694	169,877,841
Total liabilities and stockholders’ equity	$2,458,941,324	$2,500,920,233

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

For the three and six-month periods ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$36,040,114	$31,794,193	$70,979,604	$61,874,386
Investment securities	6,188,188	7,549,593	12,836,070	14,773,329
Interest bearing deposits, securities purchased
under agreements to resell, and other	721,301	423,355	1,447,671	902,400
Total interest income	42,949,603	39,767,141	85,263,345	77,550,115
Interest expense:
Deposits	20,380,548	16,311,119	40,437,167	31,282,519
Securities sold under agreements to repurchase,
notes payable, and other	5,126,660	6,439,718	10,323,785	11,867,096
Total interest expense	25,507,208	22,750,837	50,760,952	43,149,615
Net interest income	17,442,395	17,016,304	34,502,393	34,400,500
Provision for loan and lease losses	3,594,000	3,390,000	8,873,000	6,780,000
Net interest income after provision
for loan and lease losses	13,848,395	13,626,304	25,629,393	27,620,500
Noninterest income:
Service charges – fees and other	2,533,170	2,011,717	4,787,890	4,072,085
Net (loss) gain on sale of repossessed assets and on
disposition of other assets	(450,321)	453,093	(895,089)	711,747
Gain on sale of loans	49,826	82,012	162,584	129,039
Total noninterest income	2,132,675	2,546,822	4,055,385	4,912,871
Noninterest expense:
Salaries and employee benefits	5,163,004	4,527,928	10,898,174	9,476,252
Occupancy	2,631,039	2,252,984	5,228,473	4,480,857
Professional services	1,007,732	999,190	1,874,592	2,188,020
Insurance	477,602	179,311	929,870	501,078
Promotional	373,950	274,698	750,972	517,055
Other	2,611,727	2,272,709	4,712,797	4,402,131
Total noninterest expense	12,265,054	10,506,820	24,394,878	21,565,393
Income before income taxes	3,716,016	5,666,306	5,289,900	10,967,978
Provision for income taxes	1,088,265	2,386,467	1,348,113	4,421,953
Net income	$2,627,751	$3,279,839	$3,941,787	$6,546,025

Basic earnings per share	$0.13	$0.16	$0.19	$0.32

Diluted earnings per share	$0.12	$0.16	$0.18	$0.31

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the six-months ended June 30, 2007 and 2006

	2007	2006
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value – preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	197,775	195,641
Exercise of stock options	2,509	2,064
Balance at end of period	200,284	197,705
Capital paid in excess of par value – common stock:
Balance at beginning of period	106,539,383	105,508,402
Exercise stock options	1,126,370	833,310
Stock based compensation	106,808	142,193
Balance at end of period	107,772,561	106,483,905
Reserve fund:
Balance at beginning of period	7,553,381	6,449,472
Transfer from undivided profits	468,447	751,726
Balance at end of period	8,021,828	7,201,198
Undivided profits:
Balance at beginning of period	59,800,495	53,637,326
Net income	3,941,787	6,546,025
Preferred stock dividends	(369,342)	(369,342)
Transfer to reserve fund	(468,447)	(751,726)
Balance at end of period	62,904,493	59,062,283
Treasury stock
Balance at beginning of period	(7,410,711)	(1,946,052)
Purchase of common stock	(952,550)	(5,464,659)
Balance at end of period	(8,363,261)	(7,410,711)
Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(7,565,907)	(10,431,650)
Unrealized net loss on investment securities available for sale	(398,729)	(6,701,599)
Balance at end of period	(7,964,636)	(17,133,249)
Total stockholders’ equity	$173,334,694	$159,164,556

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

For the three and six months ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,627,751	$3,279,839	$3,941,787	$6,546,025
Other comprehensive loss, net of tax:
Unrealized net loss on investment securities available for sale	(2,957,433)	(4,964,521)	(398,729)	(6,701,599)
Comprehensive (loss) income	$(329,682)	$(1,684,682)	$3,543,058	$(155,574)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six-months period ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$3,941,787	$6,546,025

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,632,880	2,051,909
Capitalization of interest	(289,350)	—
Provision for loan and lease losses	8,873,000	6,780,000
Stock-based employee compensation	106,807	142,193
Deferred tax benefit	(1,503,218)	(65,974)
Net gain on sale of loans	(162,584)	(129,039)
Net (gain) loss on sale of other real estate, repossessed assets and on disposition of other assets	895,089	(711,747)
Net amortization of premiums and accretion of discount on investment securities	124,935	586,593
Valuation of repossessed assets	759,418	305,700
Decrease in deferred loan origination costs, net	1,747,293	1,018,653
Origination of loans held for sale	(7,515,510)	(4,764,548)
Proceeds from sale of loans held for sale	7,677,818	4,893,587
Increase in accrued interest receivable	(352,864)	(1,282,550)
Net decrease in other assets	2,624,478	4,589,423
Increase in accrued interest payable, accrued expenses, and other liabilities	1,926,574	8,541,456
Net cash provided by operating activities	20,486,553	28,501,681

Cash flows from investing actitivies:

Net decrease in securities purchased under agreements to resell	31,382,157	19,177,927
Net decrease in interest-bearing deposits	13,087,429	20,498,431
Purchases of investment securities available for sale	(5,038,198)	(70,772,326)
Proceeds from principal payments and maturities of investment securities available for sale	68,386,948	70,060,835
Proceeds from principal payments and maturities, and calls of investment securities held to maturity	3,197,137	1,993,779
Purchases of other investments	(5,379,100)	(1,175,400)
Proceeds from principal payments, maturities, and calls of other investments	4,447,200	585,700
Net increase in loans	(71,766,789)	(108,691,820)
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	105,370	355,111
Capital expenditures	(14,545,853)	(3,980,092)
Net cash provided by/(used) in investing activities	23,876,301	(71,947,855)

Cash flows from financing activities:

Net (decrease) increase in deposits	(28,616,587)	8,731,278
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(9,425,000)	39,628,932
Repayment of Federal Home Loan Bank Advances	(8,226,455)	(25,323)
Dividends paid to preferred stockholders	(369,342)	(370,067)
Purchase of common stock	(952,550)	(5,464,659)
Net proceeds from exercise of stock options	1,128,880	835,374
Net cash provided by financing activities	(46,461,054)	43,335,535

Net decrease in cash and cash equivalents	(2,098,200)	(110,639)
Cash and cash equivalents beginning balance	25,527,489	20,993,485
Cash and cash equivalents ending balance	$23,429,289	$20,882,846

Supplemental disclosure of cash flow information:

Cash paid during the period:
Interest	$52,309,303	$38,511,936
Income taxes	2,513,350	999,820

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	18,404,178	23,073,422
Finance of sale of repossessed assets acquired through foreclosure of loans	13,880,334	15,681,121
Change in fair value of available-for-sale securities and cash flow hedges, net of taxes	398,729	6,701,599

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006. The results of operations for the six months period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2007 presentation, related to the adoption of SAB 108 provisions.

2. Recent Accounting Pronouncements

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued on June 2006.  This Interpretation provides guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes”.  This Interpretation revises FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position is recognized as a benefit only if it meet the “more likely than not” test, which is set at 50%, presuming the occurrence of a tax examination. This interpretation is effective for fiscal years beginning after December 15, 2006. During the first quarter of 2007 the Company adopted the provision of FIN No. 48, which did not have an impact on the Company’s financial condition or results of operations.

The Company and its subsidiaries are subject to the Puerto Rico tax law but generally are not subject to US federal income tax. The Company and its subsidiaries are only subject to examination for taxable years beginning after 2002. Prior to adopting FIN 48, the Company had recognized approximately $765,000 in contingent liabilities for uncertain tax positions under the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Upon the adoption of FIN 48, the Company reevaluated this contingency and concluded that it was adequate under FIN 48. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. As of June 30, 2007 the Company had recorded a contingency for uncertain tax position of $771,000, which includes $20,900 of accrued interests.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income before preferred stock dividends	$2,627,751	$3,279,839	$3,941,787	$6,546,025
Preferred stock dividend	(185,691)	(185,691)	(369,342)	(369,342)
Income available to common shareholders	$2,442,060	$3,094,148	$3,572,446	$6,176,683
Weighted average number of common shares
outstanding applicable to basic EPS	19,371,991	19,215,736	19,299,873	19,314,945
Effect of dilutive securities	213,815	450,952	243,678	530,809
Adjusted weighted average number of common
shares outstanding applicable to diluted
earnings per share	19,585,806	19,666,688	19,543,551	19,845,754
Net income per common share:
Basic	$0.13	$0.16	$0.19	$0.32
Diluted	$0.12	$0.16	$0.18	$0.31

Stock options for 254,800 and 187,800 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were antidilutive.

4. Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of June 30, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$3,956,613	$—	$(10,049)	$3,946,564
One through five years	3,561,292	824	(23,346)	3,538,770
Five through ten years	1,840,000	—	(10,396)	1,829,604
Federal Farm Credit Bonds
Less than one year	50,321,726	—	(734,881)	49,586,845
Federal Home Loan Bank notes:
Less than one year	49,953,312	—	(753,812)	49,199,500
One through five years	46,967,135	—	(694,842)	46,272,293
Federal National Mortgage
Association notes:
Less than one year	10,000,000	—	—	10,000,000
US Corporate Note	3,000,000	—	—	3,000,000
Mortgage-backed securities	309,724,764	206,060	(5,942,981)	303,987,843
Total	$479,324,842	$206,884	$(8,170,307)	$471,361,419

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

At June 30, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the six-month period ended June 30, 2007 and 2006, there were no sales of investments securities available for sale.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(64,898)	$7,422,237	$(2,118,637)	$137,636,401	$(2,183,535)	$145,058,638
State and municipal obligations	(40,522)	5,984,478	(3,269)	2,928,345	(43,791)	8,912,823
Mortgage-backed securities	(622,290)	52,209,009	(5,320,691)	221,184,957	(5,942,981)	273,393,966
	$(727,710)	$65,615,724	$(7,442,597)	$361,749,703	$(8,170,307)	$427,365,427

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(71,985)	$7,850,986	$(2,289,410)	$148,329,093	$(2,361,395)	$156,180,079
State and municipal obligations	(10,563)	770,325	(30,307)	2,480,885	(40,870)	3,251,210
Mortgage-backed securities	(243,756)	50,655,419	(5,499,976)	250,971,704	(5,743,732)	301,627,123
	$(326,304)	$59,276,730	$(7,819,693)	$401,781,682	$(8,145,997)	$461,058,412

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

5. Investment Securities Held to Maturity

Investment securities held to maturity as of June 30, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$2,946,506	$–	$(82,537)	$2,863,969
Mortgage-backed securities	32,213,703	–	(799,606)	31,414,097
Total	$35,160,209	$–	$(882,143)	$34,278,066

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$3,164,937	$–	$(93,402)	$3,071,535
Mortgage-backed securities	35,267,883	–	(865,645)	34,402,238
Total	$38,432,820	$–	$(959,047)	$37,473,773

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

At June 30, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the six-month period ended June 30, 2007 and 2006.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31,2006, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(82,537)	$2,863,969	$(82,537)	$2,863,969
Mortgage-backed securities	—	—	(799,606)	31,414,097	(799,606)	31,414,097
	$—	$—	$(882,143)	$34,278,066	$(882,143)	$34,278,066

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(93,402)	$3,071,535	$(93,402)	$3,071,535
Mortgage-backed securities	—	—	(865,645)	34,402,238	(865,645)	34,402,238
	$—	$—	$(959,047)	$37,473,773	$(959,047)	$37,473,773

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

6. Other Investments

Other investments at June 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
FHLB stock, at cost	$4,649,600	$3,717,700
Investment in statutory trusts	610,750	611,500
Other investments	$5,260,350	$4,329,200

7. Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Loans secured by real estate:
Commercial and industrial	$764,038,094	$736,555,175
Construction	165,075,338	126,241,190
Residential mortgage	93,149,571	76,277,339
Consumer	744,296	782,456
	1,023,007,299	939,856,160

Commercial and industrial	299,151,562	297,511,599
Consumer	59,964,784	60,682,410
Lease financing contracts	417,400,116	443,310,627
Overdrafts	6,270,054	5,015,183
	1,805,793,815	1,746,375,979

Deferred loan origination costs, net	3,132,529	4,879,823
Unearned finance charges	(1,171,067)	(1,296,671)
Allowance for loan and lease losses	(20,511,597)	(18,936,841)
Loans, net	$1,787,243,680	$1,731,022,290

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2007 and December 31, 2006:

	2007	2006
Impaired loans with related allowance	$16,850,106	$11,878,000
Impaired loans that did not require allowance	34,715,362	27,319,000
Total impaired loans	$51,565,468	$39,197,000
Allowance for impaired loans	$4,260,630	$2,219,000

As of June 30, 2007 and December 31, 2006, loans in which the accrual of interest has been discontinued amounted to $41,370,965 and $37,254,793, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $2,459,933 and $1,832,000 for six months period ended June 30, 2007 and 2006, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $1,994,932 as of June 30, 2007, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of June 30, 2007, industrial loans with a principal outstanding balance of approximately $1,503,418 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the six month periods ended June 30:

	2007	2006
Balance, beginning of period	$18,936,841	$18,188,130
Provision for loan and lease losses	8,873,000	6,780,000
Loans and leases charged-off	(8,484,548)	(7,804,706)
Recoveries	1,186,304	1,518,926
Balance, end of period	$20,511,597	$18,682,350

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Other Assets

Other assets at June 30, 2007 and December 31, 2006 consist of the following:
	2007	2006
Deferred tax assets, net	$7,764,724	$6,260,855
Merchant credit card items in process of collection	1,339,228	1,854,919
Auto insurance claims receivable on repossessed vehicles	1,330,819	1,864,326
Accounts receivable	747,463	1,146,465
Other real estate, net of valuation allowance of $51,894 at June 30, 2007
and $41,894 at December 31,2006, respectively	4,343,643	3,628,971
Other repossessed assets, net of valuation allowance of $852,809
at June 30, 2007 and $799,104 at December 31,2006, respectively	6,276,759	9,418,811
Net servicing assets	340,334	781,720
Prepaid expenses and deposits	7,748,059	7,772,760
Other	4,517,682	387,863
	$34,408,711	$33,116,690

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the six-month periods ended June 30:

	2007	2006
Balance, beginning of period	$799,104	$1,216,087
Provision for losses	742,290	305,700
Net charge-offs	(688,585)	(385,401)
Balance, end of period	$852,809	$1,136,386

9. Deposits

Total deposits as of June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Non interest bearing deposits	$130,790,462	$140,321,373

Interest bearing deposits:
NOW & Money Market	64,793,326	62,672,648
Savings	142,056,043	156,069,357
Regular CD's & IRAS	89,606,091	95,396,084
Jumbo CD's	225,647,171	224,741,161
Brokered Deposits	1,223,846,527	1,226,155,584
	1,745,949,158	1,765,034,834
Total Deposits	$1,876,739,620	$1,905,356,207

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. Advances from Federal Home Loan Bank

At June 30, 2007, the Company owes an advance to the FHLB as follows:

Maturity	Interest rate	2007
2014	4.38%	480,965
		$480,965

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the six months period ended June 30, 2007 and 2006 amounted to approximately $205,000 and $741,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of June 30, 2007 our borrowing potential of advances based on the collateral pledged at the FHLB was approximately $41.1 million.

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

As of June 30, 2007 and December 31, 2006, the Company had the following derivative financial instruments outstanding:

	2007		2006
	Notional		Notional
	amount	Fair value	amount	Fair value
Libor-Rate interest rate swaps	$30,800,000	$(1,652,721)	$30,800,000	$(1,236,093)
	$30,800,000	$(1,652,721)	$30,800,000	$(1,236,093)

At June 30, 2007, the Bank had interest rate swap agreements, designated as fair value hedges, which converted $28,816,000 million of fixed rate time deposit to variable rate time deposits of which $10,336,000 million will mature between 2010 and 2013 and $18,480,000 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps.

During the quarters ended June 30, 2007 and 2006, the net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On December 18, 2006 the Company redeemed $25,774,000 of floating rate junior subordinated deferrable interest debentures at an annual rate equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%, which were issued on December 18, 2001.

Interest expense on notes payable to statutory trusts amounted to approximately $865,349 and $1,917,000 for the six months ended June 30, 2007 and 2006, respectively.

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

14. Stock Transactions

On May 2007 the board of directors approved a stock repurchase program. Under the terms of the stock repurchase program, the Company is authorized to purchase shares of its common stock for an aggregate purchase prices of up to $2.5 million in open market purchases, block trades and privately negotiated transactions over a period of one year. As of August 6, 2007, the Company had purchased 224,149 shares under the stock repurchase program.

In February 2007, the Company issued 250,862 shares of common stock , through stock options exercised at $4.50 per share.

As of December 31, 2006, the Company had purchased 652,027 shares under the stock repurchase program approved by the board of directors in October 2005. Under the terms of the stock repurchase program, the Company was authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year, which expired in October 2006.

15. Regulatory Matters

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
(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of June 30, 2007 and December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 are also presented in the table.

At June 30, 2007 and December 31, 2006, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2007
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$159,438	8.00%	$222,156	11.15%	N/A
Eurobank	159,429	8.00%	203,626	10.22%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	79,719	4.00%	201,265	10.10%	N/A
Eurobank	79,715	4.00%	182,735	9.17%	>6.00%
Tier I Capital (to average assets):
Consolidated	97,640	4.00%	201,265	8.25%	N/A
Eurobank	97,610	4.00%	182,735	7.49%	>5.00%

	2006
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$154,038	8.00%	$216,673	11.25%	N/A
Eurobank	154,045	8.00%	198,179	10.29%	>10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	77,019	4.00%	197,366	10.25%	N/A
Eurobank	77,023	4.00%	178,871	9.29%	>6.00%
Tier I Capital (to average assets):
Consolidated	99,679	4.00%	197,366	7.92%	N/A
Eurobank	99,637	4.00%	178,871	7.18%	>5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the six months ended June 30, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•	adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends on common stock;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we could be negatively impacted by downturns in the Puerto Rican economy;

•	the proportion of core and non-core funding contrast sharply with that of the mainland and in recent quarters contributed to a sharp increase in funding costs; and

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of June 30, 2007, we had, on a consolidated basis, total assets of $2.5 billion, net loans of $1.8 billion, total deposits of $1.9 billion, and stockholders’ equity of $173.3 million. In March and June 2007, we opened two new branches, one in Fajardo and another in Cayey, Puerto Rico, respectively, bringing up our network as of June 30, 2007 to 25 branch offices located throughout the Island.

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

Key Performance Indicators at June 30, 2007

We believe the following were key indicators of our performance and results of operations through the second quarter of 2007:

•	our total assets decreased to $2.459 billion, or by 3.36% on an annualized basis, at the end of the second quarter of 2007, from $2.501 billion at the end of 2006;

•	our net loans grew to $1.789 billion at the end of the second quarter of 2007, representing an increase of 6.54% on an annualized basis, from $1.732 billion at the end of 2006;

•	our total deposits decreased to $1.877 billion, or by 3.00% on an annualized basis, at the end of the second quarter of 2007, from $1.905 billion at the end of 2006;

•	our nonperforming assets decreased to $62.4 million, or by 2.07% on an annualized basis, at the end of the second quarter of 2007, from $63.0 million at the end of 2006;

•	our total revenue grew to $45.1 million in the second quarter of 2007, representing an increase of 6.54%, from $42.3 million in the same period of 2006;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.92% and 2.38% for the second quarter of 2007, respectively, compared to 2.99% and 2.50%, respectively, for the same period in 2006;

•	our provision for loan and lease losses grew to $3.6 million in the second quarter of 2007, representing an increase of 6.02%, from $3.4 million in the same period of 2006;

•	our total noninterest expense grew to $12.3 million in the second quarter of 2007, representing an increase of 16.73%, from $10.5 million in the same period of 2006; and

•	our effective tax rate decreased to 29.29% in the second quarter of 2007, from 42.12% in the same period of 2006.

These items, as well as other factors, resulted in a net income of $2.6 million for the second quarter of 2007, compared to $3.3 million for the same period in 2006, or $0.12 per common share for the second quarter of 2007, compared to $0.16 per common share for the same period in 2006, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable losses that may be incurred in our loan and lease portfolio. The allowance for loan and lease losses amounted to $20.5 million, $18.9 million and $18.7 million as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Losses charged to the allowance amounted to $8.5 million for the six months ended June 30, 2007, compared to $7.8 million for the same period in 2006. Recoveries were credited to the allowance in the amounts of $1.2 million and $1.5 million for the same periods, respectively.

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

Our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114. For non-classified loans, the estimated allowance is based on historical loss experiences, which on an annual basis, are adjusted for changes in trends and conditions. In addition, in evaluating the adequacy of the allowance for loan and lease losses, management also considers the probable effect that current internal and external environmental factors could have on the historical loss factors. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

With the exception of the commercial and construction loan pools and residential mortgages with a 60% or lower loan-to-value, loans that are more than 90 days delinquent result in an additional allowance. When commercial and construction loans become 90 days delinquent, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the review results, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $4.3 million, $3.6 million, and $2.7 million as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Other repossessed assets amounted to $6.3 million, $9.4 million and $10.4 million as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles for the second quarter and first six months of 2007 was 10.6% and 9.5%, respectively, compared to 5.6% and 2.3% for the same periods in 2006. This increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles in an attempt to expedite the disposition of slow moving inventory. This strategy resulted in an increase of approximately 124% and 127% in the number of repossessed vehicles in inventory over six months that were sold during the second quarter and first six months of 2007, respectively, when compared to the same periods in 2006. During the second quarter and first six months of 2007, we sold 103 and 250 units in inventory over six months, respectively, compared to 46 and 110 units in inventory over six months sold during the same periods in 2006.

For the second quarter and first six months of 2006, the total gain on sale of repossessed equipment was $26,000 and $32,000, respectively. During the first six months of 2007, the total loss on sale of repossessed equipment was $19,000. We did not sell any repossessed equipment during the second quarter of 2007.

For the second quarter and first six months of 2007, the total loss on sale of repossessed boats was $110,000 and $177,000, respectively, compared to $26,000 and $226,000 for the same periods in 2006. The boat financing portfolio amounted to $37.1 million and $38.6 million as of June 30, 2007 and 2006, respectively.

During the second quarter of 2007, one OREO property was sold resulting in a loss of $20,500, compared to three OREO properties and four OREO properties sold during the second quarter and first six months of 2006, respectively, which resulted in no loss for the Company.

Results of Operations for the Quarter and Six Months Ended June 30, 2007

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income increased by 2.50%, or $426,000, and by 0.30%, or $102,000, to $17.4 million and $34.5 million in the second quarter and first six months of 2007, respectively, from $17.0 million and $34.4 for the same periods in 2006. This increase resulted from the net effect of a net increase in volumes and a decrease in rates as shown on table on page 24.

 Total interest income increased by 8.00% and 9.95% to $42.9 million and $85.3 million for the second quarter and first six months of 2007, respectively, compared to $39.8 million and $77.6 million for the same periods in 2006. This increase was due to a combination of increases in average interest-earning assets and increased yields resulting from higher interest rates. Our average interest-earning assets increased by $4.0 million, or by 0.17%, and by $41.3 million, or by 1.79%, to $2.337 billion and $2.347 billion in the second quarter and first six months of 2007, respectively, from $2.333 billion and $2.306 billion for the same periods in 2006. Average net loans increased by $138.3 million, or by 8.54%, and by $150.0 million, or by 9.38%, to $1.758 billion and $1.748 billion in the second quarter and first six months of 2007, respectively, from $1.619 billion and $1.598 billion for the same periods in 2006. The yield on average interest-earning assets for the second quarter and first six months of 2007 increased to 7.84% and 7.77%, respectively, from 7.47% and 7.36% for the same periods in 2006. Total interest expense increased by 12.12% and 17.64% to $25.5 million and $50.8 million in the second quarter and first six months of 2007, respectively, from $22.8 million and $43.1 million in the same periods of 2006. This increase resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds mainly on brokered deposits, jumbo deposits, and other borrowings. Average interest-bearing liabilities increased by 0.30% and 2.11% to $2.107 billion and $2.113 billion in the second quarter and first six months of 2007, respectively, from $2.101 billion and $2.069 billion for the same periods in 2006. The rate we paid on average interest-bearing liabilities for the second quarter and first six months of 2007 increased to 5.46% and 5.40%, respectively, from 4.97% and 4.78% for the same periods in 2006.

Net interest margin and net interest spread on a fully taxable equivalent basis decreased to 2.92% and 2.38%, respectively, for the second quarter of 2007, compared to 2.99% and 2.50% for the same period in 2006. For the first six months of 2007, the net interest margin and net interest spread on a fully taxable equivalent basis decreased to 2.91% and 2.37%, respectively, compared to 3.07% and 2.58% for the same period in 2006. The declines in margin and spread were primarily caused by the increase in the average cost of interest bearing liabilities as a result of: (i) the rising short-term interest rates and the flat yield curve, which caused short-term borrowing costs to increase at a faster rate than the yield on earning assets; and (ii) the increase in average deposits, which has been comprised substantially of brokered deposits and higher rate time deposits driven by the extremely competitive local operating environment.

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

	Three Months Ended June 30,
	2007			2006(8)
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,757,684	$36,040	8.29%	$1,619,426	$31,794	7.95%
Securities of U.S. government agencies(3)	468,947	5,457	6.47	618,125	6,923	6.43
Other investment securities(3)	48,134	622	7.18	43,829	518	6.70
Puerto Rico government obligations(3)	9,492	109	6.38	10,076	109	6.21
Securities purchased under agreements to resell and federal funds sold	27,283	385	6.66	36,642	365	5.61
Interest-earning deposits	25,272	336	5.32	4,741	58	4.89
Total interest-earning assets	$2,336,812	$42,949	7.84%	$2,332,839	$39,767	7.47%
Total noninterest-earning assets	98,543			80,965
TOTAL ASSETS	$2,435,355			$2,413,804

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$17,065	$114	2.69%	$26,931	$152	2.28%
NOW deposits	51,125	317	2.49	48,657	278	2.29
Savings deposits	144,294	913	2.53	193,297	1,136	2.35
Time certificates of deposit in denominations of $100,000 or more(4)	1,419,774	18,054	5.52	1,205,739	13,672	4.92
Other time deposits	90,607	982	4.34	119,189	1,073	3.61
Other borrowings	383,981	5,127	7.10	506,820	6,440	6.81
Total interest-bearing liabilities	$2,106,846	$25,507	5.46%	$2,100,633	$22,751	4.97%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,520			126,922
Other liabilities	34,308			24,858
Total noninterest-bearing liabilities	153,828			151,780
STOCKHOLDERS’ EQUITY	174,681			161,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,435,355			$2,413,804
Net interest income(5)		$17,442			$17,016
Net interest spread(6)			2.38%			2.50%
Net interest margin(7)			2.92%			2.99%

(1)	Yield and expense is calculated on a fully taxable equivalent basis assuming a 39% and 43.5% tax rate for the quarters ended June 30, 2007 and 2006, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan fees were approximately $281,000 and $612,000 for the second quarters ended June 30, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2007 and 2006 was $41.4 million and $31.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)
For the quarter ended June 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $183,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $183,000, our net interest margin and spread on a fully taxable basis for the quarter ended June 30, 2007 would have been 2.89% and 2.35%, respectively.

(5)	Net interest income on a tax equivalent basis was $17.1 million and $17.5 million for the first quarters ended June 30, 2007 and 2006, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(8)	Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable period in 2006.

	Six Months Ended June 30,
	2007			2006(8)
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,748,051	$70,980	8.21%	$1,598,100	$61,874	7.83%
Securities of U.S. government agencies(3)	489,347	11,379	6.46	614,252	13,545	6.33
Other investment securities(3)	47,013	1,238	7.32	44,033	1,042	6.71
Puerto Rico government obligations(3)	9,516	218	6.37	8,954	187	5.99
Securities purchased under agreements to resell and federal funds sold	32,558	899	6.33	35,465	767	5.54
Interest-earning deposits	20,850	549	5.27	5,234	135	5.16
Total interest-earning assets	$2,347,335	$85,263	7.77%	$2,306,038	$77,550	7.36%
Total noninterest-earning assets	95,897			77,751
TOTAL ASSETS	$2,443,232			$2,383,789

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$17,854	$231	2.61%	$28,879	$317	2.21%
NOW deposits	47,633	558	2.35	45,169	484	2.15
Savings deposits	148,277	1,849	2.50	203,820	2,377	2.33
Time certificates of deposit in denominations of $100,000 or more(4)	1,418,186	35,830	5.47	1,186,726	26,005	4.78
Other time deposits	92,632	1,969	4.26	120,985	2,100	3.48
Other borrowings	388,602	10,324	7.05	483,914	11,867	6.56
Total interest-bearing liabilities	$2,113,184	$50,761	5.40%	$2,069,493	$43,150	4.78%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	121,257			129,111
Other liabilities	35,602			21,886
Total noninterest-bearing liabilities	156,859			150,997
STOCKHOLDERS’ EQUITY	173,189			163,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,443,232			$2,383,789
Net interest income(5)		$34,502			$34,400
Net interest spread(6)			2.37%			2.58%
Net interest margin(7)			2.91%			3.07%

(1)	Yield and expense is calculated on a fully taxable equivalent basis assuming a 39% and 43.5% tax rate for the six months ended June 30, 2007 and 2006, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan fees were approximately $621,000 and $1.2 million for the six month periods ended June 30, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2007 and 2006 was $41.4 million and $31.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)
For the six months ended June 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $289,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $289,000, our net interest margin and spread on a fully taxable basis for the six months ended June 30, 2007 would have been 2.88% and 2.34%, respectively.

(5)	Net interest income on a tax equivalent basis was $34.1 million and $35.4 million for the six months ended June 30, 2007 and 2006, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(8)	Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable period in 2006.

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

	Three Months Ended June 30, 2007 Over 2006(2) Increases/(Decreases) Due to Change in			Six Months Ended June 30, 2007 Over 2006(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$2,714	$1,532	$4,246	$5,806	$3,300	$9,106
Securities of U.S. government agencies	(1,671)	205	(1,466)	(2,754)	588	(2,166)
Other investment securities	51	53	104	71	125	196
Puerto Rico government obligations	(6)	6	-	12	19	31
Securities purchased under agreements to resell and federal funds sold	(93)	113	20	(63)	195	132
Interest-earning time deposits	251	27	278	403	11	414

Total interest-earning assets	$1,246	$1,936	$3,182	$3,475	$4,238	$7,713

INTEREST PAID ON:
Money market deposits	$(56)	$18	$(38)	$(121)	$35	$(86)
NOW deposits	14	25	39	26	48	74
Savings deposits	(288)	65	(223)	(648)	120	(528)
Time certificates of deposit in denominations of $100,000 or more	2,427	1,955	4,382	5,072	4,753	9,825
Other time deposits	(257)	166	(91)	(492)	361	(131)
Other borrowings	(1,561)	248	(1,313)	(2,337)	794	(1,543)

Total interest-bearing liabilities	$279	$2,477	$2,756	$1,500	$6,111	$7,611

Net interest income	$967	($541)	$426	$1,975	($1,873)	$102

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan fees were approximately $281,000 and $621,000 for the quarter and six months ended June 30, 2007, respectively, compared to $612,000 and $1.2 million for the same periods in 2006. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2007 and 2006 was $41.4 million and $31.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)	Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable periods in 2006.

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

In the second quarter and first six months of 2007, our provision for loan and lease losses increased to $3.6 million and $8.9 million, respectively, from $3.4 million and $6.8 million for the same periods in 2006. For the second quarter and first six months of 2007, the provision for loan and lease losses as a percentage of net charge-offs was 104.60% and 121.58%, respectively, compared to 108.72% and 107.86% for the same periods in 2006. The increase in our provision for loan and lease losses during the first six months of 2007 resulted, primarily, from the net losses experienced, mainly in our leasing portfolio, combined with the growth of our loan portfolio. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,533	118.8%	$2,012	79.0%
Gain on sale of loans , net	50	2.3	82	3.2
(Loss) gain on sale of repossessed assets and on disposition of other assets, net	(450)	(21.1)	453	17.8

Total noninterest income	$2,133	100.0%	$2,547	100.0%

	Six Months Ended June 30,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$4,788	118.1%	$4,072	82.9%
Gain on sale of loans , net	162	4.0	129	2.6
(Loss) gain on sale of repossessed assets and on disposition of other assets, net	(895)	(22.1)	712	14.5

Total noninterest income	$4,055	100.0%	$4,913	100.0%

Our total noninterest income for the second quarter and first six months of 2007 was $2.1 million and $4.1 million, respectively, compared to $2.5 million and $4.9 for the same periods in 2006. For the second quarter and first six months of 2007, noninterest income represented approximately 0.09% and 0.17% of average assets, respectively, compared to 0.11% and 0.21% for the same periods in 2006.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.5 million and $4.8 million in the quarter and six months ended June 30, 2007, respectively, from $2.0 million and $4.1 million for the same periods in 2006. This increase was primarily due to an increase in non-sufficient fund charges on deposit accounts, commission income, other fees on loan accounts, and the reversal during the second quarter of 2007 of approximately $166,000 related to expired recourse liabilities on lease financing contracts serviced for others.

During second quarter and first six months of 2007, we experienced a net loss on sale of repossessed assets of $450,000 and $895,000, respectively, compared to a net gain of $453,000 and $712,000 during the same periods in 2006. This mainly resulted from our strategy of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of slow moving inventory, as previously explained.

For the second quarter and first six months of 2007, gain on sale of loans was $50,000 and $162,000, respectively, compared to $82,000 and $129,000 for the same periods in 2006. This source of noninterest income was derived from the sale of mortgage loans. During the second quarter and first six months of 2007, we sold $2.7 million and $7.6 million in mortgage loans to other financial institutions, respectively, compared to $3.6 million and $4.9 for the same periods in 2006. We did not retain the servicing rights on these mortgage loans and we accounted for these transactions as sales.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2007		2006(1)
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,163	42.1%	$4,528	43.2%
Occupancy and equipment	2,631	21.5	2,253	21.4
Professional services, including directors’ fees	1,008	8.2	999	9.5
Office supplies	371	3.0	370	3.5
Other real estate owned and other repossessed assets expenses	755	6.2	540	5.1
Promotion and advertising	374	3.0	275	2.6
Lease expenses	143	1.2	118	1.1
Insurance	478	3.9	179	1.7
Municipal and other taxes	422	3.4	409	3.9
Commissions and service fees credit and debit cards	364	3.0	343	3.3
Other noninterest expense	556	4.5	493	4.7
Total noninterest expense	$12,265	100.0%	$10,507	100.0%

(1)	Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable periods in 2006.

	Six Months Ended June 30,
	2007		2006(1)
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$10,898	44.7%	$9,476	44.0%
Occupancy and equipment	5,228	21.4	4,481	20.8
Professional services, including directors’ fees	1,875	7.7	2,188	10.1
Office supplies	700	2.9	693	3.2
Other real estate owned and other repossessed assets expenses	1,200	4.9	730	3.4
Promotion and advertising	751	3.1	517	2.4
Lease expenses	280	1.1	321	1.5
Insurance	930	3.8	501	2.3
Municipal and other taxes	842	3.5	817	3.8
Commissions and service fees credit and debit cards	713	2.9	679	3.1
Other noninterest expense	978	4.0	1,162	5.4
Total noninterest expense	$24,395	100.0%	$21,565	100.0%

(1)	Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable periods in 2006.

Our total noninterest expense increased to $12.3 million and $24.4 million in the second quarter and first six months of 2007, respectively, compared to $10.5 million and $21.6 million for the same periods in 2006. This represents an increase of 16.73% and 13.12% in noninterest expense for the same periods, respectively. This increase can be attributed mainly to increases in personnel and occupancy expenses. Noninterest expenses as a percentage of average assets changed to 0.50% and 1.00% in the second quarter and first six months of 2007, respectively, compared to 0.44% and 0.90% for the same periods in 2006. Our efficiency ratio was 63.92% and 63.95% in the second quarter and first six months of 2007, respectively, compared to 52.47% and 53.46% for the same periods in 2006. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.2 million and $10.9 million for the second quarter and first six months of 2007, respectively, compared to $4.5 million and $9.5 million for the same periods in 2006, representing an increase of 14.02% and 15.01% for the comparable periods, respectively. This increase in salaries and employee benefits resulted from the increases in personnel, primarily in our residential mortgage and trust operations, the expansion of our branch network, and normal salary increases and related employees’ benefits. As of June 30, 2007, we had 518 full-time equivalent employees, compared with 498 full-time equivalent employees as of June 30, 2006. Our volume of assets per employee was $4.7 million as of June 30, 2007, compared to $4.9 million for the same period in 2006.

Occupancy and equipment expenses totaled $2.6 million and $5.2 million for the second quarter and first six months of 2007, respectively, compared to $2.3 million and $4.5 million for the same periods in 2006, representing an increase of 16.78% and 16.67% for the comparable periods, respectively. This increase was mainly attributable to increased rent, equipment maintenance, property tax expenses, and data and security services related, in part, to the expansion of our branch network.

Professional and directors’ fees were $1.0 million and $1.9 million, or 8.2% and 7.7% of total noninterest expenses, for the second quarter and first six months of 2007, respectively, compared to $999,000 and $2.2 million, or 9.5% and 10.1% of total noninterest expenses, for the same periods in 2006. The decrease during the first six months of 2007 was mainly attributable to the additional expenses of $300,000 billed by our former external auditor during the first quarter of 2006.

Our expenses related to OREO and repossessed assets were $755,000 and $1.2 million, or 6.2% and 4.9% of total noninterest expenses, for the second quarter and first six months of 2007, respectively, compared to $540,000 and $730,000, or 5.1% and 3.4% of total noninterest expenses, for the same periods in 2006. This increase was attributable to an increase in the valuation allowance of repossessed vehicles in inventory over six months in an effort to expedite their disposition in the future. Repossessed assets are initially recorded at the lower of net realizable value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at net realizable value. Any subsequent decline in the net realizable value is charged to current operations.

Promotion and advertising increased to $374,000 and $751,000 for the second quarter and first six months of 2007, respectively, from $275,000 and $517,000 for the same periods in 2006. This increase was mainly attributable to an advertising campaign, primarily related to our mortgage loan department, to take advantage of opportunities on the Island.

Insurance expenses were $478,000 and $930,000, or 3.9% and 3.8% of total noninterest expenses, for the second quarter and first six months of 2007, respectively, compared to $179,000 and $501,000, or 1.7% and 2.3% of total noninterest expense, for the same periods in 2006. This increase was mainly attributable to the FDIC’s new insurance premium assessment, which commenced in January 2007.

Other noninterest expenses were $556,000 and $978,000 for the second quarter and first six months of 2007, respectively, compared to $493,000 and $1.2 million for the same periods in 2006. Other noninterest expenses are mainly comprised of loan processing and other miscellaneous expenses.

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

For the quarter and six month period ended June 30, 2007, we recorded an income tax expense of $1.1 million and $1.3 million, respectively, compared to $2.4 million and $4.4 million for the same periods in 2006. Our income tax provision is lower than a provision based on the statutory tax rate applicable to the Company, which is 39.0%, because of tax exempt income and expense. For the second quarter and first six months of 2007, the income before taxes decreased by 34.42% to $3.7 million and by 51.77% to $5.3 million, respectively, from $5.7 million and $11.0 million for the same periods in 2006. Also, our current income tax expense decreased by 49.69% to $1.5 million and by 38.05% to $2.9 million, from $3.1 million and $4.6 million for the same periods, respectively. This decrease in our current income tax expense was mainly due to the net effect of: (i) a reduction in our income before taxes, (ii) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions; (iii) the termination on December 31, 2006 of the additional transitory taxes of 4.5% imposed by the Puerto Rico Legislature in 2006; and (iv) an increase in the net exempt income during 2007.

For the second quarter and first six months of 2007, we had a deferred tax benefit of $451,000 and $1.5 million, respectively, compared to a deferred tax benefit of $655,000 and $66,000 for the same periods in 2006. The increase in the benefit for the six month period ended June 30, 2007 was mainly due to the combined effect of: (i) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions, as previously mentioned; and (ii) an increase in deferred tax assets, primarily due to the increase in the allowance for loan and lease losses as of June 30, 2007. As of June 30, 2007, we had net deferred tax assets of $7.8 million, compared to $6.3 million and $5.1 million as of December 31, 2006 and June 30, 2006, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at June 30, 2007 will be realized.

Financial Condition

Our total assets as of June 30, 2007 were $2.459 billion, compared to $2.501 billion as of December 31, 2006. The $42.0 million decrease in our total assets during the first six months of 2007 was primarily due to the net effect of: (i) a $13.1 million decrease in interest bearing deposits; (ii) a $31.4 million decrease in securities purchased under agreements to resell; (iii) a $66.1 million decrease in the investment securities portfolio; (iv) a $56.7 million increase in net loans; and (v) a $13.5 million increase in premises and equipment, mainly from the acquisition of land and an office building to serve as our new headquarters.

Our total deposits decreased by $28.6 million, or by 3.0% on an annualized basis, to $1.877 billion as of June 30, 2007, compared to $1.905 billion as of December 31, 2006. The decrease in deposits during the first six months of 2007 was mainly concentrated in savings accounts and other time deposits in denominations of less than $100,000, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings decreased to $377.3 million as of June 30, 2007, from $395.0 million as of December 31, 2006. This change in other borrowings was mainly concentrated in the securities sold under agreements to repurchase and notes payable to the Federal Home Loan Bank.

As of June 30, 2007, our stockholders’ equity was $173.3 million, compared to $169.9 million as of December 31, 2006. In addition to earnings from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $8.0 million and $7.6 million as of June 30, 2007 and December 31, 2006, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2007, we had $36.0 million in interest-bearing deposits in other financial institutions, compared to $49.1 million as of December 31, 2006. Also, we had $19.8 million and $51.2 million in purchased securities under agreements to resell as of June 30, 2007 and December 31, 2006, respectively. This reduction in interest-bearing deposits and short-term investments was mainly related to the increase in the loan portfolio. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.91% and 5.46% for the six month period ended June 30, 2007 and the year 2006, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2007:
U.S. government agencies obligations	$157,242	$155,059	$2,947	$2,864	$—	$—	$160,189	$157,923
Collateralized mortgage obligations	267,683	262,514	27,217	26,636	—	—	294,900	289,150
Mortgage-backed securities	42,042	41,473	4,996	4,778	—	—	47,038	46,251
State and municipal obligations	9,358	9,315	—	—	—	—	9,358	9,315
US Corporate Notes	3,000	3,000	—	—	—	—	3,000	3,000
Other investments	—	—	—	—	5,261	5,261	5,261	5,261
Total	$479,325	$471,361	$35,160	$34,278	$5,261	$5,261	$519,746	$510,900
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,334
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
State and municipal obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962

During the first six months of 2007, the investment portfolio decreased by approximately $66.1 million to $511.8 million as of June 30, 2007, from $577.9 million as of December 31, 2006. The change from December 31, 2006 was due to the net effect of:

•        prepayments of approximately $50.5 million on mortgage-backed securities and FHLB obligations;

•        the maturity of $21.0 million in US government agencies obligations and Puerto Rico government obligations;

•        a net premium amortization of $104,000;

•        the purchase of $5.0 million in corporate obligations and mortgage-backed securities;

•        a net increase of $932,000 in FHLB stocks, and

•        a decrease of $399,000 million in the unrealized net loss on investment securities available for sale.

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with maturities or estimated maturities between 1½ to 4 years.  During the first half of 2006, we saw higher interest in the short term of the curve and, in order to improve the average yield while maintaining a short estimated average life, we reinvested a portion of the cash flows generated by the investment portfolio at higher yields and for maturities or estimated maturities from 2 years to 7 years.  In addition, during the fourth quarter of 2006, we sold approximately $50.1 million of FHLB and mortgage-backed securities available for sale with an average yield of 3.64%.  For the quarter ended June 30, 2007, after the above-mentioned transactions, the estimated average maturity was approximately 3.0 years and the average yield was approximately 4.70%, compared to an estimated average maturity of 2.8 years and an average yield of 4.70% for the quarter ended March 31, 2007 and an estimated average maturity of 3.2 years and an average yield of 4.64% for the quarter ended December 31, 2006.  As of June 30, 2007, investment securities having a carrying value of approximately $457.4 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Six Months Ended June 30, 2007
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$137,831	4.65%	$17,228	4.86%	$—	—%	$—	—%	$155,059	4.67%
Mortgage-backed securities(3)	7,181	4.02	27,187	4.80	1,705	5.77	5,400	4.62	41,473	4.68
Collateral mortgage obligations(3)	33,470	4.11	212,180	4.77	16,864	5.11	—	—	262,514	4.70
State & political subdivisions	3,947	4.42	5,368	4.73	—	—	—	—	9,315	4.60
Other debt securities	3,000	7.16	—	—	—	—	—		3,000	7.16
Total investments available-for-sale	$185,429	4.56%	$261,963	4.78%	$18,569	5.17%	$5,400	4.62%	$471,361	4.71%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$2,947	3.95%	$—	—%	$—	—%	$2,947	3.95%
Mortgage-backed securities(3)	—	—	4,996	4.94	—	—	—	—	4,996	4.94
Collateral mortgage obligations(3)	9,411	3.81	8,935	4.48	8,871	5.56	—	—	27,217	4.60
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$9,411	3.81%	$16,878	4.52%	$8,871	5.56%	$—	—%	$35,160	4.59%

Other Investments:
FHLB stock	$4,650	7.50%	—	—%	—	—%	—	—%	$4,650	7.50%
Investment in statutory trust	—	—	—	—	—	—	611	8.61	611	8.61
Total other investments	$4,650	7.50%	$—	—%	$—	—%	$611	8.61%	$5,261	7.63%
Total investments	$199,490	4.60%	$278,841	4.76%	$27,440	5.30%	$6,011	5.03%	$511,782	4.73%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.10% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

(4)
Represents the present value of the expected future cash flows of each instrument discounted at the estimated market rate offered by other instruments that are currently being traded in the market with similar credit quality, expected maturity and cash flows. For other investments, it represents the last dividend received.

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of June 30, 2007, our investment in other earning assets included $4.7 million in FHLB stock and $611,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2007	2006
	(In thousands)
Statutory trusts	$611	$611
FHLB stock	4,650	3,718
Total	$5,261	$4,329

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.3 million and $879,000 as of June 30, 2007 and December 31, 2006, respectively:

	As of June 30,	As of December 31,
	2007	2006
	(In thousands)
Real estate secured	$857,932	$813,615
Leases	417,400	443,311
Other commercial and industrial	299,152	297,512
Consumer	59,965	60,682
Real estate - construction	165,075	126,241
Other loans	6,270	5,015
Gross loans and leases	$1,805,794	$1,746,376
Plus: Deferred loan costs, net	3,133	4,880
Total loans, including deferred loan costs, net	$1,808,927	$1,751,256
Less: Unearned income	(1,171)	(1,297)
Total loans, net of unearned income	$1,807,756	$1,749,959
Less: Allowance for loan and lease losses	(20,512)	(18,937)
Loans, net	$1,787,244	$1,731,022

As of June 30, 2007 and December 31, 2006, our total loans and leases, net of unearned income, were $1.808 billion and $1.750 billion, respectively. The $57.8 million increase in our loan and lease portfolio during the six months ended June 30, 2007 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 73.6% as of June 30, 2007, from 70.0% as of December 31, 2006.

Real estate secured loans, the largest component of our loan and lease portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate, excluding construction loans secured by real estate, equaled $857.9 million and $813.6 million as of June 30, 2007 and December 31, 2006, respectively. Our portfolio of real estate loans has increased as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of gross loans and leases increased to 47.51% as of June 30, 2007, from 46.59% at the end of fiscal year 2006.

Lease financing contracts, the second largest component of our loan and lease portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last three years, we have deemphasized equipment leasing and focused on automobile leasing. For the first six months of 2007, approximately 58.15% of our lease financing contracts were for new automobiles, approximately 38.81% were for used automobiles and the remaining 3.04% consisted primarily of construction and medical equipment leases. Our portfolio of lease financing contracts decreased to $417.4 million as of June 30, 2007, from $443.3 million as of December 31, 2006. Lease financing contracts, as a percentage of gross loans and leases were 23.11% as of June 30, 2007 and 25.38% as of the end of 2006. This decrease in our lease portfolio resulted from the proactive actions we continued taking during the first six months of 2007 to tightening our underwriting standards, enhance our collections efforts and strategically pare back our automobile leasing operations in an attempt to reduce possible future losses.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first six months of 2007, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans. Other commercial and industrial loans increased to $299.2 million as of June 30, 2007, from $297.5 million as of December 31, 2006. This increase was net of a $11.2 million prepayment of various loans in a commercial business relationship, which were canceled during the first quarter of 2007 with funds from certificates of deposits the customer had on deposit with our banking subsidiary. Other commercial and industrial loans as a percentage of gross loans and leases were 16.57% and 17.04% as of June 30, 2007 and December 31, 2006, respectively.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $60.0 million as of June 30, 2007, from $60.7 million as of December 31, 2006. Consumer loans as a percentage of gross loans and leases were 3.32% and 3.47% as of June 30, 2007 and December 31, 2006, respectively. Consumer loans as of June 30, 2007 and December 31, 2006 included a boat portfolio of $37.1 million and $37.4 million, respectively; $14.0 million and $13.8 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.0 million and $9.5 million, respectively.

Construction loans secured by real estate totaled $165.1 million and $126.2 million as of June 30, 2007 and December 31, 2006, respectively. Construction loans as a percentage of gross loans and leases were 9.14% and 7.23% for the same periods, respectively. During the first six months of 2007, the increase in construction loans secured by real estate resulted from our organic growth, which was, in part, comprised of loans for land development and the construction of commercial real estate property, but primarily of loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.3 million, as of June 30, 2007, excluding non-accrual loans amounting to $41.4 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2007
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$208,334	$391	$189	$546	$2,480	$211,940
Real estate — secured	234,707	138,424	239,612	145,305	22,781	780,829
Other commercial and industrial	222,799	20,748	36,489	2,269	13,639	295,944
Consumer	12,236	11,479	1,218	33,880	315	59,128
Leases	12,650	367,933	-	33,471	-	414,054
Other loans	5,800	-	-	-	-	5,800
Total	$696,526	$538,975	$277,508	$215,471	$39,215	$1,767,695

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $497.0 million as of June 30, 2007.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of June 30,	As of December 31,
	2007	2006
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$10,382	$12,723
Nonaccrual loans	41,371	37,255
Total nonperforming loans	51,753	49,978
Other real estate owned	4,344	3,629
Other repossessed assets	6,277	9,419
Total nonperforming assets	$62,374	$63,026
Nonperforming loans to total loans and leases	2.86%	2.85%
Nonperforming assets to total loans and leases plus repossessed property	3.43	3.57
Nonperforming assets to total assets	2.54	2.52

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

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans and leases is accounted for on a cash basis or cost recovery method, until qualifying for return to accrual status.

Nonperforming loans to total loans slightly increased to 2.86% as of June 30, 2007, from 2.85% as of December 31, 2006. Nonperforming assets to total assets slightly increased to 2.54% as of June 30, 2007, from 2.52% as of December 31, 2006.  Nonperforming loans as of June 30, 2007 amounted to $51.8 million, compared to $50.0 million as of December 31, 2006.  This increase was due to the net effect of a $2.3 million decrease in loans over 90 days past due still accruing interest and an increase of $4.1 million in nonaccrual loans, which are explained below in more detail.

The $2.3 million decrease in loans over 90 days still accruing interest was mainly due to net effect of a $3.1 million decrease in loans secured by real estate; a $441,000 increase in lease financing contracts, and an increase of $238,000 in other commercial and industrial loans. The $3.1 million decrease in loans secured by real estate was mainly caused by: (i) one commercial business relationship amounting to $4.9 million secured by real estate, which was in this category in the last quarter of 2006 and was placed on nonaccrual status in February 2007.  Our historical losses on commercial and construction loans secured by real estate have been low.

The $4.1 million increase in nonaccrual loans was mainly attributable to the net effect of:  (i) two commercial business relationships amounting to $6.3 million secured by real estate, which were placed in nonaccrual status in February and March 2007, respectively; (ii) a decrease of $1.4 million in lease financing contracts; and (iii) a $503,000 decrease in marine loans.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets decreased to $10.6 million as of June 30, 2007, compared to $13.0 million as of December 31, 2006.  This decrease was due to the net effect of:  (i) a decrease of $3.1 million in other repossessed assets, mainly because of a $3.2 million decrease in the inventory of repossessed vehicles; and (ii) an increase of $715,000 in other real estate owned resulting from the foreclosure of four real estate properties with an aggregate value of $782,000 and the sale of one real estate property valued at $58,000 during the first six months of 2007.

The $3.2 million decrease in the inventory of repossessed vehicles was due to the fact that fewer vehicles were repossessed during the second and first quarter of 2007 when compared to the fourth quarter of 2006 and also because sales of repossessed vehicles exceeded the number of units repossessed during the second and first quarter of 2007.  Total repossessed and sold vehicles during the second quarter of 2007 were 385 and 437, respectively, compared to 446 and 532 units during the first quarter of 2007, and 491 and 543 vehicles in the fourth quarter of 2006.  Our inventory of repossessed vehicles decreased to 391 units as of June 30, 2007, from 457 and 564 as of March 31, 2007 and December 31, 2006, respectively. This is the lowest level of repossessed vehicles since August 2005. We continue monitoring this inventory very closely and taking measures to expedite its disposition and prevent deterioration of the vehicles.

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

As of June 30, 2007, our OREO consisted of 26 properties with an aggregate value of $4.3 million, as compared to 23 properties with an aggregate value of $3.6 million as of December 31, 2006.

Allowance for Loan and Lease Losses

We have established an allowance for loan and lease losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, monthly assessments of the probable estimated losses inherent in the loan and lease portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, as discussed below, and specific allowances for identified problem loans and portfolio segments.

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

The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of 1 to 5 years, which on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition. Factors that we consider include, but are not limited to:

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

The resulting loss factors are then multiplied against the current period’s balance of loans outstanding to derive an estimated loss. Rates for each pool are based on those factors management believes are applicable to that pool. When applied to a pool of loans or leases, the historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

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

Through periodic management review at branch and executive level and utilization of internal delinquency processes, loan portfolios and individual loans and leases are monitored on an ongoing basis. When considered appropriate, a specific allowance will be considered on individual loan or lease accounts. A review is generally conducted of all the conditions surrounding any particular account such as the borrower’s character, existing and potential financial condition, realizable value of collateral, prospects for additional collateral and payment record. As a result, the loss potential is determined and specific allowances may be established, which will vary depending on the analysis.

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

Although management believes that the allowance for loan and lease losses is adequate to absorb probable losses on existing loans and leases that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan and lease losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan and lease losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Six Months Ended June 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,769,545	$1,663,330
Total loans and leases outstanding at end of period, including loans held for sale	1,809,066	1,750,838
Allowance for loan and lease losses:
Allowance at beginning of period	18,937	18,188
Charge-offs:
Real estate — secured	209	685
Commercial and industrial	947	3,050
Consumer	770	1,978
Leases	6,415	12,927
Other loans	144	149
Total charge-offs	8,485	18,789
Recoveries:
Real estate — secured	48	11
Commercial and industrial	230	534
Consumer	145	465
Leases	753	1,604
Other loans	11	21
Total recoveries	1,187	2,635
Net loan and lease charge-offs	7,298	16,154
Provision for loan and lease losses	8,873	16,903
Allowance at end of period	$20,512	$18,937
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.82%	0.97%
Allowance for loan and lease losses to total loans at end of period	1.13	1.08
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	71.16	85.30
Net loan and lease charge-offs to provision for loan and lease losses	82.25	95.57

(1)	Annualized as of June 30, 2007.

The allowance for loan and lease losses increased to $20.5 million at June 30, 2007, from $18.9 million at December 31, 2006. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.13% at June 30, 2007, from 1.08% at December 31, 2006. We believe that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For each of the periods ended June 30, 2007 and December 31, 2006, we used a historical loss ratio in auto lease finance contracts of approximately 23% and 20%, respectively. For the six month periods ended June 30, 2007 and 2006, $798,000 and $1.3 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the six month periods ended June 30, 2007 and 2006, $459,000 and $420,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized total loss ratio on the leasing business was 2.54% and 2.73% for the second and first quarter of 2007, respectively, compared to 2.40% and 3.13% for the year and quarter ended December 31, 2006. The decrease in the ratio of total loss on the leasing business during the first six months of 2007 was primarily due to a decrease in the net charge-offs in our lease portfolio, net of a decrease in our lease portfolio to $417.4 million as of June 30, 2007, from $443.3 million at the end of fiscal 2006. We have been closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 0.77% and 0.82% for the second quarter and first six months of 2007, respectively, compared to 0.88% for the quarter ended March 31, 2007, and 1.10% and 0.97% for the quarter and year ended December 31, 2006, respectively. For the second quarter and first six months of 2006, this ratio was 0.76% and 0.78%, respectively. The decrease in this ratio, when comparing the quarter ended June 30, 2007 with the first quarter of 2007 and the fourth quarter of 2006, was mainly attributable to a decrease in the volume of repossessed vehicles during the first six months of 2007. The increase in this ratio, when comparing the quarter and first six months of 2007 with the same periods in 2006, was mainly attributable to an increase in the initial market valuation of repossessed vehicles at the time of repossession, as part of our strategy of being more aggressive in the sale of repossessed vehicles, as previously mentioned.

Net charge-offs as a percentage of provision for loan and lease losses was 95.60% and 82.25% for the quarter and six month period ended June 30, 2007, respectively, compared to 73.16% for the quarter ended March 31, 2007, and 89.82% and 95.57% for the quarter and year ended December 31, 2006, respectively. The increase in this ratio, when comparing the second quarter of 2007 with the previous quarter, was a reflection of the decreasing trends on net charge-offs we have experienced, mainly in our leasing portfolio. This is the second quarter in a row in which we experienced a decrease in the net charge-offs of the leasing portfolio, and the third consecutive quarter in which total net charge-offs for the bank have decreased.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $28.4 million as of June 30, 2007 and $14.9 million as of December 31, 2006. This increase was mainly related to the acquisition of land and an office building to relocate our headquarters and administrative offices, as further explained below.

On February 6, 2007, Eurobank, our wholly owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property, which is located in San Juan, includes a 57,187 square foot office building that will be used to consolidate our headquarters, administrative operations, and our leasing division. We anticipate that there may be a benefit from certain efficiencies associated with centralizing these operations in one location. The purchase price for the property was $12,360,000. We are in the process of renovating the space to conform to our needs, and expect to move by December 2007 or when building improvements are finished.

Except for aforementioned acquisition, we have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the second quarter and first six months of 2007 were $1.842 billion and $1.846 billion, respectively, compared to $1.739 billion for the year 2006. This increase in average deposits during the first six months of 2007 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended June 30,			Year Ended December 31,
	2007			2006
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$121,257	6.57%	-%	$128,551	7.39%	-%
Money market deposits	17,854	0.97	2.59	25,470	1.46	2.29
NOW deposits	47,633	2.58	2.34	46,330	2.66	2.23
Savings deposits	148,277	8.03	2.49	184,824	10.63	2.37
Time certificates of deposit in denominations of $100,000 or more	231,320	12.53	4.92	205,510	11.82	4.30
Brokered certificates of deposits in denominations of $100,000 or more	1,186,866	64.30	5.08	1,034,893	59.54	4.78
Other time deposits	92,632	5.02	4.25	113,097	6.50	3.70
Total deposits	$1,845,839	100.00%		$1,738,675	100.00%

Total deposits at June 30, 2007 and December 31, 2006 were $1.877 billion and $1.905 billion, respectively, representing a decrease of $28.6 million, or 3.0% on an annualized basis, during the first six months of 2007. The following table presents the composition of our deposits by category as of the dates indicated:

	As of June 30,	As of December 31,
	2007	2006
	(In thousands)
Interest bearing deposits:
Now and money market	$64,793	$62,673
Savings	142,056	156,069
Brokered certificates of deposits in denominations of less than $100,000	322	707
Brokered certificates of deposits in denominations of $100,000 or more	1,223,525	1,225,449
Time certificates of deposits in denominations of $100,000 or more	225,647	224,741
Other time deposits	89,606	95,396
Total interest bearing deposits	$1,745,949	$1,765,035
Plus: non interest bearing deposits	130,791	140,321
Total deposits	$1,876,740	$1,905,356

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in savings accounts, and other time deposits in denominations of less than $100,000 was mainly attributable to the fierce competition for core deposits on the Island.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	June 30, 2007	December 31, 2006
	(In thousands)
Three months or less	$476,275	$547,837
Over three months through six months	301,469	294,784
Over six months through 12 months	123,819	188,691
Over 12 months	547,609	418,878
Total	$1,449,172	$1,450,190

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended June 30, 2007 and the year ended December 31, 2006:

	Three Months Ended June 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at period-end	$356,239	$365,664
Average monthly balance outstanding during the period	360,077	432,459
Maximum aggregate balance outstanding at any month-end	366,969	501,182
Weighted average interest rate for the quarter	5.17%	4.94%
Weighted average interest rate for the last month	5.11%	5.27%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended June 30, 2007 and the year ended December 31, 2006:

	Three Months Ended June 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at period-end	$481	$8,707
Average monthly balance outstanding during the period	3,099	19,016
Maximum aggregate balance outstanding at any month-end	490	121,292
Weighted average interest rate for the quarter	5.32%	5.06%
Weighted average interest rate for the last month	4.38%	5.51%

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings and our initial public offering. As of June 30, 2007 and December 31, 2006, total stockholders’ equity was $173.3 million and $169.9 million, respectively. In addition, the following items also impacted the Company’s stockholders’ equity:

•	the repurchase of 488,477 shares during 2006 in connection with a stock repurchase program approved by the Board of Directors in October 2005, which expired in October 2006;

•	the exercise of 150,000, 56,450, 7,000 and 250,862 stock options in February 2006, June 2006, September 2006 and February 2007, respectively; and

•	the repurchase of 105,138 shares during the quarter ended June 30, 2007 in connection with a stock repurchase program approved by the Board of Directors on May 31, 2007.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

As of June 30, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$222,156	11.15%	$	≥ 159,438	≥ 8.00%	N/A
Eurobank.	203,626	10.22		≥ 159,429	≥ 8.00	≥ 199,287	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	201,265	10.10		≥ 79,719	≥ 4.00	N/A
Eurobank	182,735	9.17		≥ 79,715	≥ 4.00	≥ 119,572	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	201,265	8.25		≥ 97,640	≥ 4.00	N/A
Eurobank	182,735	7.49		≥ 97,610	≥ 4.00	≥ 122,013	≥ 5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	$	≥ 154,038	≥ 8.00%	N/A
Eurobank.	198,179	10.29		≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25		≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29		≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92		≥ 99,679	≥ 4.00	N/A
Eurobank	178,871	7.18		≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet that are not part of the calculation, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of June 30, 2007 and December 31, 2006 totaled approximately $152.6 million and $300.4 million, respectively. Our Core Basis Surplus liquidity level was 2.9% and 8.9% as of the same periods, respectively. This decrease in our Core Basic Surplus liquidity level was mainly attributable to the reduction in interest-bearing deposits and short-term investments, as previously explained, and a reduction in mortgage-backed securities due to normal repayment.

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

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered and out-of-market certificates of deposit, FHLB borrowings and broker-dealer repurchase agreements to meet our liquidity needs. The FHLB borrowings are collateralized by first mortgage residential and commercial loans, selected investment securities and FHLB stock. As of June 30, 2007, we had FHLB borrowing capacity of $45.9 million, including FHLB advances and securities sold under agreements to repurchase. Pre-approved repurchase agreement availability with major brokers and banks totaled $358.2 million at June 30, 2007, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $10.0 million at June 30, 2007.

Our net cash inflows from operating activities for the six months ended June 30, 2007 were $20.5 million. During the first six months of 2007, the net operating cash inflows resulted primarily from a net decrease in other assets and an increase in accrued interest, expenses and other liabilities.

For year 2006, cash inflows from operating activities exceed cash outflows by $57.1 million. During 2006, asset growth was funded primarily with growth in deposits. The deposit growth was mainly in brokered deposits, which increased $258.9 million during 2006. During 2006, cash inflows from operating activities exceeded cash outflows by $56.3 million.

Our net cash inflows from investing activities for the six months ended June 30, 2007 were $23.9 million, while cash outflows from investing activities for the year 2006 were $137.7 million. The net investing cash inflows experienced during the first six months of 2007 were mainly due to: prepayments and maturities of investment securities available for sale; a decrease in securities purchased under agreements to resell; and a decrease in interest bearing deposits. The net investing cash outflows experienced in 2006 were primarily due to growth in our loan and lease portfolio.

Our net cash outflows from financing activities for the six months ended June 30, 2007 were $46.5 million, while cash inflows from financing activities for the year 2006 were $86.0 million. During the first six months of 2007 the net financing cash outflows were primarily provided by a decrease in deposits, a decrease in securities sold under agreements to repurchase and other borrowings, and the repayments of FHLB advances. During 2006, the net financing cash inflows were primarily provided by the net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At June 30, 2007, the Bank had interest rate swap agreements which converted $28.8 million of fixed rate time deposits to variable rate time deposits of which $10.3 million will mature in 2010 and 2013 and $18.5 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year1) and a rate shock (year 2 and beyond) has on margin expectations.

In the June 30, 2007 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and brokered deposits, our primary funding source, from 30 days to approximately 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At June 30, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.5 million, or 2.06% lower than the net interest income in the rates unchanged scenario, and $1.9 million, or 2.59%, lower than the net interest income in the rates unchanged scenario at the June 30, 2007 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $1.7 million, or 2.30% higher than the net interest income in the rates unchanged scenario, and $3.2 million, or 4.26%, higher than the net interest income in the rates unchanged scenario at the June 30, 2007 simulation with a 200 basis point decrease. At June 30, 2007, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $1.3 million, or 1.82%, higher than the net interest income in the rates unchanged scenario, and $2.6 million, or 3.53%, higher than the net interest income in the rate unchanged scenario at the June 30, 2007 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $530,000, or 0.71% higher than the net interest income in the rates unchanged scenario, and $610,000, or 0.82%, higher than the net interest income in the rates unchanged scenario at the June 30, 2007 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2007:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At June 30, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$2,618	3.53%
+100 basis points over year 1	1,348	1.82
- 100 basis points over year 1	(1,530)	(2.06)
- 200 basis points over year 1	(1,922)	(2.59)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At June 30, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$610	0.82%
+100 basis points over year 2	530	0.71
- 100 basis points over year 2	1,708	2.30
- 200 basis points over year 2	3,162	4.26

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2007
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$—	$—	$481
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,927	3,189	2,891	16,806
Total	$1,927	$3,189	$2,891	$37,906

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

As of June 30, 2007 and December 31, 2006, we had commitments to extend credit of $332.8 million and $308.5 million, respectively. These commitments included standby letters of credit of $14.6 million and $8.4 million, for June 30, 2007 and December 31, 2006, respectively, and commercial letters of credit of $1.2 million and $916,000 for the same periods, respectively.

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

Recent Developments

On May 22, 2007, Standard and Poor’s (“S&P”) downgraded to BBB-, or “Non-Investment Grade” status, the obligations of the Commonwealth of Puerto Rico and its agencies, to reflect “a long history of structural imbalance and the ongoing difficulties anticipated with further efforts to reduce the accrued deficit.” S&P expressed that “the outlook is stable.” As of June 30, 2007, our investment in Commonwealth of Puerto Rico obligations was approximately $9.4 million, of which approximately $2.9 had been downgraded by S&P to “Non-Investment Grade” status as of May 22, 2007, of which approximately $400,000 were downgraded by Moody’s Investor Services to “Non-Investment Grade” status on May 8, 2006. Also, within the $2.9 million investment mentioned above, approximately $2.5 million in Commonwealth of Puerto Rico obligations were paid by the issuer between July and August 2007. We do not believe that this situation will have a material impact on our investment portfolio.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

EuroBancshares’ Annual Meeting of Stockholders was held at the main office of EuroBancshares located at 270 Muñoz Rivera Avenue, San Juan, Puerto Rico 00918, at 10:00 a.m. on April 30, 2007. A quorum was obtained with 16,350,028 shares represented in person or by proxy, which represents 84.39% of all votes eligible to be cast at the meeting.

The following results were obtained for the proposals voted at the meeting:

•	The following three directors assigned to Class B of the Board of Directors of EuroBancshares were elected for a three-year term expiring at the 2010 annual meeting of stockholders:

	Votes For	Votes Withheld
Juan R. Gómez-Cuétara Aguilar	16,244,303	105,725
Antonio R. Pavía Bibiloni	16,233,403	116,625
William Torres Torres	16,198,523	151,505

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: August 9, 2007	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer