Form 10-Q
period 2007-09-30
EUROBANCSHARES INC
filed 2007-11-09
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock as of November 9, 2007, was 19,093,315 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
September 30, 2007 and December 31, 2006

	September 30,	December 31,
Assets	2007	2006

Cash and due from banks	$19,707,364	$25,527,489
Interest bearing deposits	13,631,666	49,050,368
Securities purchased under agreements to resell	38,761,166	51,191,323
Investment securities available for sale	544,784,240	535,159,009
Investment securities held to maturity	32,892,220	38,432,820
Other investments	5,889,375	4,329,200
Loans held for sale	487,250	879,000
Loans, net of allowance for loan and lease losses of $26,130,647 in 2007 and $18,936,841 in 2006	1,818,021,788	1,731,022,290
Accrued interest receivable	17,867,297	15,760,852
Customers’ liability on acceptances	274,198	1,561,736
Premises and equipment, net	29,912,639	14,889,456
Other assets	38,399,160	33,116,690
Total assets	$2,560,628,363	$2,500,920,233
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$125,443,542	$140,321,373
Interest bearing	1,838,505,762	1,765,034,834
Total deposits	1,963,949,304	1,905,356,207

Securities sold under agreements to repurchase	361,414,250	365,664,250
Acceptances outstanding	274,198	1,561,736
Advances from Federal Home Loan Bank	467,519	8,707,420
Notes payable to Statutory Trusts	20,619,000	20,619,000
Accrued interest payable	18,170,901	18,047,074
Accrued expenses and other liabilities	20,294,002	11,086,705
	2,385,189,174	2,331,042,392
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2007 and 2006	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 20,032,398 shares in 2007 and 19,777,536 shares in 2006;outstanding: 19,093,315 shares in 2007 and 19,123,821 shares in 2006	200,324	197,775
Capital paid in excess of par value	107,824,152	106,539,383
Retained earnings:
Reserve fund	7,938,161	7,553,381
Undivided profits	61,565,747	59,800,495
Treasury stock, 939,083 shares at cost in 2007 and 653,715 in 2006	(9,910,458)	(7,410,711)
Accumulated other comprehensive loss	(2,942,162)	(7,565,907)
Total stockholders’ equity	175,439,189	169,877,841
Total liabilities and stockholders’ equity	$2,560,628,363	$2,500,920,233

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
For the three and nine-month periods ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$36,677,073	$33,648,864	$107,656,676	$95,523,250
Investment securities:
Taxable	2,776	36,658	9,457	89,308
Exempt	6,252,137	7,577,037	19,081,526	22,297,717
Interest bearing deposits, securities purchased under agreements to resell, and other	802,667	633,292	2,250,338	1,535,692
Total interest income	43,734,653	41,895,851	128,997,997	119,445,967

Interest expense:
Deposits	21,553,077	17,730,807	61,990,244	49,013,326
Securities sold under agreements to repurchase, notes payable, and other	5,071,618	7,584,739	15,395,403	19,451,835
Total interest expense	26,624,695	25,315,546	77,385,647	68,465,161
Net interest income	17,109,958	16,580,305	51,612,350	50,980,806

Provision for loan and lease losses	9,594,000	4,849,000	18,467,000	11,629,000
Net interest income after provision for loan and lease losses	7,515,958	11,731,305	33,145,350	39,351,806

Noninterest income:
Service charges - fees and other	2,394,869	2,155,924	7,182,759	6,228,010
Net (loss) gain on sale of repossessed assets and on disposition of other assets	(258,889)	(510,980)	(1,153,979)	200,768
Gain on sale of loans	76,560	133,431	239,143	262,470
Total noninterest income	2,212,540	1,778,375	6,267,923	6,691,248

Noninterest expense:
Salaries and employee benefits	4,950,481	4,535,978	15,848,655	14,012,230
Occupancy	2,812,295	2,542,896	8,040,768	7,023,753
Professional services	1,444,487	966,790	3,319,078	3,154,810
Insurance	479,219	293,349	1,409,089	794,427
Promotional	374,800	323,538	1,125,772	840,593
Other	2,280,458	2,813,905	6,993,252	7,216,039
Total noninterest expense	12,341,740	11,476,456	36,736,614	33,041,852

(Loss) Income before income taxes	(2,613,242)	2,033,224	2,676,659	13,001,202

Provision for income taxes	(1,378,559)	514,732	(30,446)	4,936,685
Net (loss) income	$(1,234,683)	$1,518,492	$2,707,105	$8,064,517

Basic (loss) earnings per share	$(0.07)	$0.07	$0.11	$0.39

Diluted (loss) earnings per share	$(0.07)	$0.07	$0.11	$0.38

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)
For the nine-month ended September 30, 2007 and 2006

	2007	2006
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305

Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120

Common stock:
Balance at beginning of period	197,775	195,641
Issuance of common stock	2,549	2,134
Balance at end of period	200,324	197,775

Capital paid in excess of par value - common stock:
Balance at beginning of period	106,539,383	105,508,402
Issuance of common stock	1,146,330	877,630
Compensation expense - stock options	138,439	155,261
Balance at end of period	107,824,152	106,541,293

Reserve fund:
Balance at beginning of period	7,553,381	6,449,472
Transfer from undivided profits	384,780	955,197
Balance at end of period	7,938,161	7,404,669

Undivided profits:
Balance at beginning of period	59,800,495	53,637,326
Net income	2,707,105	8,064,517
Preferred stock dividends	(557,073)	(557,073)
Transfer to reserve fund	(384,780)	(955,197)
Balance at end of period	61,565,747	60,189,573

Treasury stock
Balance at beginning of period	(7,410,711)	(1,946,052)
Purchase of common stock	(2,499,747)	(5,464,659)
Balance at end of period	(9,910,458)	(7,410,711)

Accumulated other comprehensive loss, net of taxes:
Balance at beginning of period	(7,565,907)	(10,431,650)
Unrealized net gain on investment securities available for sale	4,623,745	2,290,586
Balance at end of period	(2,942,162)	(8,141,064)
Total stockholders’ equity	$175,439,189	$169,544,960
See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes Comprehensive Income
(Unaudited)
For the three and nine months ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(1,234,683)	$1,518,492	$2,707,105	$8,064,517
Other comprehensive income, net of tax:
Unrealized net income on investment securities available for sale	5,022,474	8,992,184	4,623,745	2,290,586
Comprehensive income	$3,787,791	$10,510,676	$7,330,850	$10,355,103

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
for the nine-month period ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$2,707,105	$8,064,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,362,012	2,889,449
Capitalization of interest	(474,802)	—
Provision for loan and lease losses	18,467,000	11,629,000
Stock-based employee compensation	138,439	155,260
Deferred tax benefit	(3,816,821)	(989,878)
Net gain on sale of loans	(239,143)	(262,470)
Net loss (gain) on sale of other real estate, repossessed assets and on disposition of other assets	1,153,979	(200,768)
Net amortization of premiums and accretion of discount on investment securities	2,138,404	737,405
Valuation of repossesed assets	995,968	1,047,400
Decrease in deferred loan origination costs, net	2,143,198	1,907,848
Origination of loans held for sale	(11,411,782)	(9,385,151)
Proceeds from sale of loans held for sale	11,655,132	9,647,622
Increase in accrued interest receivable	(2,106,445)	(960,567)
Net decrease in other assets	3,259,944	9,605,545
Increase in accrued interest payable, accrued expenses, and other liabilities	9,331,070	11,031,630
Net cash provided by operating activities	36,303,257	44,916,842
Cash flows from investing activities:
Net decrease in securities purchased under agreements to resell	12,430,157	9,524,801
Net decrease in interest-bearing deposits	35,418,702	487,936
Purchases of investment securities available for sale	(107,783,668)	(87,452,819)
Proceeds from principal payments and maturities of investment securities available for sale	100,758,416	102,142,098
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	5,425,528	3,030,505
Purchases of other investments	(6,886,600)	(1,175,400)
Proceeds from principal payments, maturities, and calls of other investments	5,325,300	586,300
Net increase in loans	(115,002,829)	(155,184,771)
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	508,213	418,337
Capital expenditures	(16,511,910)	(4,915,552)
Net cash used in investing activities	(86,318,691)	(132,538,565)
Cash flows from financing activities:
Net increase in deposits	58,593,097	11,121,291
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(4,250,000)	80,540,429
Repayment of Federal Home Loan Bank Advances	(8,239,901)	(38,194)
Dividends paid to preferred stockholders	(557,019)	(558,030)
Purchase of common stock	(2,499,747)	(5,464,659)
Net proceeds from exercise of stock options	1,148,879	879,765
Net cash provided by financing activities	44,195,309	86,480,602
Net decrease in cash and cash equivalents	(5,820,125)	(1,141,121)
Cash and cash equivalents beginning balance	25,527,489	20,993,485
Cash and cash equivalents ending balance	$19,707,364	$19,852,364

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$77,261,821	$61,442,876
Income taxes	3,794,520	3,842,541

Noncash transactions:
Other real estate and repossessed assets acquired through foreclosure of loans	27,492,582	35,889,424
Finance of other real estate and repossessed assets acquired through foreclosure of loans	19,707,699	21,308,558
Change in fair value of available-for-sale securities, net of taxes	(4,623,745)	(2,290,586)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations and Basis of Presentation

EuroBancshares, Inc. (the “Company” or “EuroBancshares”) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the “Bank”). As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the Board of Governors of the Federal Reserve System.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006. The results of operations for the nine months period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2007 presentation, related to the adoption of SAB 108 provisions.

2.  Recent Accounting Pronouncements

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued on June 2006.  This Interpretation provides guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.”  This Interpretation revises FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position is recognized as a benefit only if it meet the “more likely than not” test, which is set at 50%, presuming the occurrence of a tax examination. This interpretation is effective for fiscal years beginning after December 15, 2006. During the first quarter of 2007, the Company adopted the provision of FIN No. 48, which did not have an impact on the Company’s financial condition or results of operations.

The Company and its subsidiaries are subject to the Puerto Rico tax law but generally are not subject to US federal income tax. The Company and its subsidiaries are only subject to examination for taxable years beginning after 2002. Prior to adopting FIN 48, the Company had recognized approximately $765,000 in contingent liabilities for uncertain tax positions under the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Upon the adoption of FIN 48, the Company reevaluated this contingency and concluded that it was adequate under FIN 48. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. As of September 30, 2007, the Company had recorded a contingency for uncertain tax position of $789,900, which includes $39,700 of accrued interests.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  This statement provides the generally accepted accounting principles (GAAP) definition for fair value, the framework for measurements and additional disclosures.  The main focus of SFAS 157 is to revise the definition of fair value and to provide guidance for applying the GAAP definition. This statement applies under other accounting pronouncements that require fair value measurements; however this statement does not require any new fair value measurements.  The definition provided in this statement clarifies that the price to be used is the price that would be received by selling the asset or paid to transfer liability instead of the price to acquire the asset or received to assume the liability.  This statement applies prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company believes that the impact will not be material to the financial statements.

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

3.  Earnings/Loss Per Share

Basic earnings/loss per share represent income/loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income/(loss) before preferred stock dividends	$(1,234,683)	$1,518,492	$2,707,105	$8,064,517
Preferred stock dividend	(187,732)	(187,732)	(557,073)	(557,073)
Income/(loss) available to common shareholders	$(1,422,415)	$1,330,760	$2,150,031	$7,507,444

Weighted average number of common shares outstanding applicable to basic EPS	19,160,985	19,118,191	19,253,068	19,248,639
Effect of dilutive securities	189,597	349,487	225,220	473,115
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,350,582	19,467,678	19,478,288	19,721,754

Net income/(loss) per share:
Basic	$(0.07)	$0.07	$0.11	$0.39
Diluted	$(0.07)	$0.07	$0.11	$0.38

Stock options for 268,470 and 187,800 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were antidilutive.

4.   Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Commonwealth of Puerto Rico obligations:
Less than one year	$1,655,476	$11,103	$(14,245)	$1,652,335
One through five years	4,840,602	45,162	—	4,885,764
Federal Farm Credit Bonds
Less than one year	50,325,148	2,453	(209,862)	50,117,740
Federal Home Loan Bank notes:
Less than one year	84,440,232	—	(713,961)	83,726,271
One through five years	7,269,745	27,809	—	7,297,554
Federal National Mortgage Association notes:
Less than one year	10,000,000	68,750	—	10,068,750
US Corporate Note	3,000,000	—	(70,500)	2,929,500
Mortgage-backed securities	386,193,768	1,262,004	(3,349,446)	384,106,326
Total	$547,724,972	$1,417,281	$(4,358,013)	$544,784,240

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto Rico obligations:
Less than one year	$4,116,192	$14,056	$(39,760)	$4,090,488
One through five years	5,401,713	71,851	(1,110)	5,472,454
Federal Farm Credit Bonds:
Less than one year	30,319,617	-	(383,179)	29,936,438
One through five years	19,994,263	-	(311,883)	19,682,380
Federal Home Loan Bank notes:
Less than one year	20,885,000	-	(218,738)	20,666,262
One through five years	79,419,623	-	(1,375,610)	78,044,013
Five to ten years	7,922,971	-	(71,985)	7,850,986
Federal National Mortgage Association notes:
One through five years	19,991,659	83,491	-	20,075,150
Mortgage-backed securities	354,672,014	412,557	(5,743,732)	349,340,839
Total	$542,723,052	$581,955	$(8,145,997)	$535,159,009

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At September 30, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the nine-month period ended September 30, 2007 and 2006, there were no sales of investments securities available for sale.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(923,822)	$123,844,691	$(923,822)	$123,844,691
State and municipal obligations	(4,497)	645,980	(9,748)	420,252	(14,245)	1,066,232
US corporate notes	(70,500)	2,929,500	–	–	(70,500)	2,929,500
Mortgage-backed securities	(207,627)	46,982,494	(3,141,819)	191,860,206	(3,349,446)	238,842,700
	$(282,624)	$50,557,974	$(4,075,389)	$316,125,149	$(4,358,013)	$366,683,123

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(71,985)	$7,850,986	$(2,289,410)	$148,329,093	$(2,361,395)	$156,180,079
State and municipal obligations	(10,563)	770,325	(30,307)	2,480,885	(40,870)	3,251,210
Mortgage-backed securities	(243,756)	50,655,419	(5,499,976)	250,971,704	(5,743,732)	301,627,123
	$(326,304)	$59,276,730	$(7,819,693)	$401,781,682	$(8,145,997)	$461,058,412

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

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
U.S. Corporate Notes - The unrealized losses on investments in U.S corporate notes were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

5.  Investment Securities Held to Maturity

Investment securities held to maturity as of September 30, 2007 and December 31, 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$2,844,968	$–	$(49,949)	$2,795,019
Mortgage-backed securities	30,047,252	–	(693,852)	29,353,401
Total	$32,892,220	$–	$(743,801)	$32,148,420

2006
Amortized	Gross unrealized	Gross unrealized	Fair
cost	gains	losses	value
Federal Home Loan Bank Notes	$3,164,937	$–	$(93,402)	$3,071,535
Mortgage-backed securities	35,267,883	–	(865,645)	34,402,238
Total	$38,432,820	$–	$(959,047)	$37,473,773

Contractual maturities on certain investment securities held to maturity could differ from actual maturities since certain issuers have right to call or prepay these securities.

At September 30, 2007 and December 31, 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

There were no sales of investment securities held to maturity during the nine-month period ended September 30, 2007 and 2006.

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31,2006, were as follows:

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(49,949)	$2,795,019	$(49,949)	$2,795,019
Mortgage-backed securities	—	—	(693,852)	29,353,401	(693,852)	29,353,401
	$—	$—	$(743,801)	$32,148,420	$(743,801)	$32,148,420

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(93,402)	$3,071,535	$(93,402)	$3,071,535
Mortgage-backed securities	—	—	(865,645)	34,402,238	(865,645)	34,402,238
	$—	$—	$(959,047)	$37,473,773	$(959,047)	$37,473,773

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

6.  Other Investments

Other investments at September 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
FHLB stock, at cost	$5,279,000	$3,717,700
Investment in statutory trusts	610,375	611,500
Other investments	$5,889,375	$4,329,200

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Loans secured by real estate:
Commercial and industrial	$786,259,324	$736,555,175
Construction	184,347,376	126,241,190
Residential mortgage	100,509,125	76,277,339
Consumer	801,868	782,456
	1,071,917,693	939,856,160

Commercial and industrial	303,429,729	297,511,599
Consumer	59,532,823	60,682,410
Lease financing contracts	401,209,371	443,310,627
Overdrafts	6,399,391	5,015,183
	1,842,489,007	1,746,375,979

Deferred loan origination costs, net	2,735,417	4,879,823
Unearned finance charges	(1,071,989)	(1,296,671)
Allowance for loan and lease losses	(26,130,647)	(18,936,841)
Loans, net	$1,818,021,788	$1,731,022,290

The following is a summary of information pertaining to impaired loans at September 30, 2007 and December 31, 2006:

	2007	2006
Impaired loans with related allowance	$28,683,746	$11,878,000
Impaired loans that did not require allowance	41,237,604	27,319,000
Total impaired loans	$69,921,350	$39,197,000
Allowance for impaired loans	$9,409,009	$2,219,000

As of September 30, 2007 and December 31, 2006, loans in which the accrual of interest has been discontinued amounted to $55,275,500 and $37,254,793, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $3,923,712 and $1,832,000 for the nine month period ended September 30, 2007 and 2006, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $1,960,984 as of September 30, 2007, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of September 30, 2007, industrial loans with a principal outstanding balance of approximately $652,940 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine month periods ended September 30:

	2007	2006

Balance, beginning of period	$18,936,841	$18,188,130
Provision for loan and lease losses	18,467,000	11,629,000
Loans and leases charged-off	(12,894,272)	(13,573,162)
Recoveries	1,621,078	2,155,704
Balance, end of period	$26,130,647	$18,399,672

8.  Other Assets

Other assets at September 30, 2007 and December 31, 2006 consist of the following:

	2007	2006

Deferred tax assets, net	$10,078,109	$6,260,855
Merchant credit card items in process of collection	1,380,547	1,854,919
Auto insurance claims receivable on repossessed vehicles	1,130,323	1,864,326
Accounts receivable	828,136	1,146,465
Other real estate, net of valuation allowance of $41,894 at
September 30, 2007 and December 31,2006.	4,332,130	3,628,971
Other repossessed assets, net of valuation allowance of $615,911
at September 30, 2007 and $799,104 at December 31,2006.	6,171,836	9,418,811
Prepaid expenses and deposits	7,320,775	7,772,760
Option	5,122,500	—
Other	2,034,804	1,169,583
	$38,399,160	$33,116,690

Other repossessed assets are presented net of valuation allowance for losses. The following analysis summarizes the changes in the allowance for losses for the nine-month periods ended September 30:

	2007	2006

Balance, beginning of period	$799,104	$1,216,087
Provision for losses charged to operations	978,840	1,047,400
Net charge-offs	(1,162,033)	(1,012,682)
Balance, end of period	$615,911	$1,250,805

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.  Deposits

Total deposits as of September 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Non interest bearing deposits	$125,443,542	$140,321,373
Interest bearing deposits:
NOW & Money Market	68,754,204	62,672,648
Savings	133,738,834	156,069,357
Regular CD's & IRAS	90,631,543	95,396,084
Jumbo CD's	241,021,817	224,741,161
Brokered Deposits	1,304,359,364	1,226,155,584
	1,838,505,762	1,765,034,834
Total Deposits	$1,963,949,304	$1,905,356,207

10.  Advances from Federal Home Loan Bank

At September 30, 2007, the Company owes an advance to the FHLB as follows:

Maturity	Interest rate	2007
2014	4.38%	467,519
		$467,519

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the nine month period ended September 30, 2007 and 2006 amounted to approximately $212,000 and $863,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of September 30, 2007 our borrowing potential of advances based on the collateral pledged at the FHLB was approximately $40 million.

11.  Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its fair value hedging strategy. Interest rate swaps designated as fair value hedges protect the Company against the changes in fair value of the hedged item over the life of the agreements without exchange of the underlying principal amount.  The Company uses fair value hedges to protect against adverse changes in fair value of certain brokered certificates of deposit (CDs). The Company also uses options to mitigate certain financial risks as further described below. The Company’s objective in using option contracts is to transform the interest rate characteristics of the specifically identified assets or liabilities to which the contract is tied.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The ineffective portion of the gain or loss, if any, is recognized in current earnings.

As of September 30, 2007 and December 31, 2006, the Company had the following derivative financial instruments outstanding:

	2007		2006
	Notional		Notional
	amount	Fair value	amount	Fair value
Libor-Rate interest rate swaps	$30,800,000	$(1,058,906)	$30,800,000	$(1,236,093)
	$30,800,000	$(1,058,906)	$30,800,000	$(1,236,093)

Option	$25,000,000	$5,122,500	$-	$-
	$25,000,000	$5,122,500	$-	$-

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket. The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years. To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket. Consistent with the guidance in SFAS 133, the equity-based return on the CD is bifurcated and accounted for separately from the debt host as a derivative. Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings. As the values of the two derivatives are equal and offsetting, the net effect on earnings is zero. At September 30, 2007, $5,122,500 was included in other assets related to the purchased option and equity-based return derivative, respectively.

At September 30, 2007, the Company had interest rate swap agreements, designated as fair value hedges, which converted $28,564,000 of fixed rate time deposits to variable rate time deposits, of which $10,316,000 will mature between 2010 and 2013 and $18,248,000 will mature between 2018 and 2023 with semi-annual call options that match the call options on the swaps.

During the three and nine-months ended September 30, 2007 and 2006, the net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

12.  Notes Payable to Statutory Trusts

On December 19, 2002, Eurobank Statutory Trust II (the “Trust II”) issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security are payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On December 18, 2006 the Company redeemed $25,774,000 of floating rate junior subordinated deferrable interest debentures at an annual rate equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%, which were issued on December 18, 2001.

Interest expense on notes payable to statutory trusts amounted to approximately $1,310,000 and $2,968,000 for the nine month ended September 30, 2007 and 2006, respectively.

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

14.  Stock Transactions

In July 2007, the Company issued 4,000 shares of common stock, through stock options exercised at $5.00 per share

In May 2007, the board of directors approved a stock repurchase program. Under the terms of the stock repurchase program, the Company is authorized to purchase shares of its common stock for an aggregate purchase prices of up to $2.5 million in open market purchases, block trades and privately negotiated transactions over a period of one year. As of September 30, 2007, the Company had purchased 285,368 shares, which represents the authorized maximum amount, of approximately $2.5 million, under the stock repurchase program.

In February 2007, the Company issued 250,862 shares of common stock, through stock options exercised at $4.50 per share.

During the year ended December 31, 2006, the Company had purchased 488,477 shares under the stock repurchase program approved by the board of directors in October 2005. Under the terms of the stock repurchase program, the Company was authorized to acquire shares of its common stock for an aggregate purchase price of up to $10 million in open market purchases, block trades and privately negotiated transactions over a period of one year, which expired in October 2006.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of September 30, 2007 and December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2007 are also presented in the table.

At September 30, 2007 and December 31, 2006, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2007
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio

Total Capital (to risk-weightedassets):
Consolidated	$162,700	8.00%	$223,782	11.00%	N/A
Eurobank	162,700	8.00%	206,888	10.17%	>10.00%

Tier I Capital (to risk-weightedassets):
Consolidated	81,350	4.00%	198,360	9.75%	N/A
Eurobank	81,350	4.00%	181,466	8.92%	>6.00%

Tier I Capital (to average assets):
Consolidated	99,551	4.00%	198,360	7.97%	N/A
Eurobank	99,521	4.00%	181,466	7.29%	>5.00%

	2006
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio

Total Capital (to risk-weightedassets):
Consolidated	$154,038	8.00%	$216,673	11.25%	N/A
Eurobank	154,045	8.00%	198,179	10.29%	>10.00%

Tier I Capital (to risk-weightedassets):
Consolidated	77,019	4.00%	197,366	10.25%	N/A
Eurobank	77,023	4.00%	178,871	9.29%	>6.00%

Tier I Capital (to average assets):
Consolidated	99,679	4.00%	197,366	7.92%	N/A
Eurobank	99,637	4.00%	178,871	7.18%	>5.00%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the nine-month period ended September 30, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of September 30, 2007, we had, on a consolidated basis, total assets of $2.6 billion, net loans of $1.8 billion, total deposits of $2.0 billion, and stockholders’ equity of $175.4 million. We currently operate through a network of 24 branch offices located throughout the Island. In March and June 2007, we opened two new branches, one in Fajardo and another in Cayey, Puerto Rico, respectively. In July 2007, we closed the branch located at Luquillo, Puerto Rico.

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

Key Performance Indicators at September 30, 2007

We believe the following were key indicators of our performance and results of operations through the third quarter of 2007:

•	our total assets increased to $2.561 billion, or by 3.18% on an annualized basis, at the end of the third quarter of 2007, from $2.501 billion at the end of 2006;

•	our net loans grew to $1.819 billion at the end of the third quarter of 2007, representing an increase of 6.67% on an annualized basis, from $1.732 billion at the end of 2006;

•	our total deposits increased to $1.964 billion, or by 4.10% on an annualized basis, at the end of the third quarter of 2007, from $1.905 billion at the end of 2006;

•	our nonperforming assets increased to $79.7 million, or by 35.31% on an annualized basis, at the end of the third quarter of 2007, from $63.0 million at the end of 2006;

•	our total revenue grew to $45.9 million in the third quarter of 2007, representing an increase of 5.20%, from $43.7 million in the same period of 2006;

•
our net interest margin and spread on a fully taxable equivalent basis increased to 2.83% and 2.31% for the third quarter of 2007, respectively, compared to 2.74% and 2.20%, respectively, for the same period in 2006;

•	our provision for loan and lease losses grew to $9.6 million in the third quarter of 2007, representing an increase of 97.86%, from $4.8 million in the same period of 2006;

•	our total noninterest expense grew to $12.3 million in the third quarter of 2007, representing an increase of 7.54%, from $11.5 million in the same period of 2006; and

•	for the third quarter of 2007, we recorded an income tax benefit of $1.4 million, compared to an income tax expense of $515,000 in the same period of 2006.

These items, as well as other factors, resulted in a net loss of $1.2 million for the third quarter of 2007, compared to a net income of $1.5 million for the same period in 2006, or $(0.07) per common share for the third quarter of 2007, compared to $0.07 per common share for the same period in 2006 on a fully diluted basis. The net loss we experienced in the third quarter of 2007 was mainly caused by three business relationships for which their related loans became impaired during the quarter ended September 30, 2007 and required a specific allowance of $4.5 million, reducing our diluted earnings per share for the quarter by $0.14, net of tax. Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable losses that may be incurred in our loan and lease portfolio. The allowance for loan and lease losses amounted to $26.1 million, $18.9 million and $18.4 million as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Losses charged to the allowance amounted to $12.9 million for the nine-month period ended September 30, 2007, compared to $13.6 million for the same period in 2006. Recoveries were credited to the allowance in the amounts of $1.6 million and $2.2 million for the same periods, respectively.

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

With the exception of the commercial and construction loan pools and residential mortgages with a 60% or lower loan-to-value, loans that are more than 90 days delinquent result in an additional allowance. When commercial and construction loans become impaired, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the review results, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties are made periodically after their acquisition, as necessary. Valuations of repossessed assets are made quarterly after their acquisition. For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $4.3 million, $3.6 million, and $3.8 million as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Other repossessed assets amounted to $6.2 million, $9.4 million and $10.0 million as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles for the quarter and nine-month period ended September 30, 2007 was 14.31% and 13.66%, respectively, compared to 11.36% and 6.24% for the same periods in 2006. This increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles in an attempt to expedite the disposition of slow moving inventory. This strategy resulted in an increase of approximately 24% and 86% in the number of repossessed vehicles in inventory over six months that were sold during the quarter and nine-month period ended September 30, 2007, respectively, when compared to the same periods in 2006. During the quarter and nine-month period ended September 30, 2007, we sold 92 and 342 units in inventory over six months, respectively, compared to 74 and 184 units in inventory over six months sold during the same periods in 2006.

For the quarter and nine-month period ended September 30, 2007, the total gain on sale of repossessed equipment was $50,000 and $31,000, respectively, compared to a total loss of $5,000 and a total gain of $62,000 for the same periods in 2006.

For the quarter and nine-month period ended September 30, 2007, the total loss on sale of repossessed boats was $74,000 and $251,000, respectively, compared to $251,000 and $477,000 for the same periods in 2006. The boat financing portfolio amounted to $37.1 million and $38.3 million as of September 30, 2007 and 2006, respectively.

During the quarter and nine-month period ended September 30, 2007, two OREO properties and three OREO properties were sold resulting in a total loss of $118,000 and $139,000, respectively, compared to four OREO properties sold during the nine-month period ended September 30, 2006, which resulted in no loss for the Company. No repossessed properties were sold during the third quarter of 2006.

Results of Operations for the Quarter and Nine Months Ended September 30, 2007

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

Net interest income increased by 3.19%, or $530,000, and by 1.24%, or $632,000, to $17.1 million and $51.6 million in the quarter and nine-month period ended September 30, 2007, respectively, from $16.6 million and $51.0 for the same periods in 2006. This increase resulted from the combined effect of a net increase in volumes and a net increase in rates as shown on tables on pages 24 and 25.

 Total interest income increased by 4.39% and 8.00% to $43.7 million and $129.0 million for the quarter and nine-month period ended September 30, 2007, respectively, compared to $41.9 million and $119.4 million for the same periods in 2006. These increases were driven by the combination of a slight increase in average interest-earning assets and increased yields resulting from higher interest rates. Our average interest-earning assets increased by $5.8 million, or by 0.24%, and by $29.3 million, or by 1.26%, to $2.383 billion and $2.359 billion in the quarter and nine-month period ended September 30, 2007, respectively, from $2.378 billion and $2.330 billion for the same periods in 2006. Average net loans increased by $135.9 million, or by 8.15%, and by $145.2 million, or by 8.96%, to $1.803 billion and $1.767 billion in the quarter and nine-month period ended September 30, 2007, respectively, from $1.667 billion and $1.621 billion for the same periods in 2006. The yield on average interest-earning assets for the quarter and nine-month period ended September 30, 2007 increased to 7.82% and 7.78%, respectively, from 7.67% and 7.46% for the same periods in 2006.

Total interest expense increased by 5.17% and 13.03% to $26.6 million and $77.4 million in the quarter and nine-month period ended September 30, 2007, respectively, from $25.3 million and $68.5 million in the same periods of 2006. This increase resulted from the combined effect of higher volumes of interest-bearing liabilities and the higher cost of funds mainly on brokered deposits and jumbo deposits. Average interest-bearing liabilities increased by 0.73% and 1.63% to $2.157 billion and $2.128 billion in the quarter and nine-month period ended September 30, 2007, respectively, from $2.142 billion and $2.094 billion for the same periods in 2006. The rate we paid on average interest-bearing liabilities for the quarter and nine-month period ended September 30, 2007 increased to 5.51% and 5.44%, respectively, from 5.47% and 5.02% for the same periods in 2006.

For the third quarter of 2007, net interest margin and net interest spread on a fully taxable equivalent basis was to 2.83% and 2.31%, respectively, compared to 2.92% and 2.38% for the quarter ended June 30, 2007, and 2.74% and 2.20% for the third quarter of 2006. Our net interest margin and net interest spread for the third quarter of 2007 was impacted by an increase of approximately $391,000 in interest receivable reversed in connection to commercial loans placed in nonaccrual status during the quarter ended September 30, 2007 in excess of the amount of interest receivable reversed on commercial loans during the second quarter of 2007. Without the effect of the $391,000 in reversed interest receivable, net interest margin and net interest spread on a fully taxable basis would have been 2.90% and 2.38% for the quarter ended September 30, 2007, respectively. The increase in net interest margin and net interest spread during the quarter ended September 30, 2007 when compared to the same period in 2006 was primarily attributable to an increase in the yields of our loans and investments portfolios, which outpaced the increase in borrowing costs.

For the nine-month period ended September 30, 2007, the net interest margin and net interest spread on a fully taxable equivalent basis decreased to 2.88% and 2.34%, respectively, from 2.95% and 2.44% for the same period in 2006. The decline in margin and spread during the nine-month period ended September 30, 2007 when compared to the same period in 2006 was primarily caused by the increase in the average cost of interest bearing liabilities as a result of: (i) the rising short-term interest rates and the flat yield curve, which caused short-term borrowing costs to increase at a faster rate than the yield on earning assets; and (ii) the increase in average deposits, which has been comprised substantially of brokered deposits and higher rate time deposits driven by the extremely competitive local operating environment.

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

Three Months Ended September 30,
2007			2006(8)
Average			Average
Balance	Interest	Rate/ Yield(1)	Balance	Interest	Rate/ Yield(1)
(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,803,002	$36,677	8.22%	$1,667,054	$33,649	8.17%
Securities of U.S. government agencies(3)	453,776	5,345	6.55	607,218	6,919	6.55
Other investment securities(3)	60,957	821	7.49	46,667	581	7.03
Puerto Rico government obligations(3)	7,191	89	6.88	9,850	113	6.58
Securities purchased under agreements to resell and federal funds sold	36,760	516	6.44	35,444	482	5.69
Interest-earning deposits	21,635	287	5.31	11,293	152	5.38
Total interest-earning assets	$2,383,321	$43,735	7.82%	$2,377,526	$41,896	7.67%
Total noninterest-earning assets	99,439			83,888
TOTAL ASSETS	$2,482,760			$2,461,414

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,418	$146	3.19%	$23,791	$141	2.39%
NOW deposits	47,679	309	2.60	48,838	291	2.39
Savings deposits	136,910	865	2.53	172,836	1,013	2.35
Time certificates of deposit in denominations of $100,000 or more(4)	1,490,147	19,231	5.55	1,242,217	15,225	5.33
Other time deposits	90,154	1,002	4.46	109,847	1,060	3.87
Other borrowings	374,091	5,072	7.21	544,248	7,585	7.53
Total interest-bearing liabilities	$2,157,399	$26,625	5.51%	$2,141,777	$25,315	5.47%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	116,748			128,918
Other liabilities	33,941			27,177
Total noninterest-bearing liabilities	150,689			156,095
STOCKHOLDERS’ EQUITY	174,672			163,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,482,760			$2,461,414
Net interest income(5)		$17,110			$16,581
Net interest spread(6)			2.31%			2.20%
Net interest margin(7)			2.83%			2.74%
__________
(1) Yield and expense is calculated on a fully taxable equivalent basis assuming a 39% and 43.5% tax rate for the quarters ended September 30, 2007 and 2006, respectively.

(2) The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $524,000 and $715,000 for the third quarters ended September 30, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2007 and 2006 was $55.3 million and $33.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Available-for-sale investments are adjusted for unrealized gain or loss.

(4) For the quarter ended September 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $185,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $185,000, our net interest margin and spread on a fully taxable basis for the quarter ended September 30, 2007 would have been 2.80% and 2.27%, respectively.

(5) Net interest income on a tax equivalent basis was $16.9 million and $16.3 million for the first quarters ended September 30, 2007 and 2006, respectively.

(6) Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7) Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

(8) Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable period in 2006.

	Nine Months Ended September 30,
	2007			2006(8)
	Average			Average
	Balance	Interest	Rate/ Yield(1)	Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,766,569	$107,657	8.21%	$1,621,344	$95,523	7.95%
Securities of U.S. government agencies(3)	477,360	16,724	6.49	611,881	20,463	6.40
Other investment securities(3)	57,712	2,059	7.38	44,921	1,623	6.82
Puerto Rico government obligations(3)	8,732	307	6.52	9,256	300	6.20
Securities purchased under agreements to resell and federal funds sold	33,974	1,415	6.36	35,458	1,249	5.15
Interest-earning deposits	21,114	836	5.28	7,276	287	5.26
Total interest-earning assets	$2,359,461	$128,998	7.78%	$2,330,136	$119,445	7.46%
Total noninterest-earning assets	97,860			79,799
TOTAL ASSETS	$2,457,321			$2,409,935

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,044	$377	2.80%	$27,164	$458	2.27%
NOW deposits	47,648	867	2.43	46,405	774	2.23
Savings deposits	144,446	2,713	2.51	193,378	3,390	2.34
Time certificates of deposit in denominations of $100,000 or more(4)	1,442,437	55,063	5.49	1,205,427	41,231	4.97
Other time deposits	91,797	2,971	4.32	117,232	3,160	3.60
Other borrowings	383,712	15,395	7.10	504,246	19,452	6.90
Total interest-bearing liabilities	$2,128,084	$77,386	5.44%	$2,093,852	$68,465	5.02%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,737			129,046
Other liabilities	35,811			23,634
Total noninterest-bearing liabilities	155,548			152,680
STOCKHOLDERS’ EQUITY	173,689			163,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,457,321			$2,409,935
Net interest income(5)		$51,612			$50,980
Net interest spread(6)			2.34%			2.44%
Net interest margin(7)			2.88%			2.95%
__________
(1) Yield and expense is calculated on a fully taxable equivalent basis assuming a 39% and 43.5% tax rate for the nine-month period ended September 30, 2007 and 2006, respectively.

(2) The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $805,000 and $1.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2007 and 2006 was $55.3 million and $33.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3) Available-for-sale investments are adjusted for unrealized gain or loss.

(4) For the nine months ended September 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $475,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $475,000, our net interest margin and spread on a fully taxable basis for the nine months ended September 30, 2007 would have been 2.85% and 2.31%, respectively.

(5) Net interest income on a tax equivalent basis was $51.0 million and $51.6 million for the nine-month period ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30, 2007 Over 2006(2) Increases/(Decreases) Due to Change in			Nine Months Ended September 30, 2007 Over 2006(2) Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$2,744	$284	$3,028	$8,556	$3,578	$12,134
Securities of U.S. government agencies	(1,748)	174	(1,574)	(4,499)	760	(3,739)
Other investment securities	178	62	240	245	191	436
Puerto Rico government obligations	(31)	7	(24)	(17)	24	7
Securities purchased under agreements to resell and federal funds sold	18	16	34	(52)	218	166
Interest-earning time deposits	139	(4)	135	546	3	549

Total interest-earning assets	$1,300	$539	$1,839	$4,779	$4,774	$9,553

INTEREST PAID ON:
Money market deposits	($32)	$37	$5	($154)	$73	($81)
NOW deposits	(7)	25	18	21	72	93
Savings deposits	(211)	63	(148)	(858)	181	(677)
Time certificates of deposit in denominations of $100,000 or more	3,039	967	4,006	8,107	5,725	13,832
Other time deposits	(190)	132	(58)	(686)	497	(189)
Other borrowings	(2,371)	(142)	(2,513)	(4,650)	593	(4,057)

Total interest-bearing liabilities	$228	($1,082)	$1,310	$1,780	$7,141	$8,921

Net interest income	$1,072	($543)	$529	$2,999	($2,367)	$632

__________
(1) The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $524,000 and $805,000 for the quarter and nine-month period ended September 30, 2007, respectively, compared to $715,000 and $1.9 million for the same periods in 2006. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2007 and 2006 was $55.3 million and $33.9 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

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

In the quarter and nine-month period ended September 30, 2007, our provision for loan and lease losses increased to $9.6 million and $18.5 million, respectively, from $4.8 million and $11.6 million for the same periods in 2006. For the quarter and nine-month period ended September 30, 2007, the provision for loan and lease losses as a percentage of net charge-offs was 241.36% and 163.82%, respectively, compared to 94.50% and 101.86% for the same periods in 2006. The increase in our provision for loan and lease losses during the nine-month period ended September 30, 2007 when compared to the same period in 2006 was mainly caused by: (i) three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million; and (ii) the net losses experienced, mainly in our leasing portfolio, combined with the growth of our loan portfolio. These business relationships were comprised of two real estate secured commercial business relationships in the food retailing and security systems industries, respectively, which amounted to $8.8 million with loan-to-values exceeding 100%, and another not secured by real estate commercial business relationship in the general freight industry, which amounted to $1.2 million. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,395	108.2%	$2,156	121.2%
Gain on sale of loans , net	77	3.5	133	7.5
Loss on sale of repossessed assets and on disposition of other assets, net	(259)	(11.7)	(511)	(28.7)

Total noninterest income	$2,213	100.0%	$1,778	100.0%

	Nine Months Ended September 30,
	2007		2006
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$7,183	114.6%	$6,228	93.1%
Gain on sale of loans , net	239	3.8	262	3.9
(Loss) gain on sale of repossessed assets and on disposition of other assets, net	(1,154)	(18.4)	201	3.0

Total noninterest income	$6,268	100.0%	$6,691	100.0%

Our total noninterest income for the quarter and nine-month period ended September 30, 2007 was $2.2 million and $6.3 million, respectively, compared to $1.8 million and $6.7 million for the same periods in 2006. For the quarter and nine-month period ended September 30, 2007, noninterest income represented approximately 0.09% and 0.26% of average assets, respectively, compared to 0.07% and 0.28% for the same periods in 2006.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.4 million and $7.2 million in the quarter and nine-month period ended September 30, 2007, respectively, from $2.2 million and $6.2 million for the same periods in 2006. This increase was primarily due to an increase in service charges, mainly non-sufficient fund charges on deposit accounts and an increase in miscellaneous income mainly related to our credit card operations.

During the quarter and nine-month period ended September 30, 2007, we experienced a net loss on sale of repossessed assets of $259,000 and $1.2 million, respectively, compared to a net loss of $511,000 and a net gain of $201,000 during the same periods in 2006. These changes mainly resulted from our strategy of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of slow moving inventory, as previously explained, primarily during the first and second quarter of 2007.

For the quarter and nine-month period ended September 30, 2007, gain on sale of loans was $77,000 and $239,000, respectively, compared to $133,000 and $262,000 for the same periods in 2006. This source of noninterest income was mainly derived from the sale of residential mortgage loans. During the quarter and nine-month period ended September 30, 2007, we sold $3.7 million and $11.3 million in residential mortgage loans to other financial institutions, respectively, compared to $4.7 million and $9.6 million for the same periods in 2006. We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2007		2006(1)
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$4,950	40.1%	$4,536	39.4%
Occupancy and equipment	2,812	22.8	2,542	22.2
Professional services, including directors’ fees	1,444	11.7	967	8.4
Office supplies	319	2.6	330	2.9
Other real estate owned and other repossessed assets expenses	498	4.0	1,012	8.8
Promotion and advertising	375	3.0	324	2.8
Lease expenses	120	1.0	157	1.4
Insurance	479	3.9	293	2.6
Municipal and other taxes	500	4.1	420	3.7
Commissions and service fees credit and debit cards	324	2.6	318	2.8
Other noninterest expense	521	4.2	577	5.0
Total noninterest expense	$12,342	100.0%	$11,476	100.0%
__________
(1) Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable periods in 2006.

	Nine Months Ended September 30,
	2007		2006(1)
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$15,849	43.1%	$14,012	42.5%
Occupancy and equipment	8,041	21.9	7,024	21.3
Professional services, including directors’ fees	3,319	9.0	3,155	9.5
Office supplies	1,018	2.8	1,023	3.1
Other real estate owned and other repossessed assets expenses	1,698	4.6	1,742	5.3
Promotion and advertising	1,126	3.1	841	2.5
Lease expenses	399	1.1	479	1.4
Insurance	1,409	3.8	794	2.4
Municipal and other taxes	1,342	3.7	1,237	3.7
Commissions and service fees credit and debit cards	1,036	2.8	997	3.0
Other noninterest expense	1,500	4.1	1,738	5.3
Total noninterest expense	$36,737	100.0%	$33,042	100.0%
__________
(1) Certain adjustments resulting from the initial adoption of SAB 108 as of December 31, 2006 were made to comparable periods in 2006.

Our total noninterest expense increased to $12.3 million and $36.7 million in the quarter and nine-month period ended September 30, 2007, respectively, compared to $11.5 million and $33.0 million for the same periods in 2006. These changes represent an increase of 7.55% and 11.18% in noninterest expense over the same periods in 2006, respectively. This increase can be attributed mainly to increases in personnel and occupancy expenses. Noninterest expenses as a percentage of average assets changed to 0.50% and 1.50% in the quarter and nine-month period ended September 30, 2007, respectively, compared to 0.47% and 1.37% for the same periods in 2006. Our efficiency ratio was 64.68% and 64.19% in the quarter and nine-month period ended September 30, 2007, respectively, compared to 63.42% and 56.66% for the same periods in 2006. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.0 million and $15.8 million for the quarter and nine-month period ended September 30, 2007, respectively, compared to $4.5 million and $14.0 million for the same periods in 2006, representing an increase of 9.13% and 13.11% for the comparable periods, respectively. This increase in salaries and employee benefits resulted from the increases in personnel, primarily in our residential mortgage and trust operations, the expansion of our branch network, normal salary increases and related employees’ benefits, and $93,000 in one-time employee termination benefits in connection with an information technology outsourcing agreement we entered with Telefónica Empresas in August 2007. As of September 30, 2007, we had 505 full-time equivalent employees, compared with 492 full-time equivalent employees as of September 30, 2006. Our volume of assets per employee remained at $5.1 million as of September 30, 2007, when comparing to the same period in 2006.

Occupancy and equipment expenses totaled $2.8 million and $8.0 million for the quarter and nine-month period ended September 30, 2007, respectively, compared to $2.5 million and $7.0 million for the same periods in 2006, representing an increase of 10.62% and 14.48% for the comparable periods, respectively. This increase was mainly attributable to increased rent, equipment maintenance, property tax expenses, and data, communications, and security services related, in part, to the expansion of our branch network.

Professional and directors’ fees were $1.4 million and $3.3 million, or 11.7% and 9.0% of total noninterest expenses, for the quarter and nine-month period ended September 30, 2007, respectively, compared to $967,000 and $3.2 million, or 8.4% and 9.5% of total noninterest expenses, for the same periods in 2006. The increase during the quarter and nine-month period ended September 30, 2007 when compared to the same periods in 2006 was mainly due to $73,000 in one-time fees related to an information technology outsourcing agreement, as previously explained, $125,000 in legal fees related to this outsourcing agreement, and $441,000 mainly in other BSA compliance consultations services, of which $250,000 was recorded during the third quarter of 2007, net of $300,000 related to additional expenses billed by our former external auditor during the first quarter of 2006.

Our expenses related to OREO and repossessed assets were $498,000 and $1.7 million, or 4.0% and 4.6% of total noninterest expenses, for the quarter and nine-month period ended September 30, 2007, respectively, compared to $1.0 million and $1.7 million, or 8.8% and 5.3% of total noninterest expenses, for the same periods in 2006. The decrease in other real estate owned and repossessed assets expenses during the quarter ended September 30,2007 when compared to the same quarter in 2006 resulted from a decrease in the valuation allowance for subsequent declines in value, mainly related to a decrease in the inventory of repossessed vehicles over six months. The number of repossessed vehicles in inventory over six months as of September 30, 2007 decreased to 53 units, or by approximately 67%, from 160 units as of September 30, 2006. We continue monitoring this inventory very closely and taking measures to expedite its disposition. Repossessed assets are initially recorded at the lower of net realizable value or book value upon repossession and resulting losses are charged to the allowance for loan and lease losses. These assets are then periodically evaluated and recorded at net realizable value. Any subsequent decline in the net realizable value is charged to current operations.

Promotion and advertising increased to $375,000 and $1.1 million for the quarter and nine-month period ended September 30, 2007, respectively, from $324,000 and $841,000 for the same periods in 2006. This increase was mainly attributable to an advertising campaign, primarily related to our residential mortgage loan department, to take advantage of opportunities on the Island.

Insurance expenses were $479,000 and $1.4 million, or 3.9% and 3.8% of total noninterest expenses, for the quarter and nine-month period ended September 30, 2007, respectively, compared to $293,000 and $794,000, or 2.6% and 2.4% of total noninterest expense, for the same periods in 2006. This increase was mainly attributable to the FDIC’s new insurance premium assessment, which commenced in January 2007.

Other noninterest expenses were $521,000 and $1.5 million for the quarter and nine-month period ended September 30, 2007, respectively, compared to $577,000 and $1.7 million for the same periods in 2006. The decrease in other noninterest expenses for the nine-month period ended September 30, 2007 when compared to the same period in 2006 was mainly related to a decrease in the provision for losses on off-balance sheet items and insurance claim receivables. Other noninterest expenses are mainly comprised of loan processing and other miscellaneous expenses.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

For the quarter and nine-month period ended September 30, 2007, we recorded an income tax benefit of $1.4 million and $30,000, respectively, compared to an income tax expense of $515,000 and $4.9 million for the same periods in 2006. Our income tax benefit of $1.4 million and $30,000 for the quarter and nine-month period ended September 30, 2007 was comprised of a current income tax expense of $935,000 and $3.8 million, and a deferred tax benefit of $2.3 million and $3.8 million, respectively, as explained further below.

Our current income tax expense for the quarter ended September 30, 2007 decreased to $935,000, from $1.3 million for the same quarter in 2006. For the nine-month period ended September 2007, the current income tax expense decrease to $3.8 million, from $5.9 million for the same period in 2006. This decrease in our current income tax expense was mainly due to the net effect of: (i) a reduction in our income before taxes, (ii) an increase in the net exempt income during 2007; (iii) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions; and (iv) the termination on December 31, 2006 of the additional transitory taxes of 4.5% imposed by the Puerto Rico Legislature in 2006.

Our deferred tax benefit for the quarter ended September 30, 2007 increased to $2.3 million, from $528,000 for the same quarter in 2006. For the nine-month period ended September 2007, the deferred tax benefit increased to $3.8 million, from $613,000 for the same period in 2006. This increase was mainly due to the combined effect of (i) an increase in deferred tax assets mainly related to the increase in our provision for loan and lease losses as of September 30, 2007, primarily during the third quarter of 2007; and (ii) the total consumption during the quarter ended March 31, 2006 of net operating losses from acquired financial institutions, as previously mentioned.

As of September 30, 2007, we had net deferred tax assets of $10.1 million, compared to $6.3 million and $6.2 million as of December 31, 2006 and September 30, 2006, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at September 30, 2007 will be realized.

Financial Condition

Our total assets as of September 30, 2007 were $2.561 billion, compared to $2.501 billion as of December 31, 2006. The $59.7 million increase in our total assets during the nine-month period ended September 30, 2007 was primarily due to the net effect of (i) a $35.4 million decrease in interest bearing deposits; (ii) a $12.4 million decrease in securities purchased under agreements to resell; (iii) a $5.6 million increase in the investment securities portfolio; (iv) a $86.6 million increase in net loans; and (v) a $15.0 million increase in premises and equipment, mainly from the acquisition of land and an office building to serve as our new headquarters.

Our total deposits increased by $58.6 million, or by 4.10% on an annualized basis, to $1.964 billion as of September 30, 2007, compared to $1.905 billion as of December 31, 2006. The increase in deposits during the nine-month period ended September 30, 2007 was mainly concentrated in brokered deposits, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings decreased to $382.5 million as of September 30, 2007, from $395.0 million as of December 31, 2006. This change in other borrowings was mainly concentrated in the securities sold under agreements to repurchase and notes payable to the Federal Home Loan Bank, as explained further below.

As of September 30, 2007, our stockholders’ equity was $175.4 million, compared to $169.9 million as of December 31, 2006. In addition to earnings and losses from operations, stock options exercised and stock repurchases, our stockholders’ equity was also impacted by accumulated other comprehensive losses of $2.9 million and $7.6 million as of September 30, 2007 and December 31, 2006, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2007, we had $13.6 million in interest-bearing deposits in other financial institutions, compared to $49.1 million as of December 31, 2006. Also, we had $38.8 million and $51.2 million in purchased securities under agreements to resell as of September 30, 2007 and December 31, 2006, respectively. This reduction in interest-bearing deposits and short-term investments was mainly used to fund the growth in our loan portfolio. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.95% and 5.46% for the nine-month period ended September 30, 2007 and the year 2006, respectively.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and a small portion of securities we intend to hold until maturity, or “held-to-maturity securities.” The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss). Held-to-maturity securities are presented at amortized cost.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2007:
U.S. government agencies obligations	$152,035	$151,210	$2,845	$2,795	$—	$—	$154,880	$154,005
Collateralized mortgage obligations	317,325	315,333	25,238	24,690	—	—	342,563	340,023
Mortgage-backed securities	68,869	68,773	4,810	4,663	—	—	73,679	73,436
State and municipal obligations	6,496	6,538	—	—	—	—	6,496	6,538
US Corporate Notes ………………….	3,000	2,930	—	—	—	—	3,000	2,930
Other investments	—	—	—	—	5,889	5,889	5,889	5,889
Total	$547,725	$544,784	$32,893	$32,148	$5,889	$5,889	$586,507	$582,821
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,334
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
State and municipal obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962

During the nine-month period ended September 30, 2007, the investment portfolio increased by approximately $5.6 million to $583.6 million as of September 30, 2007, from $577.9 million as of December 31, 2006. This increase was primarily due to the net effect of:

•	the purchase of $107.8 million in corporate obligations and mortgage-backed securities;

•	prepayments of approximately $77.3 million on mortgage-backed securities and FHLB obligations; and

•	the maturity of $28.9 million in US government agencies obligations and Puerto Rico government obligations;

During the past few years, we positioned our investment portfolio for an increase in interest rates by purchasing mostly investments with short term maturities or estimated maturities between 1½ to 4 years.  During 2007, we have been analyzing different market opportunities to reposition our investment portfolio in an attempt to improve its average yield and to maintain an adequate average life.   During the nine-month period ended September 30, 2007, we purchased approximately $107.8 million in collateralized mortgage obligations, mortgage-back securities and US corporate notes with an estimated average life of approximately 6.0 years and an estimated average yield of 5.80%. In addition, during the fourth quarter of 2006, we sold approximately $50.1 million of FHLB and FNMA debt securities available for sale with an average yield of 3.64%. For the nine-month period ended September 30, 2007, after the above-mentioned transactions, the estimated average maturity was approximately 3.6 years and the average yield was approximately 4.92%, compared to an estimated average maturity of 3.2 years and an average yield of 4.64% for the period ended December 31, 2006.  As of September 30, 2007, investment securities having a carrying value of approximately $459.1 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Nine Months Ended September 30, 2007
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$143,912	4.69%	$7,298	5.23%	$—	—%	$—	—%	$151,210	4.71%
Mortgage-backed securities(3)	6,946	4.09	31,680	5.47	20,517	5.20	9,630	5.47	68,773	5.25
Collateral mortgage obligations(3)	32,654	4.09	202,892	4.81	79,787	5.54	—	—	315,333	4.92
State & political subdivisions	1,652	6.14	4,886	4.72	—	—	—	—	6,538	5.08
Other debt securities	2,930	7.49	—	—	—	—	—		2,930	7.49
Total investments available-for-sale	$188,094	4.62%	$246,756	4.90%	$100,304	5.47%	$9,630	5.47%	$544,784	4.92%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$2,845	3.95%	$—	—%	$—	—%	$2,845	3.95%
Mortgage-backed securities(3)	—	—			4,810	4.99	—	—	4,810	4.99
Collateral mortgage obligations(3)	8,638	3.76	8,175	4.31	3,811	5.68	4,614	5.14	25,238	4.48
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$8,638	3.76%	$11,020	4.22%	$8,621	5.29%	$4,614	5.14%	$32,893	4.51%

Other Investments:
FHLB stock	$5,279	7.50%	—	—%	—	—%	—	—%	$5,279	7.50%
Investment in statutory trust	—	—	—	—	—	—	610	8.45	610	8.45
Total other investments	$5,279	7.50%	$—	—%	$—	—%	$610	8.45%	$5,889	7.60%
Total investments	$202,011	4.66%	$257,776	4.87%	$108,925	5.45%	$14,854	5.49%	$583,566	4.92%
__________
(1) Based on estimated fair value.

(2) Almost all of our income from investments in securities is tax exempt because 99.64% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of September 30, 2007, our investment in other earning assets included $5.3 million in FHLB stock and $610,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
	2007	2006
	(In thousands)
Statutory trusts	$610	$611
FHLB stock	5,279	3,718
Total	$5,889	$4,329

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $487,000 and $879,000 as of September 30, 2007 and December 31, 2006, respectively:

As of September 30,	As of December 31,
2007	2006
(In thousands)
Real estate secured	$887,570	$813,615
Leases	401,209	443,311
Other commercial and industrial	303,430	297,512
Real estate - construction	184,347	126,241
Consumer	59,533	60,682
Other loans(1)	6,400	5,015
Gross loans and leases	$1,842,489	$1,746,376
Plus: Deferred loan costs, net	2,735	4,880
Total loans, including deferred loan costs, net	$1,845,224	$1,751,256
Less: Unearned income	(1,072)	(1,297)
Total loans, net of unearned income	$1,844,152	$1,749,959
Less: Allowance for loan and lease losses	(26,131)	(18,937)
Loans, net	$1,818,021	$1,731,022
__________
(1) Other loans are comprised of overdrawn deposit accounts.

As of September 30, 2007 and December 31, 2006, our total loans and leases, net of unearned income, were $1.844 billion and $1.750 billion, respectively. The $94.2 million increase in our loan and lease portfolio during the nine-month period ended September 30, 2007 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income, as a percentage of total assets increased to 72.0% as of September 30, 2007, from 70.0% as of December 31, 2006.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%. In those instances, additional forms of collateral or guaranties are obtained. Loans secured by real estate, excluding construction loans secured by real estate, equaled $887.6 million and $813.6 million as of September 30, 2007 and December 31, 2006, respectively.

Loans secured by real estate included residential mortgages amounting to $100.5 million as of September 30, 2007, which increased by $24.2 million, or by 42.36% on an annualized basis, when compared to $76.3 million as of December 31, 2006. The increase in residential mortgages during the nine-month period ended September 2007 when compared to the year ended December 31, 2006 mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island, as previously mentioned.

Real estate secured loans, excluding real estate secured construction loans, as a percentage of gross loans and leases increased to 48.16% as of September 30, 2007, from 46.59% at the end of fiscal year 2006. Our portfolio of real estate loans has increased as a result of our organic growth.

Lease financing contracts, the second largest component of our loan and lease portfolio, consist of automobile and equipment leases made to individuals and corporate customers. In the last three years, we have deemphasized equipment leasing and focused on automobile leasing. For the nine-month period ended September 30, 2007, approximately 57.67% of our lease financing contracts originations were for new automobiles, approximately 39.50% were for used automobiles and the remaining 2.83% consisted primarily of construction and medical equipment leases. Our portfolio of lease financing contracts decreased to $401.2 million as of September 30, 2007, from $443.3 million as of December 31, 2006. Lease financing contracts, as a percentage of gross loans and leases were 21.78% as of September 30, 2007 and 25.38% as of the end of 2006. This decrease in our lease portfolio resulted from the proactive actions we continued taking during the nine-month period ended September 30, 2007 to tightening our underwriting standards, enhance our collections efforts and strategically pare back our automobile leasing operations in an attempt to reduce possible future losses.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the nine-month period ended September 30, 2007, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by accounts receivable and the assets being acquired, such as equipment or inventory. Other commercial and industrial loans increased to $303.4 million as of September 30, 2007, from $297.5 million as of December 31, 2006. This increase was net of a $11.2 million prepayment of various loans in a commercial business relationship, which were canceled during the first quarter of 2007 with funds from certificates of deposits the customer had on deposit with our banking subsidiary. Other commercial and industrial loans as a percentage of gross loans and leases were 16.47% and 17.04% as of September 30, 2007 and December 31, 2006, respectively.

Construction loans secured by real estate totaled $184.3 million and $126.2 million as of September 30, 2007 and December 31, 2006, respectively. Construction loans as a percentage of gross loans and leases were 10.01% and 7.23% for the same periods, respectively. During the nine-month period ended September 30, 2007, the increase in construction loans secured by real estate resulted from our organic growth, which was, in part, comprised of loans for land development and the construction of commercial real estate property, but primarily of loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs.

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

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. Consumer loans decreased to $59.5 million as of September 30, 2007, from $60.7 million as of December 31, 2006. Consumer loans as a percentage of gross loans and leases were 3.23% and 3.47% as of September 30, 2007 and December 31, 2006, respectively. Consumer loans as of September 30, 2007 and December 31, 2006 included a boat portfolio of $37.1 million and $37.4 million, respectively; $13.2 million and $13.8 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.2 million and $9.5 million, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months. The following table shows our maturity distribution of loans and leases, including loans held for sale of $487,000, as of September 30, 2007, and excluding non-accrual loans amounting to $55.3 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2007
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$217,037	$286	$-	$539	$2,470	$220,332
Real estate — secured	252,276	172,374	228,120	141,846	15,173	809,789

Other commercial and industrial	228,848	23,168	31,422	1,996	11,886	297,320
Consumer	12,191	11,414	1,215	33,612	297	58,729
Leases	14,123	351,598	-	31,223	-	396,944
Other loans	6,250	-	-	-	-	6,250
Total	$730,725	$558,840	$260,757	$209,216	$29,826	$1,789,364
__________
(1) Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $530.0 million as of September 30, 2007.

For additional information relating to our loan products, see the section captioned “Products and Services” on our last Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of September 30,	As of December 31,
	2007	2006
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$13,936	$12,723
Nonaccrual loans	55,276	37,255
Total nonperforming loans	69,212	49,978
Other real estate owned	4,332	3,629
Other repossessed assets	6,172	9,419
Total nonperforming assets	$79,716	$63,026
Nonperforming loans to total loans and leases	3.75%	2.85%
Nonperforming assets to total loans and leases plus repossessed property	4.30	3.57
Nonperforming assets to total assets	3.11	2.52

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

Nonperforming loans to total loans increased to 3.75% as of September 30, 2007, from 2.85% as of December 31, 2006. Nonperforming assets to total assets increased to 3.11% as of September 30, 2007, from 2.52% as of December 31, 2006.  Nonperforming loans as of September 30, 2007 amounted to $69.2 million, compared to $50.0 million as of December 31, 2006.  This increase was due to the combined effect of a $1.2 million increase in loans over 90 days past due still accruing interest and an increase of $18.0 million in nonaccrual loans, which are explained below in more detail.

The $1.2 million increase in loans over 90 days still accruing interest was mainly due to net effect of: (i) a $1.7 million increase in loans secured by real estate; (ii) a $368,000 decrease in lease financing contracts; and (iii) a decrease of $225,000 in overdrafts. The $1.7 million increase in loans secured by real estate was mainly caused by one commercial business relationship amounting to $1.1 million secured by real estate.

The $18.0 million increase in nonaccrual loans was mainly attributable to the net effect of:  (i) three commercial business relationships amounting to $7.1 million secured by real estate, of which two amounting to $6.3 million were in the communications and service industries and were placed in nonaccrual status in February and March 2007, respectively, and the third was in the commercial trade and construction industries and was placed in nonaccrual status during the quarter ended September 30, 2007; (ii) three commercial business relationships in the food retailing, security systems, and service industries, which amounted to $9.8 million secured by real estate with loan-to-values exceeding 100%, and other two in the general freight and health care industries, respectively, amounting to $2.2 million not secured by real estate, which were all placed in nonaccrual status during the quarter ended September 30, 2007; (iii) a decrease of $822,000 in lease financing contracts; and (iv) a $656,000 decrease in marine loans.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets decreased to $10.5 million as of September 30, 2007, compared to $13.0 million as of December 31, 2006.  This decrease was due to the net effect of:  (i) a decrease of $3.2 million in other repossessed assets, mainly in the inventory of repossessed vehicles; and (ii) an increase of $703,000 in other real estate owned resulting from the foreclosure of seven real estate properties with an aggregate value of $1.2 million and the sale of three real estate properties valued at $514,000 during the nine-month period ended September 30, 2007.

The $3.2 million decrease in the inventory of repossessed vehicles was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles to expedite their disposition and avoid the build up of our repossessed vehicles inventory, primarily during the first and second quarter of 2007. This strategy resulted in a significant reduction in the number of repossessed vehicles in inventory. During four quarters in a row, sales of repossessed vehicles exceeded the number of units repossessed. The number of repossessed vehicles in inventory as of September 30, 2007 decreased to 366 units, or by approximately 35%, from 564 units as of December 31, 2006. This is the lowest level of repossessed vehicles since August 2005. We continue monitoring this inventory very closely and taking measures to expedite its disposition and prevent deterioration of the vehicles.

OREO consists of properties acquired by foreclosure or similar means and that management intends to offer for sale. Other repossessed assets are comprised primarily of repossessed automobiles subject to lease contracts and repossessed boats. OREO and other repossessed assets are initially recorded at the lower of net realizable value or book value. Any resulting loss is charged to the allowance for loan and lease losses. An appraisal of OREO and valuations of other repossessed assets are made periodically after a property is acquired, and a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and other repossessed assets, and related operating income and maintenance expenses, are included in current operations.

As of September 30, 2007, our OREO consisted of 27 properties with an aggregate value of $4.3 million, compared to 23 properties with an aggregate value of $3.6 million as of December 31, 2006.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period, the daily averages during the period, changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, and additions to the allowance, and certain ratios related to the allowance for loan and lease losses:

	Nine Months Ended September 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,788,346	$1,663,330
Total loans and leases outstanding at end of period, including loans held for sale	1,844,640	1,750,838
Allowance for loan and lease losses:
Allowance at beginning of period	18,937	18,188
Charge-offs:
Real estate — secured	209	685
Commercial and industrial	1,614	3,050
Consumer	1,205	1,978
Leases	9,528	12,927
Other loans	338	149
Total charge-offs	12,894	18,789
Recoveries:
Real estate — secured	48	11
Commercial and industrial	257	534
Consumer	210	465
Leases	1,095	1,604
Other loans	11	21
Total recoveries	1,621	2,635
Net loan and lease charge-offs	11,273	16,154
Provision for loan and lease losses	18,467	16,903
Allowance at end of period	$26,131	$18,937
Ratios:
Net loan and lease charge-offs to average total loans(1)	0.84%	0.97%
Allowance for loan and lease losses to total loans at end of period	1.42	1.08
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	57.52	85.30
Net loan and lease charge-offs to provision for loan and lease losses	61.04	95.57

(1) Annualized as of September 30, 2007.

The allowance for loan and lease losses increased to $26.1 million at September 30, 2007, from $18.9 million at December 31, 2006. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.42% at September 30, 2007, from 1.08% at December 31, 2006. The increase in our allowance for loan and lease losses during the nine months ended September 30, 2007 was mainly caused by three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million, as previously mentioned. We believe that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-off on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. Accordingly, all lease finance contracts that are over 120 days past due at the end of the quarter are partially charged-off. For each of the periods ended September 30, 2007 and December 31, 2006, we used a historical loss ratio in auto lease finance contracts of approximately 23% and 20%, respectively. For the nine-month periods ended September 30, 2007 and 2006, $1.2 million and $1.7 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of the quarter are fully charged-off. For the nine-month periods ended September 30, 2007 and 2006, $621,000 and $577,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized total loss ratio on the leasing business was 2.71% and 2.65% for the quarter and nine-month period ended September 30, 2007, respectively, compared to 3.13% and 2.40% for the quarter and year ended December 31, 2006. The increase in the ratio of total loss on the leasing business during the nine-month period ended September 30, 2007 was due to the decrease in our lease portfolio. Our lease portfolio decreased to $401.2 million as of September 30, 2007, from $443.3 million at the end of fiscal 2006. However, for the nine-month period ended September 30, 2007, annualized net charge-offs in our leasing portfolio remained stable when compared to the year ended December 31, 2006. As of September 30, 2007, annualized net charge-offs in our leasing portfolio amounted to $11.2 million, compared to $11.3 million for the year ended December 31, 2006. This decreases resulted from the proactive actions we continued taking during the nine months ended September 30, 2007 in connection to our automobile leasing operations in an attempt to reduce possible future losses, as previously mentioned.

Annualized net charge-offs as a percentage of average loans was 0.87% and 0.84% for the quarter and nine-month period ended September 30, 2007, respectively, compared to 0.77% for the quarter ended June 30, 2007, and 1.10% and 0.97% for the quarter and year ended December 31, 2006, respectively. For the quarter and nine-month period ended September 30, 2006, this ratio was 1.22% and 0.93%, respectively. The increase in this ratio, when comparing the quarter ended September 30, 2007 with the second quarter of 2007 was mainly attributable to an increase in net charge off on commercial loans not secured by real estate and overdrafts. The decrease in this ratio, when comparing the quarter and nine-month period ended September 30, 2007 with the quarter and year ended December 31, 2006 and the same periods in 2006, was mainly attributable to the decrease in our inventory of repossessed vehicles, as previously mentioned.

Net charge-offs as a percentage of provision for loan and lease losses was 41.43% and 61.04% for the quarter and nine-month period ended September 30, 2007, respectively, compared to 95.60% for the quarter ended June 30, 2007, and 89.82% and 95.57% for the quarter and year ended December 31, 2006, respectively. The decrease in this ratio for the quarter and nine-month period ended September 30, 2007 was mainly caused by the specific allowance required by three business relationships, which became impaired during the third quarter of 2007, as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $29.9 million as of September 30, 2007 and $14.9 million as of December 31, 2006. This increase was mainly related to the acquisition of land and an office building to relocate our headquarters and administrative offices, as further explained below.

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

Deposits

Deposits are our primary source of funds. Average deposits amounted to $1.9 billion for each of the quarter and nine-month period ended September 30, 2007, compared to $1.739 billion for the year 2006. This increase in average deposits during the nine-month period ended September 30, 2007 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended September 30,			Year Ended December 31,
	2007			2006
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$119,737	6.42%	-%	$128,551	7.39%	-%
Money market deposits	18,044	0.97	2.79	25,470	1.46	2.29
NOW deposits	47,648	2.56	2.43	46,330	2.66	2.23
Savings deposits	144,446	7.75	2.50	184,824	10.63	2.37
Time certificates of deposit in denominations of $100,000 or more	231,961	12.44	4.99	205,510	11.82	4.30
Brokered certificates of deposits in denominations of $100,000 or more	1,210,476	64.94	5.11	1,034,893	59.54	4.78
Other time deposits	91,797	4.92	4.32	113,097	6.50	3.70
Total deposits	$1,864,109	100.00%		$1,738,675	100.00%

Total deposits at September 30, 2007 and December 31, 2006 were $1.964 billion and $1.905 billion, respectively, representing an increase of $58.6 million, or 4.10% on an annualized basis, during the nine-month period ended September 30, 2007. The following table presents the composition of our deposits by category as of the dates indicated:

	As of September 30,	As of December 31,
	2007	2006
	(In thousands)
Interest bearing deposits:
Now and money market	$68,754	$62,673
Savings	133,739	156,069
Brokered certificates of deposits in denominations of less than $100,000	181	707
Brokered certificates of deposits in denominations of $100,000 or more	1,304,178	1,225,449
Time certificates of deposits in denominations of $100,000 or more	241,022	224,741
Other time deposits	90,632	95,396
Total interest bearing deposits	$1,838,506	$1,765,035
Plus: non interest bearing deposits	125,443	140,321
Total deposits	$1,963,949	$1,905,356

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The decrease in savings accounts, and other time deposits in denominations of less than $100,000 was mainly attributable to the fierce competition for core deposits on the Island due to a reduction of local funding sources. This fierce competition for local deposits has made brokered deposits an attractive funding alternative, resulting in lower funding costs when compared to the unusually higher rates offered locally for time deposits. We decided to pursue the use of the brokered deposits alternative in an attempt to control the continuous increase in our funding cost.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	September 30, 2007	December 31, 2006
	(In thousands)
Three months or less	$370,877	$547,837
Over three months through six months	187,864	294,784
Over six months through 12 months	175,050	188,691
Over 12 months	811,409	418,878
Total	$1,545,200	$1,450,190

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended September 30, 2007 and the year ended December 31, 2006:

	Three Months Ended September 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at period-end	$361,414	$365,664
Average monthly balance outstanding during the period	352,691	432,459
Maximum aggregate balance outstanding at any month-end	361,414	501,182
Weighted average interest rate for the quarter	5.17%	4.94%
Weighted average interest rate for the last month	5.06%	5.27%
FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended September 30, 2007 and the year ended December 31, 2006:

	Three Months Ended September 30,	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at period-end	$468	$8,707
Average monthly balance outstanding during the period	565	19,016
Maximum aggregate balance outstanding at any month-end	476	121,292
Weighted average interest rate for the quarter	4.58%	5.06%
Weighted average interest rate for the last month	4.38%	5.51%

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings and our initial public offering. As of September 30, 2007 and December 31, 2006, total stockholders’ equity was $175.4 million and $169.9 million, respectively. In addition, the following items also impacted the Company’s stockholders’ equity:

•	the repurchase of 488,477 shares during 2006 in connection with a stock repurchase program approved by the Board of Directors in October 2005, which expired in October 2006;

•	the exercise of 150,000, 56,450, 7,000, 250,862 and 4,000 stock options in February 2006, June 2006, September 2006, February 2007 and July 2007, respectively; and

•	the repurchase of 285,368 shares during the second and third quarter of 2007 in connection with a stock repurchase program approved by the Board of Directors on May 31, 2007.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

As of September 30, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$223,782	11.01%	$	≥ 162,615	≥ 8.00%	N/A
Eurobank.	206,888	10.18		≥ 162,614	≥ 8.00	≥ 203,268	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,360	9.76		≥ 81,307	≥ 4.00	N/A
Eurobank	181,466	8.93		≥ 81,307	≥ 4.00	≥121,961	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,360	7.97		≥ 99,551	≥ 4.00	N/A
Eurobank..................	181,466	7.29		≥ 99,521	≥ 4.00	≥124,401	≥ 5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	$	≥ 154,038	≥ 8.00%	N/A
Eurobank.	198,179	10.29		≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25		≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29		≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92		≥ 99,679	≥ 4.00	N/A
Eurobank..................	178,871	7.18		≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank choose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and brokered time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of September 30, 2007 and December 31, 2006 totaled approximately $208.1 million and $300.4 million, respectively. Our Core Basis Surplus liquidity level was 5.0% and 8.9% as of the same periods, respectively. As of December 31, 2006, our Core Basic Surplus was impacted by an increase in interest bearing deposits and short-term investments in connection with the approximately $50.1 million in FHLB and FNMA debt securities we sold during that month. The funds generated thru this sale of securities were used to finance a portion of the loans origination during 2007. The decrease in our Core Basic Surplus liquidity level indicated above was mainly attributable to the reduction in interest-bearing deposits and short-term investments previously mentioned, and the use of investment securities as collateral for public funds deposits.

As mentioned above, in addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize FHLB advances and brokered and out-of-market certificates of deposit to meet our liquidity needs. Other funding alternatives are borrowing lines with brokers and the Federal Reserve Bank of New York, and unsecured lines of credit with correspondent banks.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of September 30, 2007, we had FHLB borrowing capacity of $44.6 million, including FHLB advances and securities sold under agreements to repurchase. Also, we had $357.1 million in pre-approved repurchase agreements with major brokers and banks totaling $357.1 million, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow from the Federal Reserve Bank using securities as collateral. Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million at September 30, 2007.

In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. As of September 30, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. We do not foresee any changes in our capital ratios that would restrict our ability to participate in the brokered deposit market.

Our minimum target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0%. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has characteristics, which make it impossible to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

Our net cash inflows from operating activities for the nine-month period ended September 30, 2007 were $36.3 million, compared to cash inflows of $56.3 million from operating activities for the year 2006. During the nine-month period ended September 30, 2007 and the year 2006, the net operating cash inflows resulted primarily from an increase in accrued interest payable, accrued expenses and other liabilities, and a net decrease in other assets.

Our net cash outflows from investing activities for the nine-month period ended September 30, 2007 were $86.3 million, compared to cash outflows of $137.7 million from investing activities for the year 2006. The net investing cash outflows experienced during the nine-month period ended September 30, 2007 and the year 2006 were primarily due to the growth in our loan and lease portfolio.

Our net cash inflows from financing activities for the nine-month period ended September 30, 2007 were $44.2 million, compared to cash inflows of $86.0 million from financing activities for the year 2006. During the nine-month period ended September 30, 2007 and the year 2006, the net financing cash inflows were primarily provided by the net increase in brokered deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied. At September 30, 2007, the Bank had interest rate swap agreements which converted $28.5 million of fixed rate time deposits to variable rate time deposits of which $10.3 million will mature in 2010 and 2013 and $18.2 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. In addition, as of September 30, 2007, Eurobank had $5.1 million related to an option and equity-based return derivative, which was purchased in February 2007 to fix the interest rate expense on a $25.0 million certificate of deposit. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the September 30, 2007 simulation, our model indicated no exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and brokered deposits, our primary funding source, from 30 days to approximately 1 ½ year. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At September 30, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.2 million, or 1.63% lower than the net interest income in the rates unchanged scenario, and $1.1 million, or 1.56%, lower than the net interest income in the rates unchanged scenario at the September 30, 2007 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $2.0 million, or 2.82% higher than the net interest income in the rates unchanged scenario, and $1.6 million, or 2.28%, higher than the net interest income in the rates unchanged scenario at the September 30, 2007 simulation with a 200 basis point decrease. At September 30, 2007, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $2.0 million, or 2.80%, higher than the net interest income in the rates unchanged scenario, and $3.7 million, or 5.17%, higher than the net interest income in the rate unchanged scenario at the September 30, 2007 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $2.5 million, or 3.51% higher than the net interest income in the rates unchanged scenario, and $3.6 million, or 5.02%, higher than the net interest income in the rates unchanged scenario at the September 30, 2007 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2007:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At September 30, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$3,715	5.17%
+100 basis points over year 1	2,009	2.80
- 100 basis points over year 1	(1,171)	(1.63)
- 200 basis points over year 1	(1,121)	(1.56)

Change in Future Net Interest Income Rate Shock Scenario - Year 2
At September 30, 2007
Change in Interest Rates	Dollar Change	Percentage Change
(Dollars in thousands)
+200 basis points over year 2	$3,610	5.02%
+100 basis points over year 2	2,524	3.51
- 100 basis points over year 2	2,029	2.82
- 200 basis points over year 2	1,638	2.28

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2007
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$—	$—	$468
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,907	3,231	2,835	16,475
Total	$1,907	$3,231	$2,835	$37,562

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

As of September 30, 2007 and December 31, 2006, we had commitments to extend credit of $311.1 million and $308.5 million, respectively. These commitments included standby letters of credit of $14.4 million and $8.4 million, for September 30, 2007 and December 31, 2006, respectively, and commercial letters of credit of $720,000 and $916,000 for the same periods, respectively.

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

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.   Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

Exhibit Number	Description of Exhibit

10.1(1)	Master Services Agreement by and between Eurobancshares, Inc. and Telefonica USA, Inc. as of August 6, 2007

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Confidential materials deleted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: November 9, 2007	By:	/s/ Rafael Arrillaga Torréns, Jr
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

By:	/s/ Yadira R. Mercado
Date: November 9, 2007	Yadira R. Mercado Chief Financial Officer