Form 10-K
period 2007-12-31
EUROBANCSHARES INC
filed 2008-03-13
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 000-50872

EUROBANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0608955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

State Road PR-1, Km. 24.5, Quebrada Arenas Ward, San Juan, Puerto Rico 00926
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
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non- accelerated filer  ☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the NASDAQ Global Select Market on such date, was approximately $71.7 million.

The number of shares outstanding of the issuer’s Common Stock as of March 13, 2008 was 19,143,315 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2007, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

ITEM 1. Business.

Overview

EuroBancshares, Inc. (the “Company,” “we,” “us,” “our,” or “ EuroBancshares” hereafter) is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros. As of December 31, 2007, we had, on a consolidated basis, total assets of $2.8 billion, net loans and leases of $1.8 billion, investment securities of $751.3 million, total deposits of $2.0 billion, and stockholders’ equity of $179.9 million.

Eurobank is a full-service Puerto Rico commercial bank with 26 branch network. We believe our branches are located within a convenient drive of approximately 80% of the population of Puerto Rico. The Bank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico and the United States, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, residential mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. As a traditional commercial bank, Eurobank earns interest on loans, leases and investment securities that are funded by customer deposits, borrowings, retained earnings and equity. The difference between the interest received and the interest paid has historically comprised the majority of our earnings.

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

Under the tradename “EuroLease,” we provide open-end lease financing to which the lessee is responsible for the residual value, if any, of the leased asset. This short to medium-term fixed rate financing blends well with our primarily floating rate commercial loan portfolio.

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

●
Provide Superior and Convenient Service to Our Customers. We strive to provide superior customer service through convenient access to Eurobank’s branches and personalized relationship banking. We have 26 branch offices strategically located within a convenient drive of approximately 80% of the island’s population. Under our business model, we provide each commercial customer with its own relationship manager for all its banking needs. These relationship managers and our executive management team regularly visit customers at their places of business.

●
Hire and Retain Well-Trained and Qualified Employees. We are continuing to grow our franchise by providing superior customer service through committed, qualified and relationship-oriented employees. We seek to hire experienced and qualified employees that prefer our relationship banking approach. These employees are specifically incited through our compensation program to leverage our commercial relationships by cross-selling our products and services to the owners, executives and employees of our business customers.

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

De Novo Branches

Between 2005 and 2007, we opened six new banking offices in Aguadilla, Canóvanas, Fajardo, Cayey, Cabo Rojo and Eurobank Plaza, located at our new headquarters. In July 2007, we closed the branch located at Luquillo, Puerto Rico. Our branches are located along the major vehicular arteries that encircle the Island, within a convenient drive of approximately 80% of the population of Puerto Rico.

Mergers and Acquisitions - BankTrust

On May 3, 2004, we acquired all of the capital stock of BankTrust; a Puerto Rico chartered commercial bank, through the merger of BankTrust with and into Eurobank. This was our latest material acquisition. The aggregate purchase price for the capital stock of BankTrust was $23.4 million, and consisted of the issuance of 683,304 shares of our common stock, 430,537 shares of our Series A Preferred Stock, and $6.5 million in cash. There were no changes in our Board of Directors or our senior management team as a result of the BankTrust acquisition. We funded a portion of the purchase price with proceeds we received from the issuance of 733,316 shares of our common stock at $8.13 per share in a private placement of our common stock to our existing stockholders and option holders. In connection with the private placement and the acquisition of BankTrust, our Board of Directors engaged an independent third-party financial advisor, Feldman Financial Advisors, Inc., to determine the fairness, from a financial point of view, to our stockholders of the merger consideration paid to BankTrust’s stockholders and the terms of the private placement. The acquisition was accounted for using the purchase method of accounting under accounting principles generally accepted in the United States of America.

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

Products and Services

Eurobank is engaged in substantially all of the business operations customarily conducted by independent financial institutions in Puerto Rico, including the acceptance of checking, savings and time deposits and the making of commercial and consumer loans, mortgage loans, real estate loans, lease financing, and other installment and term loans. Eurobank also offers trust and wealth management services. We provide our customers with internet banking, electronic funds transfers through ACH services, cash management, vault services, and loan and deposit sweep accounts. While we offer a wide variety of financial services to our customers, our primary products and services are grouped in the following categories: commercial banking, leasing (“EuroLease”), mortgage banking (“EuroMortgage”), and trust and wealth management. In addition, we provide automobile, property and casualty, credit life, and guaranteed auto protection insurance to customers in our market area through our other wholly-owned subsidiary, EuroSeguros. The following provides a summary description of our core products and services:

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

While we market a wide range of commercial banking products and services, emphasis is placed on our loan products. Each commercial lending branch has senior management with extensive lending experience. These managers exercise substantial authority over credit presentation and pricing initiatives, subject to centralized loan approvals for all unsecured credits and secured credits when exceeding individual manager’s limit, which range generally from $50,000 to $400,000. This decentralized management approach for secured credits, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The centralized approval process, however, provides credit control. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

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

At December 31, 2007, commercial loans totaled $1.1 billion, or 58.99% of our gross loan and lease portfolio, which included $792.3 million in commercial loans secured by real estate, some or which were granted with loan-to-values exceeding 100% and additional forms of collateral or guaranties were obtained. Commercial loans include lines of credit and commercial term loans to finance operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

Lines of credit are extended to businesses based on the financial strength and integrity of the borrower, generally have a maturity of one year or less, and can be secured or unsecured. Secured lines of credit are primarily collateralized by real estate, accounts receivable and inventory. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, LIBOR or another established index.

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

At December 31, 2007, construction loans totaled $203.3 million, or 10.96% of our gross loan and lease portfolio. We seek to market our construction loans to experienced developers who develop residential units throughout the island and whose peak maximum credit needs for a particular project generally are between $7.5 million and $10.0 million. Construction loans generally have terms of 18 months, with options to extend for additional periods to complete construction and sale of the units. We usually require a 20.0% equity capital investment by the developer and loan-to-value ratios of not more than 80.0% of anticipated completion value.

Over the last four years, our commercial and construction loans have grown 25.38% on a compounded basis. The following table shows end of period balances of commercial and construction loans for the periods indicated below:
As of December 31,
2007	2006	2005	2004	2003
		(In thousands)
$1,298,183	$1,160,308	$967,049	$786,438	$525,251

Our portfolio of commercial and construction loans is subject to certain risks, including: (1) a possible downturn in the Puerto Rico economy; (2) interest rate increases; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured loans and secured loans over individual manager’s limit, which range generally from $50,000 to $400,000; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Consumer Loans

Although Eurobank focuses on marketing commercial loans to local businesses, it also provides consumer credit and personal secured loans to the owners and employees of these businesses. At December 31, 2007, consumer loans totaled $58.5 million, or 3.15% of our gross loan and lease portfolio, which included a boat financing portfolio of $35.0 million and $780,000 in consumer loans secured by real estate. Our consumer loan portfolio is subject to certain risks, including: (1) amount of credit offered to consumers in the market; (2) interest rate increases; and (3) consumer bankruptcy laws which allow consumers to discharge certain debts. We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for loans in excess of individual manager’s limit, which range generally from $10,000 to $100,000; (3) strictly adhering to written credit policies; and (4) conducting an independent credit review.

Leasing Activities

We entered the leasing business in order to assist us in managing our interest rate risk. We determined that a short to medium-term fixed rate product, such as lease financings, was needed to mitigate our interest rate risk resulting from our high volume of variable rate commercial loans.

Under the tradename “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2007, we held $385.4 million in leases, representing 20.77% of our gross loan and lease portfolio. During 2007, approximately 97.03% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value and the numerous risk mitigation parameters that we utilize in the credit underwriting process. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the senior leasing officer, who has the authority to approve aggregate credit extensions of up to $175,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum dollar amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters, down payments and employment history parameters.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review includes the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For 2007, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers and to reduce risk of repossessions and future losses.

During 2007, approximately 62% of our new automobile leases were financed on a no residual value basis because the automobiles would be transferred to the lessee at the end of the lease term. For those that do have a residual value, the lessee is contractually responsible for the full residual amount at the end of the lease term. We do not have the risk of fluctuations in automobile values relative to residual value. Instead, our risk is a credit risk regarding whether the lessee will perform on its obligation to purchase the automobile at the end of the contract at residual value. In addition, in some instances EuroLease will refinance the automobile purchased at the residual value.

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

We believe the collection process is an integral component to a successful leasing business. Our collection efforts with respect to leases start 10 days after the due date of each lease. A collections staff of ten internal collectors and ten outside collectors is managed by a Collections Department Head, one Collections Manager and two supervisors.   To reinforce outside collectors, additional resources are obtained by hiring external collection agencies that provide support on certain accounts. Our internal collectors are responsible for all efforts to collect on leases under 30 days past due. If a customer cannot be reached by phone, the account is then assigned to the outside collector’s staff. When the account reaches 60 days past due, repossession efforts are started. If a customer does not deliver the automobile voluntarily, the case is referred to our outside collections lawyers. Most of our repossessions are voluntary. Court proceedings for repossession take approximately 60 days. Once repossessed, vehicles and equipment are initially recorded at the lower of net realizable value or book value at the date of repossession, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made quarterly after its repossession. Additional declines in value after repossession, if any, are charged to current operations. Gains or losses on disposition of repossessed assets and related maintenance expenses are included in current operations.

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Originations	$122,909	$147,352	$230,985	$257,808	$185,321
End of period balance	$385,390	$443,311	$487,863	$459,251	$315,935

Eurobank intends to maintain its lease origination volume at current levels and focus on improving the overall quality of the portfolio and service to its network of dealers. In doing so, we also intend to provide dealers, on a selective basis, with floor plan financing. We seek to avoid an excess concentration of leases as a percentage of interest-earning assets. Typically, we retain the right to service the leases we sell. During 2005, we sold approximately $29.9 million in leases. There was no sale of lease financing contracts during 2006 and 2007.

Mortgage Banking

Under the tradename “EuroMortgage,” Eurobank offers Federal National Mortgage Association, or FNMA, Veterans Affairs, or VA, and Federal Housing Administration, or FHA, and Freddie Mac loans, as well as conforming and non-conforming mortgage loans. We are an approved seller/servicer for Freddie Mac. Eurobank has continued to make inroads in the market by providing for the efficient and expeditious turnaround of new loan applications and by establishing certain strategic relationships that allow access to secondary mortgage markets on a best price basis. At December 31, 2007, residential mortgage loans, excluding loans held for sale, totaled $106.9 million, representing 5.76% of our gross loan and lease portfolio.

Our targeted market for mortgage banking is the financing of primary residential properties on the Island. We also provide mortgage banking services to our retail customers and to the owners, executives and employees of our targeted commercial customers. In addition, our salespeople engage in marketing and direct selling efforts to the general community and the units financed by our construction lending department. All mortgages originated by Eurobank are fixed-rate mortgages with a maximum term of 30 years. Part of the mortgage loans we originate are sold to other financial institutions with servicing released. We have been authorized by Freddie Mac to create mortgage loan pools to be sold in the secondary market. However, as of December 31, 2007, we had not created any such pool. It is our intention to create such pools in the future.

The following table sets forth the dollar volume of residential mortgage originations by Eurobank and the end of period balances of residential mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Originations	$56,975	$55,097	$21,112	$28,028	$53,880
End of period balance	$106,947	$76,277	$44,841	$51,730	$15,941

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

Trust and Wealth Management

Our Trust and Wealth Management Group, a division of Eurobank, was established to develop and cross-sell services related to the administration of retirement benefits plans, personal and corporate trust and wealth management services to the owners, executives and employees of our customer base. As of December 31, 2007, Eurobank had approximately $299.4 million in trust assets under management.

We offer a full array of investment products and services guided by an experienced and specialized team focused on serving our customers’ financial needs. This is part of our strategy of creating financial centers in which each customer may access a variety of integrated financial products and services. Investment products are offered through an association with National Financial Services, LLC, a registered broker-dealer. Our services include financial planning, estate planning, settlement, and investment management services to individuals and corporate customers. During 2007, 2006 and 2005, we traded approximately $37.3 million, $17.4 million and $36.2 million, respectively, in investment securities for our customers.

Municipal Finance

On September 21, 2007, Eurobank, our wholly-owned banking subsidiary, became a registered Bank Municipal Dealer pursuant to section 15B (a)(2) of the Securities Exchange Act of 1934.  As a result of this registration, Eurobank Municipal Finance Division, a division of Eurobank, can participate in the underwriting, trading and sales of municipal securities, and also provide financial advisory and consulting services for issuers in connection with the issuance of municipal securities, among other related activities.

On January 2, 2008, Eurobank entered into a Joint Account Agreement with Oppenheimer & Co. Inc., a New York corporation (“Oppenheimer”), for the purpose of jointly pursuing underwriting and other types of engagements with the Commonwealth of Puerto Rico and its municipalities and public corporations. This agreement, effective until December 31, 2008 and automatically renewable for one-year terms thereafter, calls for Eurobank and Oppenheimer to participate in the distribution of Puerto Rico bonds, as co-managers within the syndicate established for these purposes by the Puerto Rico Government Development Bank. During the term of the agreement, Eurobank and Oppenheimer will share fees and commissions generated from the assignments on a transaction-by-transaction basis.

Insurance

EuroSeguros primarily offers automobile, title, property and casualty, and guaranteed auto protection insurance to customers in our market area. Also, it offers credit life insurance for credit cards, residential mortgage and personal loans. EuroSeguros represents several insurance companies in Puerto Rico and is licensed and regulated by the Office of the Commissioner of Insurance of Puerto Rico.

EuroSeguros’ goal for the year 2008 is to continue working closely with Eurobank’s mortgage customers, leasing customers and branch professionals, while continuing to enhance personalized service to all of these customers.

International Banking Entities

We operate EBS Overseas, Inc., an IBE subsidiary of Eurobank. We also have an IBE that operates as a division of Eurobank under the name EBS International Bank. This IBE was acquired under the name of BT International in connection with the acquisition of BankTrust and changed to EBS International Bank on September 27, 2005. We have continued to operate EBS International Bank as a division of Eurobank and do not have immediate plans to transfer its assets to EBS Overseas, Inc.

IBEs are limited under the IBE Act with respect to the types of activities they can undertake. In general, IBEs may accept deposits or borrow money from other IBEs and from “foreign persons.” For purposes of the IBE Act, a “foreign person” is defined as anyone who is not a resident of Puerto Rico. IBEs are also permitted to engage in any activity that is financial in nature outside of Puerto Rico that is permissible for a bank holding company or a foreign office or subsidiary of a United States bank under applicable United States law. Typically, we borrow funds in the United States in the form of repurchase obligations or broker deposits (considered foreign under the IBE Act) and invest those funds primarily in U.S. Government Sponsored Agencies and obligations issued by U.S. Corporations, Mortgage Back Securities issued or guaranteed by U.S. Government Agencies, United States Treasury Obligations, U.S. Government Agencies Obligations, or U.S. Government Sponsored Agencies Obligations. The income earned from this activity is tax exempt. For more information regarding the regulation of IBEs, see the section of this Annual Report on Form 10-K captioned “Supervision and Regulation — International Banking Center Regulatory Act.”

EBS Overseas, Inc. is authorized to invest in notes and bonds issued by the U.S. government, the Commonwealth of Puerto Rico, other foreign governments and their agencies, and U.S. and foreign corporations. As of December 31, 2007, EBS Overseas’ investment portfolio consisted of the following: $162.0 million, or 24.70%, in mortgage-backed securities issued or guaranteed by government or government sponsored agencies, $114.9 million, or 17.52%, in U.S. government agency obligations, $371.6 million, or 56.64%, in mortgage-backed securities issued by U.S. corporations, $4.7 million, or 0.72%, in Puerto Rico Public Authorities, and $2.7 million, or 0.42%, in other debt securities.

We have structured EBS Overseas’ investment portfolio in an effort to improve our net interest margin in the future. The maturities on debt obligations in EBS Overseas’ investment portfolio range from 3 to 5 years with an estimated average maturity as of December 31, 2007 of 0.8 years. Except for approximately $4.9 million in a hybrid annual, one year LIBOR adjustable rate, mortgage-backed security with an original estimated average maturity of 11.0 years, the original estimated average maturities of mortgage-backed securities in the portfolio range from 2 to 7.5 years, with an average maturity as of December 31, 2007 of approximately 5.8 years.

As of December 31, 2007, EBS Overseas had total assets of approximately $687.2 million, repurchase obligations of approximately $273.0 million, borrowings from EBS International Bank of approximately $355.4 million and stockholders’ equity of approximately $56.0 million. Further, as of December 31, 2007, EBS International Bank had total assets of approximately $565.1 million, deposits of approximately $356.7 million, and repurchase agreements of approximately $203.4 million.

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

For more detail on notes payable to statutory trusts please refer to “Note 16 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

Market

We consider our primary market area to be the island of Puerto Rico. We serve this market through our main office and branches in the greater metropolitan area of San Juan and our branches strategically located within a convenient drive of approximately 80% of the island’s population. Puerto Rico is the fourth largest of the Caribbean Islands and is located approximately 1,100 miles southeast of Miami. It is approximately 100 miles long and 35 miles wide.

Puerto Rico came under United States sovereignty in 1898 and obtained commonwealth status in 1952. Puerto Ricans have been citizens of the United States since 1917. The United States and Puerto Rico share a common defense, market and currency. The Commonwealth of Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. Most federal taxes, except those such as Social Security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on income earned in Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000, compared to 3.5 million in 1990. As of 2006, the population of Puerto Rico was estimated at 3.9 million, of which approximately one third lives within the San Juan metropolitan area.

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

As of December 31, 2007, there were 13 FDIC-insured commercial bank and trust companies operating in Puerto Rico. Total assets of these institutions as of December 31, 2007 were $98.6 billion. As of December 31, 2007, there were 35 International Banking Entities operating in Puerto Rico licensed to conduct offshore banking transactions, with total assets of $75.8 billion. As of December 31, 2007, Eurobank held 3.23% of the deposits held by FDIC insured financial institutions in Puerto Rico.

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

Employees

We had approximately 517 full-time equivalent employees as of December 31, 2007. Our future success will depend in part on our ability to attract, retain and motivate highly qualified management and other personnel. We provide health, life and disability coverage for our employees and make contributions on behalf of eligible employees under a plan intended to qualify as a simplified employee pension plan under the Puerto Rico Internal Revenue Code. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

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

On March 13, 2007, EuroBancshares’ subsidiary bank, Eurobank, entered into a Stipulation and Consent Order with the FDIC agreeing to the issuance of a Cease and Desist Order. The order was based upon examination results which indicated that the Bank’s Bank Secrecy Act/Anti-Money Laundering Program was not fully in compliance with the requirements of the BSA laws, regulations, and guidance. For additional information, see the section of this report captioned “Anti-Terrorism Legislation” on page 15.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2007, our Tier 1 risk-based capital ratio was 9.54% and its total risk-based capital ratio was 10.79%. Thus, EuroBancshares is considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2007, our leverage ratio was 7.55%.

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

As previously mentioned, on March 13, 2007, Eurobank, the wholly-owned banking subsidiary of EuroBancshares, Inc., and the Board of Directors of Eurobank executed and entered into, without admitting or denying the allegations, a Stipulation and Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corp. (the “FDIC”) agreeing to the issuance of a Cease and Desist Order. The order, which was issued by the FDIC on March 15, 2007, was based upon the findings of a joint examination of the Bank by the FDIC and the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions. There were no fines or civil money penalties imposed on the Bank in connection with the examination findings. The joint examination was concluded in October 2006 and the Bank signed the Stipulation on March 13, 2007.

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

In response to the requirements of the Order, management and the Board of Directors of the Bank are in the process of developing an enhanced corrective action plan designed to remediate the remaining deficiencies alleged in the Order and continue to need correction or enhancements.  As part of this process, the Bank has engaged an independent, third party consultant to assist with the development and implementation of its corrective action plan.

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

The Sarbanes-Oxley Act also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. EuroBancshares is required to include an internal control report containing management’s assertions regarding the effectiveness of its internal control structure and procedures over financial reporting. The internal control report must include statements regarding management’s responsibility for establishing and maintaining adequate internal control over financial reporting; management’s assessment as to the effectiveness of the company’s internal control over financial reporting, based on management’s evaluation of it as of year-end; and of the framework used as criteria for evaluating the effectiveness of the company’s internal control over financial reporting. The law also requires the company’s registered public accounting firm that issues the audit report to attest to, and report on the company’s internal controls over financial reporting in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, Eurobank was classified as “well-capitalized” as of December 31, 2007.

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

Broker Deposits

Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “broker deposits,” represented approximately 67.06% of Eurobank’s total deposits as of December 31, 2007. As previously mentioned, Eurobank is currently well-capitalized and therefore is not subject to any limitations with respect to its broker deposits.

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

In October 2006, as required by the Federal Deposit Insurance Reform Act of 2005, the FDIC issued a final rule to implement the one-time deposit insurance assessment credit.  During 2007, the FDIC applied an eligible institution's assessment credit (less any portion of the credit transferred to another institution) against the institution's future assessments to the maximum extent allowed by the statute. The one-time assessment credit could not be used to reduce FICO payments.  The one time assessment credit for Eurobank, our wholly owned banking subsidiary, amounted to approximately $669,000 and was used to reduce the FDIC’s new insurance premium assessment during 2007, as further explained below.

In November 2006, the FDIC adopted a final rule amending its assessment regulations to improve and modernize its operational systems for deposit insurance assessments. Since 2007, the FDIC has categorized each insured institution into one of four risk categories following a two-step process, which evaluate first the capital ratios of the insured institution and then, other relevant information.  The FDIC’s new insurance premium rates range between 5 and 43 cents per $100 in accessible deposits. For the year ended December 31, 2007, total FDIC insurance premiums amounted to $892,000, net of the one time assessment credit of $669,000, as previously explained.

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

Check Clearing for the 21st Century Act

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The law, which was not effective until October 28, 2004, gave “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make unsecured loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15.0% the sum of (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50.0% of the commercial bank’s retained earnings and (iv) any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2007, the legal lending limit for Eurobank under this provision was approximately $17.0 million. If such loans are secured by collateral worth at least 25.0% more than the amount of the loan, the aggregate maximum amount may reach one-third of the sum of Eurobank’s paid-in capital, reserve fund, 50% of retained earnings and any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time. As of December 31, 2007, the legal lending limit for Eurobank under this provision was approximately $37.8 million. There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans which are fully secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Puerto Rico Banking Law also requires that at least 10.0% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100.0% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2007, Eurobank had $8.0 million in its reserve fund.

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

Pursuant to the IBE Act and the IBE regulations, our IBEs must maintain books and records of all their transactions in the ordinary course of business. The IBEs are also required to submit to the Commissioner of Financial Institutions of Puerto Rico quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements for EBS Overseas, Inc.

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

We attempt to maintain an appropriate allowance for loan and lease losses to provide for losses inherent in our loan and lease portfolio. As of December 31, 2007, our allowance for loan and lease losses totaled $28.1 million, which represents approximately 1.51% of our total loans and leases. There is no precise method of predicting loan and lease losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan and lease losses and that we would need to make additional provisions to our allowance for loan and lease losses.

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

Under applicable law, there are quantitative limitations on the amount of loans we can make to one borrower or a group of related borrowers. As of December 31, 2007, our legal lending limit was approximately $17.0 million in the unsecured category, and approximately $37.8 million in the secured category. As of December 31, 2007, we had 18 individual borrowers with a loan principal balance of more than $10.0 million per borrower and another 30 individual borrowers with a loan principal balance of more than $5.0 million per borrower. Given the size of these current outstanding loans relative to our capital levels and earnings, a significant loss on any one of these credits could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles, and the loss of purchasers for our leases or a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles. As of December 31, 2007, the total amount of automobile leases was $379.2 million or 98.39% of our total leasing portfolio. We sometimes sell our leases to other financial institutions in order to manage our lease financing concentration. The loss of purchasers of our leases could cause us to reduce our lease originations, reducing our net income. Alternatively, we may increase the portion of the leases that we retain for our portfolio with the result that our exposure to automobile leases will increase. In addition, a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on short-term funding sources to meet our liquidity needs, such as broker deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or broker deposits. Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin. In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. As of December 31, 2007, broker deposits amounted to $1.3 billion, or approximately 67.06% of our total deposits, compared to broker deposits in the amount of $1.2 billion and $967.2 million, or approximately 64.35% and 55.77% of our total deposits, for the years 2006 and 2005, respectively. As of December 31, 2007, approximately $658.9 million in broker deposits, or approximately 49.30% of our total broker deposits, mature within one year. Our ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs, and the confidence of the market. In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using broker deposits as a short-term funding source.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers. These agreements are collateralized by some of our investment securities. As of December 31, 2007, our repurchase obligations totaled $496.4 million, of which $217.2 million, or approximately 43.76% of the total repurchase obligations, mature within one year. If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We have experienced rapid growth in recent years, and we may be unable to successfully continue to implement our growth strategy, which may adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our assets have grown rapidly in recent years. With the ultimate goal of increasing net income, we have grown our assets from $1.3 billion as of December 31, 2003 to $2.8 billion as of December 31, 2007. The types of assets on our balance sheet that have experienced the largest categorical increases are commercial loans and lease financings. We have funded this growth, in part, with broker deposits, FHLB advances, and other borrowings. These types of funds are generally more costly and volatile than traditional retail deposits.

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

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management. Rafael Arrillaga-Torréns, Jr., our President and Chief Executive Officer, has been instrumental in managing our business affairs. Our other senior executive officers have had, and will continue to have, a significant role in the development and management of our business. The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. We have not established a detailed management succession plan. Accordingly, should we lose the services of any of our senior executive officers, our Board of Directors may have to search outside of EuroBancshares for a qualified permanent replacement. This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement. We do not maintain key man life insurance policies on any of our senior executive officers. We currently do not have any employment agreements with our senior executive officers, with the exception of a Change in Control Agreement with Rafael Arrillaga-Torréns, Jr., our Chairman of the Board, President and Chief Executive Officer, and Yadira R. Mercado, our Executive Vice President and Chief Financial Officer. If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

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

On March 1, 2005, the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits. The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. As of December 31, 2007, we had $20.0 million in trust preferred securities of which all counted as Tier 1 capital.

A determination by the Federal Reserve Board not to continue to allow the inclusion of our junior subordinated debentures or the trust preferred securities in Tier 1 capital, or otherwise limiting the inclusion of such debentures or securities in Tier 1 capital, could have a material and adverse impact on our regulatory capital levels and cause our capital ratios to fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines. This could impact our ability to grow our assets. In addition, inadequate regulatory capital levels may result in the imposition of certain operating restrictions on us and Eurobank, including restrictions in using broker deposits as a short-term funding source.

Eurobank entered into a Cease and Desist Order with the FDIC regarding its compliance with anti-money laundering laws and the Bank Secrecy Act.

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

As of December 31, 2007, our executive officers and directors beneficially own 50.29% of the outstanding shares of our common stock. Accordingly, these executive officers and directors will be able to control, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2007, 998,570 shares of our common stock were issuable under options granted in connection with our stock option plans. In addition, 400,130 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. As of December 31, 2007, there were 19,093,315 shares of our common stock outstanding, which are freely tradable without restriction or further registration under the federal securities laws unless purchased or sold by our “affiliates” within the meaning of Rule 144 under the Securities Act.

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

Risks Relating to the Economic Environment

The ongoing economic crisis in Puerto Rico could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

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

In addition, the legislation mandates the establishment of measures to limit spending. These measures include a significant reduction in debt service due to the 1% of sales tax designated for debt service and restructuring of debt transactions, as well as a millionaire reduction in non-debt service expenses by planned savings in the health and education areas.

For the fiscal year ended June 30, 2007, the Puerto Rico Planning Board registered a contraction of 1.4% and estimates an additional decline of 1.8% for fiscal year ending June 30, 2008.

Certain sectors believe the revenue yield of the sales tax could be lower than previously expected because of tax exemptions included in the law. Also, these sectors believe the government's plan to reduce expenditures heavily depends on debt restructuring and health and education cuts, which could be in an early phase of development.

A period of reduced economic growth or recession, such as this, has had an adverse effect on the quality of our loan and corporate bond portfolios. During an economic downturn, affected borrowers may, among other things, be less likely to repay interest and principal on their loans or bonds as scheduled. Moreover, the value of real estate or other collateral that secures the loans and bonds could be adversely affected by an economic downturn. This would cause the number of foreclosures to increase and, therefore, decrease our ability to recover losses on such properties and assets.

If the economic slowdown persists, those adverse effects may continue and could result in increased delinquency rates in the short-term until the economy regains a more sustainable growth.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal offices, including the principal offices of the Bank, are located in our main office building at State Road PR-1, Km. 24.5, Quebrada Arenas Ward, in San Juan, Puerto Rico.

On February 6, 2007, Eurobank, our wholly-owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property includes a 57,187 square foot office building that consolidates our headquarters, administrative operations, and our leasing division. The purchase price for the property was $12,360,000. By December 2007, we had completed moving our headquarters, our leasing division, and almost all administrative departments to the new building. As of December 31, 2007, office building improvements amounted to $2.9 million.

Currently, in addition to the main office, we operate at 31 locations. The following is a list of our operating locations:

Location(1)	Lease Expiration Date(2)	Owned or Leased

Main Office:	N/A	Owned(3)
State Road PR-1, Km. 24.5
Quebrada Arenas Ward
San Juan, Puerto Rico 00926

Location(1)	Lease Expiration Date(2)	Owned or Leased

Departments
Trust and Wealth Management:	N/A	Owned(4)
Mezzanine
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

EuroMortgage:
State Road #190	6/30/2007(5)	Leased(6)
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Proof & Transit and Checking Accounts:
Old Corona Building	8/31/2007(5)	Leased
Building #5, Second Floor Local #3
Santurce, Puerto Rico 00907

Mortgage Center:
Urb. Villa del Rey #33	7/31/2008	Leased
Pino 2nd
Caguas, Puerto Rico 00725

Branches
Aguadilla Branch	10/31/2006(7)	Leased
State Road No. PR2, Km. 129.3
Aguadilla, Puerto Rico 00603

Bayamón Branch	9/30/2017	Leased
Comerío Avenue, corner of Sierra Bayamón
Bayamón, Puerto Rico 00961

Cabo Rojo Branch	6/1/2027	Leased
State Road #100, Km. 5.5
Cabo Rojo, Puerto Rico 00623

Caguas I Branch	5/31/2007(5)	Leased
A-1 Muñoz Rivera Avenue
Caguas, Puerto Rico 00725

Caguas II Branch	6/30/2010	Leased
32 Acosta Street, corner of Ruiz Belvis
Caguas, Puerto Rico 00725

Canóvanas Branch	6/30/2025	Leased
Marginal PR-3, Km. 20.3
Canóvanas, Puerto Rico 00729

Carolina Branch	9/30/2007(5)	Leased(6)
State Road #190
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Cayey Branch	2/28/2029	Leased
State Road #1, Km. 56.2
Montellano Ward
Cayey, Puerto Rico 00736

Location(1)	Lease Expiration Date(2)	Owned or Leased

Cidra Branch	4/30/2006(5)	Leased
Luis Muñoz Rivera Street
corner of José de Diego
Cidra, Puerto Rico 00739

Condado Branch	6/30/2021	Leased
1408 Magdalena Avenue
Santurce, Puerto Rico 00907

Eurobank Plaza	N/A	Owned(3)
State Road PR-1, Km. 24.5
Quebrada Arenas Ward
San Juan, Puerto Rico 00926

Fajardo Branch	12/31/2026	Leased
State Road #3, Km. 4.5, Ramal 195
Fajardo, Puerto Rico 00738

Hatillo Branch	11/30/2032	Leased
State Road No. PR2, Km. 87.0
Hatillo, Puerto Rico 00659

Hato Rey Branch	N/A	Owned(4)
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Humacao Branch	5/31/2026	Leased
Plaza Mall Lot #3, State Road No. PR52
Corner State Road No. PR3
Humacao, Puerto Rico 00791

Manatí Branch	8/31/2011	Leased
State Road No. PR2, Km. 49.5
Manatí, Puerto Rico 00674

Ponce Salud Branch	5/1/2010	Leased
Thamar Building, Salud Street #32
Ponce, Puerto Rico 00731

Ponce Hostos Branch	10/31/2008	Leased
26 Hostos Avenue
Ponce, Puerto Rico 00731

Ponce Morell Campos Branch	3/30/2011	Leased
State Road #10, Km. 1.5
Ponce, Puerto Rico 00731

Ponce Marvesa Branch	12/31/2025	Leased
State Road 14 Km. 3.4
Machuelo Ward
Ponce, Puerto Rico 00731

Puerto Nuevo Branch	12/31/2011	Leased
1302 Jesús T. Piñero
Corner de Diego Avenue
San Juan, Puerto Rico 00921

San Francisco Branch	4/30/2011	Leased
Villas de San Francisco Shopping Center
85 de Diego Avenue
Río Piedras, Puerto Rico 00927

Location(1)	Lease Expiration Date(2)	Owned or Leased
San Lorenzo Branch	8/01/2008	Leased
155 South Luis Muñoz Rivera Street
San Lorenzo, Puerto Rico 00754

San Patricio Branch	4/30/2014	Leased
San Patricio Office Center
8 Tabonuco Street
Guaynabo, Puerto Rico 00969

Villa Palmera Branch	12/31/2008	Leased
Eduardo Conde Avenue
corner of Tapia Street
Santurce, Puerto Rico 00915

Mayagüez Branch	11/30/2025	Leased
State Road No. PR2, Km. 153.2
Mayagüez, Puerto Rico 00681

(1)
    As of December 31, 2007, Eurobank had two real estate properties for future branch development, of which one was leased from one of our directors; and other two land lots for future expansion of our headquarters.

(2)	Most of these leases have options for extensions. In addition, several have early termination clauses.

(3)
    The property owned by EuroBancshares located at State Road PR-1, Km. 24.5, in San Juan, includes a 57,187 square foot office building that consolidates our headquarters, administrative operations, and our leasing division.

(4)
    The property owned by EuroBancshares located at 270 Muñoz Rivera Avenue is part of a 180,000 square foot commercial office building. EuroBancshares owns a portion of the lobby area on the ground floor where it operates a branch, the mezzanine where it operates its trust business, and also owns the first floor of this office building, which is currently vacant. Until December 2007, our headquarters, as well as other administrative departments, were located on the first floor of this office building.

(5)
    The lease for these locations is expired, but Eurobank continues to pay rent to the lessor on a month-to-month basis. Eurobank believes that the lessor will not require Eurobank to vacate the premises in the immediate future.

(6)	These properties are leased from one of our directors.

(7)
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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades and is listed on the NASDAQ Global Select Market under the symbol “EUBK”. As of February 29, 2008, there were 20,082,398 shares issued and 19,143,315 shares outstanding held by 333 stockholders of record, including all directors and officers of EuroBancshares, Inc., and excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners is unknown to us at this time.

The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Select Market for the last two fiscal years:

Quarter Ended	High	Low

March 31, 2006	$15.13	$11.64
June 30, 2006	12.00	8.35
September 30, 2006	9.90	8.47
December 31, 2006	9.47	8.50

March 31, 2007	9.06	8.41
June 30, 2007	9.23	8.50
September 30, 2007	9.07	7.70
December 31, 2007	8.06	3.61

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

Securities Authorized for Issuance Under Equity Compensation Plans

Under the 2005 Stock Option Plan, approved at the 2005 annual meeting held at the main office of EuroBancshares on May 12, 2005, 700,000 shares of our common stock were reserved for issuance pursuant to the exercise of stock options granted under the plan. As of December 31, 2007, 299,870 options to acquire shares of our common stock have been granted under the 2005 Stock Option Plan. Since the 2005 Stock Options Plan was approved, no further options were permitted to be issued under the 2002 Stock Option Plan.

The following table presents information regarding our equity compensation plans at December 31, 2007:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
2002 Stock Option Plan	718,600	$7.95	—
2005 Stock Option Plan	279,970	8.19	400,130

ITEM 6. Selected Financial Data.

We derived our selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2007 from our audited consolidated financial statements and the notes thereto.

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

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$173,325	$162,146	$133,233	$95,394	$64,949
Total interest expense	105,470	95,363	64,936	41,481	31,922
Net interest income	67,855	66,783	68,297	53,913	33,027
Provision for loan and lease losses	25,348	16,903	12,775	7,100	6,451
Net interest income after provision for loan and lease losses	42,507	49,880	55,522	46,813	26,576
Noninterest income:
Service charges and other fees	9,585	8,476	9,069	8,057	5,456
Net loss on non-hedging derivatives	—	—	(944)	—	—
Gain on sale of loans and leases, net	380	401	945	1,395	3,547
(Loss) gain on sale of securities, net	—	(1,092)	(301)	—	707
(Loss) gain on sale of other real estate owned and repossessed assets, net	(1,286)	16	(1,040)	(359)	(663)
Total noninterest income	8,678	7,801	7,729	9,093	9,047
Noninterest expense:
Salaries and benefits	19,890	17,507	14,727	11,111	8,867
Professional fees	4,496	4,104	3,912	2,196	1,402
Other noninterest expense	23,839	21,775	19,005	15,635	12,039
Total noninterest expense	48,225	43,386	37,644	28,942	22,308
Income before income taxes and extraordinary gain		14,295	25,607	26,964	13,315
Income tax (benefit) / expense	(249)	6,283	9,077	8,663	3,432
Extraordinary gain(1)	—	—	—	4,419	—
Net income	$3,209	$8,012	$16,530	$22,720	$9,883
Common Share Data:
Earnings per common share — basic:
Income before extraordinary gain	$0.13	$0.38	$0.81	$1.08	$0.71
Extraordinary gain	—	—	—	0.27	—
Net income	0.13	0.38	0.81	1.35	0.71
Earnings per common share — diluted:
Income before extraordinary gain	0.13	0.37	0.78	1.04	0.69
Extraordinary gain	—	—	—	0.26	—
Net income	0.13	0.37	0.78	1.30	0.69

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003

Cash dividends declared	—	—	—	—	—
Book value per common share	8.86	8.32	7.95	7.54	4.67
Common shares outstanding at end of period	19,093,315	19,123,821	19,398,848	19,564,086	13,947,396
Average diluted shares outstanding	19,391,638	19,657,559	20,277,799	17,152,261	14,234,168
Balance Sheet Data (at end of period):
Total assets	$2,751,399	$2,500,920	$2,391,283	$2,102,789	$1,320,934
Investment securities available-for-sale	707,103	535,159	627,080	555,482	324,938
Investment securities held-to-maturity	30,845	38,433	42,471	49,504	—
Total loans and leases, net of unearned	1,857,219	1,750,838	1,577,196	1,387,613	899,392
Allowance for loan and lease losses	28,137	18,937	18,188	19,039	9,394
Deposits	1,993,046	1,905,356	1,734,128	1,409,036	984,549
Other borrowings	547,492	394,991	475,712	520,206	264,616
Total stockholders’ equity	179,918	169,878	164,967	158,302	65,075
Performance Ratios:
Return on average common stockholders’ equity(2)	1.96%	5.19%	10.70%	18.67%	16.50%
Return on average assets(3)	0.13	0.33	0.74	1.03	0.87
Net interest margin(4)	2.80	2.86	3.29	3.29	3.15
Efficiency ratio(5)	63.48	57.89	47.84	44.44	51.48
Loans and leases to deposits	93.25	91.89	90.95	98.48	91.35
Asset Quality Data:
Nonperforming loans and leases	$98,065	$49,978	$36,263	$40,533	$26,758
Other real estate owned and repossessed assets	13,534	13,048	9,517	6,441	6,417
Total nonperforming assets	111,599	63,026	45,780	46,974	33,175
Nonperforming assets to total assets	4.06%	2.52%	1.91%	2.23%	2.51%
Nonperforming loans to total loans and leases	5.28	2.85	2.30	2.92	2.98
Allowance for loan and lease losses to nonperforming loans	28.69	37.89	50.16	46.97	35.11
Allowance for loan and lease losses to total loans	1.51	1.08	1.15	1.37	1.04
Net charge-offs to average loans	0.90	0.97	0.92	0.69	0.47
Capital Ratios:
Leverage ratio	7.55%	7.92%	9.35%	9.91%	6.76%
Tier 1 risk-based capital	9.54	10.25	12.45	12.73	8.30
Total risk-based capital	10.79	11.25	13.49	13.94	11.60
Tangible common equity to tangible assets	6.15	6.44	6.91	7.54	4.93

(1)
Extraordinary gain resulting from the negative goodwill on the acquisition of BankTrust in 2004. The excess of the fair value of the assets acquired over the purchase price resulted in a negative goodwill of $5.7 million. The negative goodwill of BankTrust was allocated between a $4.4 million extraordinary gain, $670,000 of the fair value of intangible assets, net of their tax effect, and the $627,000 of the fair value of the acquired furniture, fixtures and equipment.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read together with the “Selected Consolidated Financial Data,” our consolidated financial statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros. As of December 31, 2007, we had, on a consolidated basis, total assets of $2.8 billion, net loans and leases of $1.8 billion, investment securities of $751.3 million, total deposits of $2.0 billion, and stockholders’ equity of $179.9 million. We currently operate through a network of 26 branch offices located throughout Puerto Rico.

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

2007 Key Performance Indicators

We believe the following were key indicators of our performance and results of operations in 2007:

●	our total assets grew to $2.751 billion at the end of 2007, representing an increase of 10.02%, from $2.501 billion at the end of 2006;

●	our net loans and leases grew to $1.830 billion at the end of 2007, representing an increase of 5.69%, from $1.732 billion at the end of 2006;

●	our investment securities grew to $751.3 million at the end of 2007, representing an increase of 30.00%, from $577.9 million at the end of 2006;

●	our total deposits grew to $1.993 billion at the end of 2007, representing an increase of 4.60%, from $1.905 billion at the end of 2006;

●	our nonperforming assets increased to $111.6 million, or by 77.07%, in 2007, from $63.0 million at the end of 2006;

●	our total revenue grew to $182.0 million in 2007, representing an increase of 7.09%, from $169.9 million in 2006;

●	our net interest margin and spread on a fully taxable equivalent basis was 2.80% and 2.29% in 2007, respectively, compared to 2.86% and 2.33% in 2006;

●	our provision for loan and lease losses grew to $25.3 million in 2007, representing an increase of 49.96%, from $16.9 million in 2006;

●	our total noninterest expense grew to $48.2 million in 2007, representing an increase of 11.15%, from $43.4 million in 2006; and

●	for 2007, we recorded a tax benefit of $249,000, compared to an income tax expense of $6.3 million for 2006.

These items, as well as other factors, resulted in a net income for 2007 of $3.2 million, compared to $8.0 million in 2006, or $0.13 per common share for 2007, compared to $0.37 per common share for 2006, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan and lease losses amounted to $28.1 million, $18.9 million and $18.2 million as of December 31, 2007, 2006 and 2005, respectively. Losses charged to the allowance amounted to $18.3 million, $18.8 million and $16.6 million as of December 31, 2007, 2006 and 2005, respectively. Recoveries were credited to the allowance in the amounts of $2.1 million, $2.6 million and $3.0 million for those same periods, respectively.

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

With the exception of residential mortgages with a 60% or lower loan-to-value, and the commercial and construction loans pools, loans that are more than 90 days delinquent result in an additional allowance. When commercial and construction loans become 90 days delinquent, or earlier if deemed by management, each is subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the review results, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy. For additional information relating to how each portion of the allowance for loan and lease losses is determined, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties are made periodically after their acquisition, as necessary. Valuations of repossessed assets are made periodically after their acquisition. For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Other real estate owned amounted to $8.1 million, $3.6 million and $1.5 million as of December 31, 2007, 2006 and 2005, respectively.

Other repossessed assets amounted to $5.4 million, $9.4 million and $8.0 million for those same periods, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation. For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. Repossessed vehicles amounted to $4.3 million, $8.3 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total loss ratio on sale of repossessed vehicles was 9.63%, 6.30% and 7.53% for those same years, respectively. The increase in our total loss ratio on the sale of repossessed vehicles during 2007 was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles in an attempt to expedite the disposition of slow moving inventory. This strategy resulted in an increase of approximately 39.18% in the number of repossessed vehicles in inventory over six months that were sold during 2007, when compared to 2006. During 2007, we sold 405 units in inventory over six months, compared to 291 units in inventory over six months sold during 2006. The decrease in our total loss ratio on the sale of repossessed vehicles during 2006 when compared with 2005 was mainly due to the net effect of: (i) an increase in the sale of damaged units previously adjusted for subsequent declines in value; (ii) the refinements made to our methodology for estimating net realizable value of vehicles upon repossession; and (iii) our decision to increase the valuation of repossessed vehicles, reducing the book value of the repossessed vehicle in an effort to expedite the disposition of slow moving inventory.

For the year ended December 31, 2007, the total gain on sale of repossessed equipment was $32,000, compared to a total loss of $413,000 and $169,000 for the years ended December 31, 2006 and 2005, respectively. Repossessed equipment amounted to $88,000, $39,000 and $210,000 for those same years, respectively. The decrease in the total loss on sale of repossessed equipment for year 2007 was mainly due to a decrease in the amount of repossessed equipment sold during 2007 when compared to 2006, and the fact that, during the fourth quarter of 2007, a specialized equipment was sold resulting in a gain of $5,000. During 2007, the total amount of repossessed equipment sold decreased by 71.57%, or by $638,000, to $253,000, from $891,000 in 2006. The increase in the total loss on sale of repossessed equipment for year 2006 was mainly due to the sale of damaged equipment previously adjusted for subsequent declines in value as part our strategy to aggressively dispose of deteriorated repossessed equipment.

For the year ended December 31, 2007, the total loss on sale of repossessed boats was $338,000, compared to $539,000 and $419,000 for the years ended December 31, 2006, and 2005, respectively. Total repossessed boats amounted to $991,000, $1.1 million and $1.5 million for those same years, respectively. The boat financing portfolio amounted to $35.0 million, $37.4 million and $39.7 million as of December 31, 2007, 2006 and 2005, respectively. The change in the total loss on sale of repossessed boats during 2007 and 2006 were mainly due to fluctuations in the amount of repossessed boats sold. During 2007, the total of repossessed boats sold decrease by 57.48%, or $1.5 million, to $1.1 million, from $2.6 million in 2006, after increasing by 137.76%, or $1.5 million, from $1.1 million in 2005. The decrease in the total loss on sale of repossessed boats during 2006 was mainly due to the sale of five high profile boats, which resulted in lower losses.

In 2007, the total loss on sale of OREO totaled $153,000 over seven properties sold with an aggregate book value of approximately $835,000, compared to a total gain on sale of OREO totaled $454,000 over eleven properties sold with an aggregate book value of approximately $4.0 million in 2006, and a total loss of $581,000 over nine properties sold with an aggregate book value of approximately $3.9 million in 2005. The total gain on sale of OREO in 2006 included a $362,000 gain from the sale of a real estate property during the second quarter of 2006.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Net Interest Income and Net Interest Margin

Net interest income, our principal source of earnings, is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $67.9 million during the year ended December 31, 2007, compared to $66.8 million during the year ended December 31, 2006 and $68.3 million during the year ended December 31, 2005, representing an increase of $1.1 million, or 1.60%, in 2007 and a decrease of $1.5 million, or 2.22%, in 2006. The increase in net interest income during 2007 resulted from the net effect of an increase in average interest earning assets and increased yields from higher interest rates, and an increase in average interest-bearing liabilities and increased cost of funds. The decrease in net interest income during 2006 was primarily due to increased cost of funds. Our net interest margin decreased to 2.80% for the year ended December 31, 2007, from 2.86% and 3.29% for the years ended December 31, 2006 and 2005. Our net interest spread decreased to 2.29% in 2007, from 2.33% in 2006 and 2.88% in 2005. These declines in the net interest margin and spread were primarily caused by the increase in the average cost of interest bearing liabilities as a result of the rising short-term interest rates and the LIBOR inverted curve, which increased at a faster rate than the yield on earning-assets; and to the fact that the increase in average deposits has been comprised substantially of broker deposits, a higher cost category, due to the fierce competitive local environment for core deposits, making broker deposits an attractive funding alternative. In addition, during 2007, our net interest margin and spread were also affected by decreases in the prime rate, primarily during the fourth quarter of 2007. During 2006, our net interest margin and spread were also affected by the write-off of $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures, as previously mentioned. Without the effect of the write-off of $626,000 in unamortized placement costs, net interest margin and spread on a fully taxable equivalent basis would have been 2.89% and 2.36% for the year ended December 31, 2006, respectively.

Our average interest-earning assets were $2.4 billion in 2007, compared to $2.3 billion in 2006 and $2.2 billion in 2005, representing increases of 2.25% in 2007 and 8.84% in 2006. Average net loans were $1.8 billion in 2007, compared to $1.6 billion in 2006 and $1.5 billion in 2005, representing increases of 8.34% and 11.79% in 2007 and 2006, respectively. Total interest income increased by 6.89% to $173.3 million in 2007, compared to $162.1 million in 2006, after increasing by 21.70% from $133.2 million in 2005. These increases in our interest income were mainly due to the organic growth of our loan portfolio. The average interest yield we received for interest-earning assets increased to 7.73% in 2007, from 7.53% in 2006, and from 6.69% in 2005. During 2007, the Federal Reserve Board’s interest rate cuts negatively impacted average yields on our commercial and construction loans since a significant portion of these portfolios were variable rate loans. As of December 31, 2007, approximately 75.38% of our commercial and construction loans were variable rate loans.

Average interest-bearing liabilities also increased by 2.96% to $2.2 billion in 2007, compared to $2.1 billion in 2006, after increasing by 9.69% from $1.9 billion in 2005. Total interest expense increased by 10.60% to $105.5 million in 2007, compared to $95.4 million in 2006, after increasing by 46.86% from $64.9 million in 2005. During 2007 and 2006, the increase in average liabilities had been substantially in broker deposits, higher rate time deposits driven by the extremely competitive local environment for core deposits, and other borrowings, all of which are higher cost categories resulting in increased interest expense. The average interest rate we paid for interest-bearing liabilities increased to 5.44% in 2007, from 5.20% in 2006, and from 3.81% in 2005.

The following table set forth, for the periods indicated, our average balances of assets, liabilities and stockholders’ equity, in addition to the major components of net interest income and our net interest margin. Net loans and leases shown on these tables include nonaccrual loans although interest accrued but not collected on these loans is placed in nonaccrual status and reversed against interest income.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,780,719	$143,360	8.13%	$1,643,587	$130,003	8.00%	$1,470,256	$107,971	7.41%
Securities of U.S. government agencies(3)	482,605	22,690	6.53	604,606	27,137	6.45	600,461	21,795	5.14
Other investment securities(3)	72,919	3,883	7.40	46,083	2,296	7.03	38,811	1,726	6.12
Puerto Rico government obligations(3)	8,149	385	6.57	9,397	412	6.29	8,783	352	5.67
Securities purchased under agreements to resell and federal funds sold	37,826	2,042	6.14	34,841	1,791	5.57	32,297	1,150	4.19
Interest-earning deposits	18,579	964	5.19	9,565	507	5.30	6,767	239	3.53
Total interest-earning assets	$2,400,797	$173,324	7.73%	$2,348,079	$162,146	7.53%	$2,157,375	$133,233	6.69%
Total noninterest-earning assets	100,660			80,735			77,612
TOTAL ASSETS	$2,501,457			$2,428,814			$2,234,987

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,361	$532	2.91%	$25,470	$584	2.31%	$51,787	$1,090	2.13%
NOW deposits	47,068	1,169	2.49	46,330	1,035	2.24	46,421	858	1.85
Savings deposits	141,120	3,497	2.48	184,824	4,386	2.37	254,923	5,861	2.30
Time certificates of deposit in denominations of $100,000 or more(4)	1,475,942	75,467	5.52	1,240,403	58,351	5.13	869,054	32,384	3.96
Other time deposits	91,887	4,041	4.37	113,097	4,189	3.71	152,787	4,741	3.11
Other borrowings(5)	397,415	20,794	6.95	499,275	26,818	7.17	548,141	20,002	4.81
Total interest-bearing liabilities	$2,171,893	$105,470	5.44%	$2,109,399	$95,363	5.20%	$1,923,113	$64,936	3.81%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,004			128,551			129,676
Other liabilities	35,735			25,830			16,962
Total noninterest-bearing liabilities	154,739			154,381			146,638
STOCKHOLDERS’ EQUITY	174,825			165,034			165,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,501,457			$2,428,814			$2,234,987
Net interest income(6)		$67,854			$66,783			$68,297
Net interest spread(7)			2.29%			2.33%			2.88%
Net interest margin(8)			2.80%			2.86%			3.29%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for the year ended December 31, 2007, a 43.5% tax rate for 2006, and a 41.5% tax rate for 2005.

(2)
The amortization of loan costs (fees) has been included in the calculation of interest income. Net loan costs were approximately $838,000, $539,000 and $780,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2007, 2006 and 2005 was $69.0 million, $37.3 million and $27.7 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)
For 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $616,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007. Without the effect of the capitalized interest of $616,000, our net interest margin and spread on a fully taxable basis for the year ended December 31, 2007 would have been 2.78% and 2.26%, respectively.

(5)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

(6)	Net interest income on a tax equivalent basis was $67.3 million, $67.2 million and $71.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(7)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(8)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2007 Over 2006 Increases/(Decreases) Due to Change in			2006 Over 2005 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$10,847	$2,510	$13,357	$12,729	$9,303	$22,032
Securities of U.S. government agencies	(5,476)	1,029	(4,447)	150	5,192	5,342
Other investment securities	1,337	250	1,587	323	247	570
Puerto Rico government obligations	(55)	28	(27)	25	35	60
Securities purchased under agreements to resell and federal funds sold	153	98	251	91	550	641
Interest-earning deposits	478	(21)	457	99	169	268
Total interest-earning assets	$7,284	$3,894	$11,178	$13,417	$15,496	$28,913
INTEREST PAID ON:
Money market deposits	$(163)	$111	$(52)	$(554)	$48	$(506)
NOW deposits	16	118	134	(2)	179	177
Savings deposits	(1,037)	148	(889)	(1,612)	137	(1,475)
Time certificates of deposit in denominations of $100,000 or more(2)	11,080	6,036	17,116	13,838	12,129	25,967
Other time deposits	(786)	608	(178)	(1,232)	680	(552)
Other borrowings(3)	(5,466)	(558)	(6,204)	(1,783)	8,599	6,816
Total interest-bearing liabilities	$3,644	$6,463	$10,107	$8,655	$21,772	$30,427
Net interest income	$3,640	$(2,569)	$1,071	$4,762	$(6,276)	$(1,514)

(1)
The amortization of loan costs (fees) has been included in the calculation of interest income. Net loan costs were approximately $838,000, $539,000 and $780,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2007, 2006 and 2005 was $69.0 million, $37.3 million and $27.7 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
For 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $616,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

(3)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a direct result of the periodic evaluation of the allowance for possible loan and lease losses, considering the growth in the loan portfolio, net-charge offs, delinquencies, related loss experience, current internal and external environmental factors, and overall economic conditions. We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, please see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

Our provision for loan and lease losses increased to $25.3 million in 2007, or 141.18% of net charge-offs, from $16.9 million in 2006, or 104.64% of net charge-offs, and from $12.8 million in 2005, or 93.75% of net charge-offs. The increase in our provision for loan and lease losses during 2007 when compared to the previous year was mainly caused by: i) three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million; ii) the increase in our loan portfolio; and iii) the overall economic conditions. The increase in the provision during 2006 when compared to 2005 resulted from the growth in our commercial and construction loan portfolio, but primarily from the deterioration of our leasing portfolio. Net charge-offs were $16.1 million in 2007, compared to $16.2 million in 2006, and to $13.6 million in 2005. For more detail on net charge-offs, please refer to the “Allowance for Loan and Lease Losses” section herein.

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

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges and other fees	$9,584	110.4%	$8,476	108.7%	$9,069	117.4%
Loss on sale of non-hedging derivatives, net	-	-	-	-	(944)	(12.2)
Gain on sale of loans and leases, net	380	4.4	401	5.1	945	12.2
Loss on sale of securities, net	-	-	(1,092)	(14.0)	(301)	(3.9)
(Loss) gain on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(1,286)	(14.8)	16	0.2	(1,040)	(13.5)

Total noninterest income	$8,678	100.0%	$7,801	100.0%	$7,729	100.0%

Our total noninterest income was $8.7 million in 2007, compared to $7.8 million in 2006 and $7.7 million in 2005, representing an increase of 11.24% in 2007, 0.93% in 2007 and 2006, respectively. Noninterest income represented approximately 0.4%, 0.3% and 0.4% of average assets in 2007, 2006 and 2005, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts, representing 110.4%, 108.7% and 117.4% of total noninterest income in 2007, 2006 and 2005, respectively. This income source for 2007 amounted to $9.6 million, compared to $8.5 million in 2006 and $9.1 million in 2005. The increase in 2007 was mainly due to an increase in non-sufficient fund charges on deposit accounts, ATM merchant fees, trust fees, other fees on loan accounts, leasing license commissions, and an increase in miscellaneous income mainly related to our credit card operations. The decrease in 2006 was mainly due to a decrease in trust fees and non-sufficient fund charges on deposit accounts.

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

During 2007, gain on sale of loans and leases amounted to $380,000, compared to $401,000 in 2006 and to $945,000 in 2005. Income from gain on sale of loans and leases as a percentage of total noninterest income was 4.4%, 5.1% and 12.2% in 2007, 2006 and 2005, respectively. This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts. During 2007, we sold $16.9 million in mortgage loans to other financial institutions, compared to $13.8 million in 2006 and $21.5 million in 2005. In addition, during the third quarter 2007, we sold $298,000 in individual residential construction loans to other financial institution. We did not retain the servicing rights on these loans and we accounted for this transaction as a sale, resulting in a gain of approximately $380,000, $401,000 and $232,000 for those same periods. In June 2006, we became a Government National Mortgage Association issuer. In order to take advantage of this designation, we are increasing our volume of mortgage loans originations and have restructured the mortgage loans department to increase our sales in the secondary market. During 2007, our mortgage loan portfolio grew by $31.2 million, or by 40.37%, from $31.4 million, after increasing by 70.10% from $44.8 million in 2005.

In addition, in September 2005 and March 2005, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million and $14.9 million, respectively. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales, recognizing net gains of approximately $348,000 for the September 2005 sale and $365,000 for the March 2005 sale. We did not sell lease financing contracts during 2007 and 2006. We retained servicing responsibilities for the lease financing contracts sold.

During 2006, we recognized a $1.1 million loss on sale of $50.1 million in FHLB and mortgage backed securities, compared to a $301,000 loss on sale of $85.0 million in U.S. Treasury obligations available for sale in 2005. These investments were sold in an effort to improve the yields of the available for sale securities portfolio. There was no sale of investments in 2007.

Our final component of net noninterest income is the net gain or loss on the sale of other real estate owned, repossessed assets and other assets. During 2007, we experienced a net loss in this component of $1.3 million, compared to a net gain of $16,000 in 2006, and net losses of $1.0 million for the year ended December 31, 2005. The net loss on sale of other real estate owned, repossessed assets and other assets during 2007 was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles to expedite their disposition and avoid the build up of our repossessed vehicles inventory, primary during the first and second quarter of 2007. This strategy resulted in a significant reduction in the number of repossessed vehicles in inventory. During five quarters in a row, sales of repossessed vehicles exceeded the number of units repossessed. The number of repossessed vehicles in inventory as of December 31, 2007 decreased to 325 units, or by approximately 42%, from 564 units as of December 31, 2006, after increasing by 27.0% from 444 units as of December 31, 2005. This is the lowest level of repossessed vehicles in inventory since August 2005.

During 2006, the decrease in the net loss on sale of other real estate owned, repossessed assets and other assets was in part due to the sale of a real estate property during the second quarter of 2006, which resulted in a gain of approximately $362,000, but primarily to the refinements we made to our methodology for estimating the net realizable value of vehicles upon repossession and to our decision of increasing the valuation allowance of repossessed vehicles in an effort to expedite the disposition of slow moving inventory, as previously mentioned. We continue monitoring the repossessed vehicles inventory very closely and taking measures to expedite its disposition. For more details on repossessed assets please refer to the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Noninterest Expense

The following table set forth a summary of noninterest expenses for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	Amount%		Amount%		Amount%
	(Dollars in thousands)
Salaries and employee benefits	$19,890	41.1%	$17,507	40.3%	$14,727	39.2%
Occupancy and equipment	10,899	22.6	9,565	22.0	8,555	22.7
Professional services, including directors’ fees	4,496	9.3	4,104	9.5	3,912	10.4
Office supplies	1,375	2.9	1,394	3.2	1,163	3.1
Other real estate owned and other repossessed assets expenses	2,340	4.9	2,290	5.3	1,096	2.9
Promotion and advertising	1,492	3.1	1,200	2.8	686	1.8
Lease expenses	507	1.1	776	1.8	862	2.3
Insurance	1,865	3.9	1,053	2.4	1,095	2.9
Municipal and other taxes	1,837	3.8	1,657	3.8	1,674	4.4
Commissions and service fees credit and debit cards	1,445	3.0	1,324	3.1	1,364	3.6
Other noninterest expense	2,079	4.3	2,516	5.8	2,509	6.7
Total noninterest expense	$48,225	100.0%	$43,386	100.0%	$37,643	100.0%

Our total noninterest expense increased to $48.2 million in 2007, from $43.4 million in 2006 and $37.6 million in 2005. This represents a year over year increase in noninterest expense of 11.15% for 2007 and 15.26% for 2006. These increases are primarily attributable to increases in personnel and occupancy costs, professional services, and insurance expense, mainly related to the FDIC’s new insurance premium assessment. Noninterest expenses as a percentage of average assets increased to 1.93% in 2007, from 1.79% in 2006 and 1.68% in 2005. Our efficiency ratio was 63.48% in 2007, 57.9% in 2006 and 47.8% in 2005. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefit expenses increased to $19.9 million in 2007, from $17.5 million in 2006. This increase was mainly attributable to an increase of approximately $2.0 million in salary adjustments and expanded personnel for business growth, after considering a decrease of $1.1 million in costs deferred upon a reduction in leasing originations; a $202,000 increase related to the opening of four branches during 2007; and an increase of approximately $217,000 related to employees’ benefits, mainly related to an increase in the medical plan expense.

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

Occupancy and equipment expenses increased to $10.9 million in 2007 from $9.6 million in 2006. This increase was mainly attributable to an increase of approximately $350,000 related to the opening of our most four recent branches throughout 2007, an increase of approximately by $91,000 related to the growth of our residential mortgage business, and a increase of approximately $893,000 primarily related to an increase in utilities, equipment maintenance, property tax expenses, and data communications, and security services, of which approximately $157,000 was related to our new headquarters.

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

Professional and directors’ fees were $4.5 million, $4.1 million and $3.9 million, or 9.3%, 9.5% and 10.4% of total noninterest expenses, in 2007, 2006 and 2005, respectively. During 2007, the increase in professional and directors’ fees was mainly due to $580,000 in fees related to the information technology outsourcing agreement we entered with Telefónica Empresas in August 2007, which include one time fees of $73,000; $125,000 in legal fees related to this outsourcing agreement; $441,000 in other compliance consulting services, primarily in connection with the Cease and Desist Order, as previously mentioned; $61,000 in internal audit consulting services; and $14,000 in other legal fees in connection with our trust operations; net of $300,000 related to additional expenses billed during the first quarter of 2006 by our former external auditors in connection with year 2005 audit and compliance with the Sarbanes Oxley Act.

Our expenses related to OREO and repossessed assets remained at $2.3 million, or 4.9% and 5.3% of total interest expense in 2007 and 2006, respectively, compared to $1.1 million, or 2.9% of total noninterest expense in 2005. The increase in these expenses during 2006 was attributable primarily to the combined effect of an increase in the average number of repossessed vehicles in inventory, which resulted in increased repairs and maintenance expenses, and an increase in the valuation allowance of repossessed vehicles in an effort to expedite their disposition in the future. During 2006, the average number of repossessed vehicles in inventory increased by 56.98% to 540 units, when compared to 344 vehicles for 2005.

Promotion and advertising increased to $1.5 million in 2007, from $1.2 million and $686,000 in 2006 and 2005, respectively. These increases were mainly attributable to an advertising campaign, primarily related to our residential mortgage loan department, to take advantage of opportunities on the Island.

Insurance expenses increased to $1.9 million in 2007, from $1.1 million for each of the years ended December 31, 2006 and 2005, respectively. The increase in insurance expense during 2007 was mainly related to the FDIC’s new insurance premium assessment, which commenced in January 2007. For the year ended December 31, 2007, total FDIC insurance premiums amounted to $892,000, net of the one time assessment credit of $669,000, as previously explained, compared to $212,000 and $194,000 for years 2006 and 2005, respectively.

Lease expenses decreased by 34.66% to $507,000 in 2007, after decreasing by 9.98% to $776,000 in 2006, from $862,000 in 2005. These expenses are primarily comprised of registration costs on leased vehicles and license renewal expenses on repossessed vehicles. The decrease in leases expenses during 2007 and 2006 was mainly attributable to a reduction of 16.59% and 36.21% in lease portfolio originations for 2007 and 2006, respectively.

Other noninterest expenses decrease to $2.1 million for the year ended December 31, 2007, from $2.5 million for each of the years ended December 31, 2006 and 2005, respectively. During 2007, the decrease in other non-interest expenses was mainly associated with the provision for losses on off-balance sheet items and insurance claim receivables.

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

For the year ended December 31, 2007, we recorded an income tax benefit of $249,000 compared to an income tax expense of $6.3 million in 2006, and $9.1 million in 2005. Our income tax provision for year ended December 31, 2007, 2006 and 2005 was comprised of a current income tax expense of $4.4 million, $7.3 million and $1.8 million, respectively, and a deferred tax benefit of $4.6 million and $684,000 for 2007 and 2006, respectively, compared to a deferred tax expense of $7.3 million in 2005.

Our current income tax expense for the year ended December 31, 2007 decreased to $4.4 million, from $7.3 million in 2006, after increasing from $1.8 million in 2005. During 2007, the decrease in our current income tax expense was mainly due to the net effect of: (i) a reduction in our income before taxes; (ii) an increase in the net exempt income during 2007; (iii) the total consumption during the quarter ended March 31, 2006 of net operating losses (“NOLs”) from acquired financial institutions; and (iv) the termination on December 31, 2006 of the additional transitory taxes of 4.5% imposed by the Puerto Rico Legislature in 2006. The increase in our current income tax expense during 2006 was mainly due to the total consumption of NOLs from acquired institutions, which was substantially lesser than the amount consumed in 2005.

Our deferred tax benefit for the year ended December 31, 2007 increased to $4.6 million, from a deferred tax benefit of $684,000 in 2006, compared to a deferred tax expense of $7.3 million in 2005. During 2007, the increase in the deferred tax benefit was mainly due an increase in deferred tax assets mainly due to an increase in our provision for loan and lease losses as of December 31, 2007, primarily during the third quarter of 2007. The change in the deferred tax provision during 2006 was mainly due to the combined effect of: (i) a substantially lesser amount of NOLs from acquired institutions consumed during 2006 when compared to 2005; and (ii) a decrease in deferred loan and leases net origination costs.

As of December 31, 2007, 2006 and 2005 we had net deferred tax assets of $10.9 million, $6.3 million and $5.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies. We believe it is more likely than not that the benefits of these deductible differences at December 31, 2007 will be realized.

On December 14, 2007, the governor of Puerto Rico approved and signed Law No. 197, which offers tax credits to financial institutions on the financing of qualified residential mortgages. These tax credits vary based on whether the property to be financed is an existing dwelling or a new construction and whether it will be occupied by the buyer or is acquired for investment purposes. The tax credits are limited, subject to certain restrictions, to a maximum of a 20% of the property’s selling price, or $25,000, whichever is lower. This law expires on June 30, 2008 or when the tax credits granted reach the total allotted amount of $220.0 million, whichever occurs first. The tax credit will become available to us for the taxable years beginning after December 31, 2007 up to taxable year ended December 31, 2011 and it will not impact our net income tax provision.

On May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposed a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. The Company could use the payment in equal portions as a tax credit in the income tax return for the taxable years beginning after December 31, 2006. No income tax expense was recorded in 2006 related to this law since such prepayment was to be used as a tax credit in the income tax return of taxable years beginning after December 31, 2006.

On May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposed an additional transitory tax of 2% on taxable income. This tax was applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also stated that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

On August 1, 2005, the governor of Puerto Rico approved and signed Law No. 41, which imposed an additional transitory tax of 2.5% on taxable income. This additional tax increased the maximum statutory tax rate from 39.0% to 41.5% and is applicable to all corporations and partnerships with taxable income in excess of $20,000 during the taxable years beginning after December 31, 2004 and ending on or before December 31, 2006.

The approval of the additional transitory taxes of over the original maximum statutory tax rate of 39% as mentioned above, resulted in additional income tax expense of $755,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively.

Financial Condition

Our total assets as of December 31, 2007 were $2.8 billion, compared to $2.5 billion and $2.4 billion as of December 31, 2006 and 2005, respectively. The increase in our total assets during 2007 was primarily the net result of a decrease in securities purchased under agreements to resell, an increase in our investment securities portfolio, the organic growth of our loan portfolio, and an increase in premises and equipment. During 2006, the increase was primarily the net result of organic growth in our loan portfolio and a decrease in our investment portfolio.

Our total deposits increased by 4.60% to $2.0 billion in 2007, after increasing by 9.87% to $1.9 billion as of December 31, 2006, from $1.7 billion as of December 31, 2005. The increase in deposits during 2007 and 2006 was concentrated in broker deposits, as further explained below. Other borrowings increased to $547.5 million in 2007, after decreasing to $395.0 million as of December 31, 2006, from $475.7 million as of December 31, 2005. The increase in broker deposits and other borrowings during 2007 was mainly attributable to the fierce competition for core deposits on the Island due to a reduction of local funding sources. This fierce competition for local deposits has made broker deposits and other borrowings an attractive funding alternative, resulting in lower funding costs when compared to the unusually higher rates offered locally for time deposits. We decided to pursue the use of the broker deposits and other borrowings’ alternative in an attempt to control the continuous increase in our funding cost. In 2006, the decrease in other borrowings was mainly related to a decrease in securities sold under agreements to repurchase and the redemption of trust preferred securities, as previously mentioned.

Stockholders’ equity increased by 5.91% to $179.9 million as of December 31, 2007, representing an increase of $10.0 million from $169.9 million as of December 31, 2006. As of December 31, 2006, our stockholders’ equity was $169.9 million, representing an increase of 2.8% from $165.0 million as of December 31, 2005. Besides earnings and losses from operations, stock options exercised, a private placement, and stock repurchases, our stockholders’ equity was also impacted by accumulated an other comprehensive gain of $1.1 million during 2007 and other comprehensive losses of $7.6 million and $10.4 million during the years ended December 31, 2006 and 2005, respectively. In addition, during 2006, the Company’s stockholders’ equity was also affected by the cumulative effect of a $791,000 adjustment on the initial adoption of Staff Accounting Bulletin No. 108 (“SAB 108”). For more detail on the initial adoption of SAB 108, please refer to “Note 2(z) - Recently Issued Accounting Standards” to our consolidated financial statements.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2007, 2006 and 2005, we had $32.3 million, $49.1 million and $20.8 million, respectively, in interest-bearing deposits in other financial institutions. Also, we had $19.9 million, $51.2 million and $54.1 million in securities purchased under agreements to resell as of those same dates, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 5.83%, 5.46% and 4.80% for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2007:
U.S. government agencies obligations	$129,020	$129,398	$2,775	$2,762	$—	$—	$131,795	$132,160
Collateralized mortgage obligations	404,804	404,856	23,421	23,092	—	—	428,225	427,948
Mortgage-backed securities	163,552	164,390	4,649	4,598	—	—	168,201	168,988
State and municipal obligations	5,616	5,716	—	—	—	—	5,616	5,716
US Corporate Notes	3,000	2,744	—	—	—	—	3,000	2,744
Other investments	—	—	—	—	13,354	13,354	13,354	13,354
Total	$705,992	$707,104	$30,845	$30,452	$13,354	$13,354	$750,191	$750,910
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,333
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
State and municipal obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962
December 31, 2005:
U.S. government agencies obligations	$230,892	$227,081	$3,763	$3,663	$—	$—	$234,655	$230,744
Collateralized mortgage obligations	333,154	327,399	32,386	31,590	—	—	365,540	358,989
Mortgage-backed securities	65,560	64,779	6,322	6,158	—	—	71,882	70,937
State and municipal obligations	7,902	7,821	—	—	—	—	7,902	7,821
Other investments	—	—	—	—	10,652	10,652	10,652	10,652
Total	$637,508	$627,080	$42,471	$41,411	$10,652	$10,652	$690,631	$679,143

During 2007, the investment portfolio increased by approximately $173.4 million to $751.3 million as of December 31, 2007, from $577.9 million as of December 31, 2006. The increase during 2007 was primarily due to the net effect of:

•	the purchase of $315.2 million in mortgage-backed securities and $3.0 million in corporate debt;

•	prepayments of approximately $104.7 million on mortgage-backed securities and FHLB obligations; and

•	$52.7 million in a FNMA note and various US and Puerto Rico government agencies obligations that matured or were called-back during the year;

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

•
a $50.1 million sale of FHLB and mortgage backed securities available for sale with an average book yield of 3.64% at the time of sale, which were sold in December 2006 in an effort to improve our net interest margin resulting in a net loss on sale of investments of $1.1 million, as previously mentioned; and

•	a decrease of $38.3 million in US government agencies obligations due to monthly principal prepayments and maturity of FHLB, FNMA & FHLMC obligations and the redemption of FHLB stocks.

Before 2007, we were positioning our investment portfolio for an increase in interest rates by purchasing mostly investments with short term maturities or estimated maturities between 1½ to 4 years.  As part of this positioning, in the fourth quarter of 2006, we sold approximately $50.1 million of FHLB and mortgage-backed securities available for sale with an average yield of 3.64% since we expected an improvement in the yield curve during 2007.

During 2007, we continued analyzing different market opportunities in an attempt to improve the investment portfolio’s average yield and to maintain an adequate average life. During the second half of 2007, the market presented some good investment opportunities as a result of the liquidity crises faced by some banks and brokers in the mainland, which made them sell part of their investment securities portfolios at wider spreads to reduce their total assets.  We were able to acquire securities that improved our average yield and extended the average maturity of the portfolio. For the year ended December 31, 2007, we purchased approximately $318.2 million in mortgage-backed securities and corporate debt with an estimated average life of approximately 7.8 years and an estimated average yield of 6.02%. Purchased mortgage-backed securities included approximately $172.0 million in US agency obligations guaranteed by the US government sponsored enterprises and $142.2 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics.

For the year ended December 31, 2007, after the above-mentioned transactions, the estimated average maturity was approximately 4.8 years and the average yield was approximately 5.06%, compared to an estimated average maturity of 3.2 years and an average yield of 4.64% for the year ended December 31, 2006.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Year ended December 31, 2007
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available-for-sale:(1)(2)
U.S. government agencies obligations	$122,233	4.68%	$7,165	5.23%	$—	—%	$—	—%	$129,398	4.71%
Mortgage backed securities(3)	2,554	4.33	23,759	4.92	116,668	5.22	21,408	6.08	164,390	5.28
Collateral mortgage obligations(3)	25,411	4.02	246,576	4.97	132,869	5.58	—	—	404,856	5.11
State & political subdivisions	795	6.11	4,921	4.72	—	—	—	—	5,716	4.91
US Corporate Notes	2,744	6.79	—	—	—	—	—	—	2,744	6.79
Total investments available-for-sale	$153,737	4.61%	$282,421	4.97%	$249,537	5.41%	$21,408	6.08%	$707,104	5.08%

Investments held-to-maturity:(2)
U.S. government agencies obligations	$—	—%	$2,775	3.95%	$—	—%	$—	—%	$2,775	3.95%
Mortgage backed securities(3)	—	—	—	—	4,649	5.03	—	—	4,649	5.03%
Collateral mortgage obligations(3)	7,284	4.00	2,806	4.29	13,391	5.05	—	—	23,421	4.63
Total investments held-to-maturity	$7,284	4.00%	$5,581	4.12%	$17,980	5.04%	$—	—%	$30,845	4.63%

Other Investments:
FHLB stock	12,744	8.05%	—	—%	—	—%	—	—%	12,744	8.05%
Investment in statutory trust	—	—	—	—	—	—	610	8.11	610	8.11
Total other investments	$12,744	8.05%	$—	—%	$—	—%	$610	8.11%	$13,354	8.05%
Total investments	$173,765	4.83%	$288,002	4.95%	$267,517	5.39%	$22,018	6.14%	$751,303	5.11%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.83% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of December 31, 2007, our investment in other earning assets included $12.7 million in FHLB stock and $610,000 equity in our statutory trusts. The following table presents the balances of other earning assets as of the dates indicated:

	Year Ended December 31,
Type	2007	2006	2005
	(In thousands)
Statutory trusts	$610	$611	$1,382
FHLB stock	12,744	3,718	9,270
Total	$13,354	$4,329	$10,652

Dividends on FHLB stock amounted to $393,000, $528,000 and $380,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.4 million, $879,000, $936,000, $2.7 million and $6.8 million as of December 31, 2007, 2006, 2005 2004 and 2003, respectively:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Real estate secured	$900,036	$813,615	$658,123	$516,542	$317,491
Leases	385,390	443,311	487,863	459,251	315,935
Other commercial and industrial	302,530	297,512	272,205	243,603	177,989
Consumer	57,745	60,682	63,980	74,755	26,592
Real estate - construction	203,344	126,241	82,468	79,334	47,370
Other loans(1)	6,850	5,015	5,336	6,134	4,236
Gross loans and leases	$1,855,895	$1,746,376	$1,569,975	$1,379,619	$889,613
Plus: Deferred loan costs, net	2,366	4,880	7,442	6,480	4,707
Total loans, including deferred loan costs, net	$1,858,261	$1,751,256	$1,577,417	$1,386,099	$894,320
Less: Unearned income	(1,042)	(1,297)	(1,157)	(1,170)	(1,774)
Total loans, net of unearned income	$1,857,219	$1,749,959	$1,576,260	$1,384,929	$892,546
Less: Allowance for loan and lease losses	(28,137)	(18,937)	(18,188)	(19,039)	(9,394)
Loans, net	$1,829,082	$1,731,022	$1,558,072	$1,365,890	$883,152

(1)	Other loans are comprised of overdrawn deposit accounts.

As of December 31, 2007, 2006 and 2005, our total loans and leases, net of unearned income, were $1.9 billion, $1.7 billion and $1.6 billion, respectively. The increase in our loan and lease volume in 2007 and 2006 resulted from the organic growth of our operations. Our total loans and leases, net of unearned income as a percentage of total assets was 67.6%, 70.0% and 66.0% as of December 31, 2007, 2006 and 2005, respectively.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%. In those instances, additional forms of collateral or guaranties are obtained. Loans secured by real estate, excluding construction loans, equaled $900.0 million, $813.6 million and $658.1 million as of December 31, 2007, 2006 and 2005, respectively. The volume of our real estate loans has increased significantly as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 48.4% in 2007, from 46.6% in 2006, and from 41.9% in 2005.

Loans secured by real estate included residential mortgages amounting to $106.9 million as of December 31, 2007, which increased by $30.7 million, or by 40.21%, when compared to $76.3 million as of December 31, 2006, after increasing by 70.10% from $44.8 million as of December 31, 2005. These increases in residential mortgages mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island, as previously mentioned.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. We continue emphasizing on automobile leasing. For 2007, approximately 58.31% of our lease financing contracts originations were for new automobiles, approximately 38.72% were for used automobiles and the remaining 2.97% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $385.4 million as of December 31, 2007, from $443.3 million and $487.9 million as of December 31, 2006 and 2005, respectively. Lease financing contracts, as a percentage of total loans and leases were 20.8%, 25.4% and 31.0% at the end of 2007, 2006 and 2005, respectively. The decrease in our lease portfolio during 2007 and 2006 resulted from the proactive actions we started taking during the third quarter of 2005 to tightening our underwriting standards, enhance our collections efforts and strategically pare back our automobile leasing operations upon the deterioration of our lease portfolio, mainly during the last quarter of 2005. During September 2005 and March 2005, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.0 million and $14.9 million, respectively. We did not sell lease financing contracts during 2007 and 2006.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by accounts receivable and the assets being acquired, such as equipment or inventory, and other forms of collaterals or guaranties. Other commercial and industrial loans increased to $302.5 million as of December 31, 2007, from $297.5 million in 2006 and $272.2 million in 2005. The increase in other commercial and industrial loans in 2007 and 2006 was due to our organic growth. Other commercial and industrial loans as a percentage of total loans were 16.3%, 17.0%, and 17.3% at the end of 2007, 2006 and 2005, respectively.

Construction loans secured by real estate totaled $203.3 million, $126.2 million and $82.5 million as of December 31, 2007, 2006 and 2005, respectively. Construction loans secured by real estate as a percentage of total loans and leases were 10.96%, 7.2% and 5.3% for those same periods, respectively. During 2007 and 2006, the increase in construction loans secured by real estate resulted from of our organic growth, which was primarily comprised of loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination, except for 2004, when we acquired consumer loans in connection with our acquisition of former BankTrust. Consumer loans as a percentage of total loans and leases were 3.15%, 3.5% and 4.1% at the end of 2007, 2006 and 2005, respectively. Consumer loans as of December 31, 2007, 2006 and 2005 included a boat portfolio of $35.0 million, $37.4 million and $39.7 million, respectively; $13.4 million, $13.8 million and $15.3 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.3 million, $9.5 million and $9.0 million, respectively.

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

The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.4 million, as of December 31, 2007, excluding non-accrual loans amounting to $69.0 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of December 31, 2007
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$228,765	$283	$2,470	$532	$-	$232,050
Real estate — secured	246,775	198,878	224,188	132,240	14,158	816,239
Other commercial and industrial	229,046	24,229	31,199	1,970	11,301	297,715
Consumer	7,314	15,398	1,719	32,378	152	56,961
Leases	16,487	335,496	-	28,914	-	380,897
Other loans	5,727	-	-	-	-	5,727
Total	$734,114	$574,284	$259,576	$196,004	$25,611	$1,789,589

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $539.7 million as of December 31, 2007.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$29,075	$12,723	$8,560	$8,365	$9,700
Nonaccrual loans	68,990	37,255	27,703	32,168	17,058
Total nonperforming loans	98,065	49,978	36,263	40,533	26,758
Other real estate owned	8,125	3,629	1,542	2,875	2,774
Other repossessed assets	5,409	9,419	7,975	3,566	3,643
Total nonperforming assets	$111,599	$63,026	$45,780	$46,974	$33,175
Nonperforming loans to total loans and leases, net of unearned	5.28%	2.85%	2.30%	2.92%	2.98%
Nonperforming assets to total loans and leases, net of unearned, plus repossessed property	5.96	3.57	2.89	3.37	3.66
Nonperforming assets to total assets	4.06	2.52	1.91	2.23	2.51
Allowance for loan and lease losses to nonperforming loans	28.69	37.89	50.16	46.97	35.11

We continually review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured loans and secured loans over individual managers’ limit; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

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

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on a cost recovery method, until qualifying for return to accrual status.

Nonperforming assets consist of loans 90 days or more past due still accruing interest, loans and leases on non accrual status, OREO, and other repossessed assets. Non performing assets increased to $111.6 million as of December 31, 2007, from $63.0 million and $45.8 million as of December 31, 2006 and 2005, respectively. Nonperforming assets to total assets increased to 4.06% as of December 31, 2007, from 2.52% and 1.91% as of December 31, 2006 and 2005, respectively.

Non-performing loans are comprised of loans 90 days or more past due and still accruing interest, and loans and leases on nonaccrual status. The nonperforming loans increased to $98.1 million as of December 31, 2007, from $50.0 million as of December 31, 2006, after increasing by $13.7 million from $36.3 million as of December 31, 2005, as further explained below. Nonperforming loans to total loans increased to 5.28% as of December 31, 2007, from 2.85% and 2.30% as of December 31, 2006 and 2005, respectively.

The increase in nonperforming loans during 2007 was mainly due to combined effect of a $16.4 million increase in loans 90 days or more past due still accruing interest and an increase of $31.7 million nonaccrual loans. During 2007, the increase in loans 90 days or more past due still accruing interest was mainly due to the combined effect of: a $14.9 million increase in loans secured by real estate; a $747,000 increase in other commercial and industrial loans; a $381,000 increase in lease financing contracts; and a $195,000 increase in overdraft. Our historical losses on commercial and construction loans secured by real estate have been low. The $14.9 million increase in loans secured by real estate was mainly caused by two commercial business relationships of which one was in the construction industry amounting to $11.0 million and the other was in the dairy business amounting to $2.6 million, which was partially secured by real estate, and also had milk production quotas among other assets serving as collateral.

The $31.7 million increase in nonaccrual loans during 2007 was mainly due to the net effect of a $28.7 million increase in loans secured by real estate; a $4.5 million increase related to one construction business relationship, which was partially secured by real estate and also had other corporate guaranties; a $935,000 decrease in lease financing contracts; and a $513,000 decrease in marine loans. The $28.7 million increase loans secured by real estate was mainly caused by: (i) six commercial business relationships amounting to $11.9 million secured by real estate of which two amounting to $6.3 million were in the communication and service industries, respectively, three were in the commercial trade and/or construction industries amounting to $2.6 million, and another was in the elective health services industry amounting to $3.0 million; (ii) five commercial business relationships amounting to $14.4 million partially secured by real estate, of which two were in the dairy farm business amounting to $4.6 million and had milk production quotas servicing as collateral, and the other three were in the food retailing, security systems, and service industry; and (iii) other two in the general freight and health care industries, respectively, amounting to $2.2 million not secured by real estate.

The increase in nonperforming loans during 2006 was mainly due to the combined effect of a $4.2 million increase in loans 90 days or more past due still accruing interest and an increase of $9.6 million in nonaccrual loans. During 2006, the increase in loans 90 or more days still accruing interest was mainly concentrated in one business relationship secured by real estate for $4.3 million. The increase in nonaccrual loans during 2006 was mainly attributable to the combined effect of: an increase of $9.0 million in commercial and construction loans; and an increase of $843,000 in marine loans. The $9.0 million increase in nonaccrual commercial and construction loans included: five business relationships secured by real estate amounting to $6.2 million; and other three loans amounting to $1.5 million granted to a construction company, for which real estate collateral was held for approximately 50% of the total debt and proceeds from specific assignments of construction contracts were sufficient to repay the remaining balance. As of December 31, 2007, all nonperforming loans mentioned above remained in nonaccrual status.

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

As of December 31, 2007, our OREO consisted of 45 properties with an aggregate value of $8.1 million, compared to 18 properties with an aggregate value of $3.6 million as of December 31, 2006, and 13 properties with an aggregate value of $1.5 million as of December 31, 2005. During 2007, we repossessed 29 properties with an aggregate value of $5.4 million, of which eighteen were land lots in the amount of $1.1 million belonging to one commercial customer, and sold 7 properties with an aggregate value of $835,000. During 2006, we repossessed 22 properties with an aggregate value of $6.1 million and sold 12 properties with an aggregate value of $4.0 million.

Other repossessed assets as of December 31, 2007 were $5.4 million, compared to $9.4 million and $8.0 million as of December 31, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, other repossessed assets were comprised of: repossessed vehicles amounting to $4.3 million, $8.3 million and $6.2 million, respectively; repossessed boats amounting to $991,000, $1.1 million and $1.5 million, respectively; and repossessed equipment amounting to $88,000, $39,000 and $210,000, respectively. During 2007, the decrease in repossessed assets was mainly due to the net effect of: a decrease of $4.0 million in repossessed vehicles, a decrease of $94,000 in repossessed boats, and an increase of $49,000 in repossessed equipment. The decrease in repossessed vehicles during 2007 was mainly attributable to our strategy of being more aggressive in the sale of repossessed vehicles, primary during the first and second quarter of 2007. As previously mentioned, this strategy resulted in a significant reduction in the number of repossessed vehicles in inventory. This is the fifth quarter in a row in which the number of repossessed vehicles sold exceeded the number of units repossessed. The number of repossessed vehicles in inventory as of December 31, 2007 decreased to 325 units, or by approximately 42%, from 564 units as of December 31, 2006, after increasing by 27.02%, from 444 units as of December 31, 2005. Total repossessed and sold vehicles during 2007 were 1,616 and 1,855, respectively, compared to 1,865 and 1,708 in 2006, and to 1,397 and 1,121 in 2005.

During 2006, the increase in repossessed assets was mainly due to the net effect of: an increase of $2.1 million in repossessed vehicles, and a decrease of $444,000 and $171,000 in repossessed boats and equipment, respectively. The increase in repossessed assets during 2006 was mainly due to the deterioration of our lease portfolio. However, even though the number of repossessed vehicles in 2006 increased when compared to 2005, the net increase during 2006, in term of units, was lower as sales of repossessed assets also increased for 2006 as compared to 2005, as previously mentioned.

We continue monitoring the inventory of repossessed vehicles very closely and taking measures to expedite its disposition.

The ratio of nonperforming assets as a percentage of total loans and leases plus repossessed property (OREO and other repossessed assets) increased to 5.96% as of December 31, 2007, from 3.57% and 2.89% as of December 31, 2006 and 2005, respectively.

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

In addition, another component is used in the evaluation of the adequacy of the allowance. This additional component serves as a management tool to measure the probable effect that current internal and external environmental factors could have on the historical loss factors currently in use. Factors that we consider include, but are not limited to:

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

As mentioned above, our methodology for the determination of the adequacy of the allowance for loan and lease losses for impaired loans is based on classifications of loans and leases into various categories and the application of SFAS No. 114, as amended. As explained before, for non-classified loans, the estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on at least an annual basis. In addition, on a quarterly basis, the estimated allowance for non-classified loans is adjusted for the probable effect that current environmental factors could have on the historical loss factors currently in use. While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,804,099	$1,663,330	$1,487,850	$1,217,723	$842,033
Total loans and leases outstanding at end of period, including loans held for sale	1,858,579	1,750,838	1,577,196	1,387,613	899,392
Allowance for loan and lease losses:
Allowance at beginning of period	18,937	18,188	19,039	9,394	6,918
Charge-offs:
Real estate — secured	372	685	-	5	-
Commercial and industrial	3,122	3,050	4,848	3,329	966
Consumer	1,699	1,978	2,600	1,196	1,347
Leases	12,680	12,927	8,991	5,806	2,715
Other loans	398	149	150	164	37
Total charge-offs	18,271	18,789	16,589	10,500	5,065
Recoveries:
Real estate — secured	52	11	-	-	-
Commercial and industrial	319	534	486	154	160
Consumer	319	465	256	233	254
Leases	1,410	1,604	2,210	1,741	675
Other loans	23	21	11	15	1
Total recoveries	2,123	2,635	2,963	2,143	1,090
Net loan and lease charge-offs	16,148	16,154	13,626	8,357	3,975
Provision for loan and lease losses	25,348	16,903	12,775	7,100	6,451
Allowance of acquired bank — BankTrust (2004)	-	-	-	10,902	-
Allowance at end of period	$28,137	$18,937	$18,188	$19,039	$9,394
Ratios:
Net loan and lease charge-offs to average total loans	.90%	0.97%	0.92%	0.69%	0.47%
Allowance for loan and lease losses to total loans at end of period	1.51	1.08	1.15	1.37	1.04
Net loan and lease charge-offs to allowance for loan losses at end of period	57.39	85.30	74.92	43.89	42.31
Net loan and lease charge-offs to provision for loan and lease losses	63.71	95.57	106.66	117.70	61.62

The allowance for loan and lease losses increased by 48.6%, or $9.2 million, to $28.1 million as of December 31, 2007, after increasing by 4.1%, or $749,000, to $18.9 million in 2006, from $18.2 million in 2005. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.51% at the end of year 2007, from 1.08% in 2006, and 1.15% in 2005. The allowance for loan and lease losses is affected by net charge-offs, loan portfolio growth, and also by the provision for loan and lease losses for each related period, which, during 2007, was certainly impacted by the overall economic conditions. The increase in the allowance for loan and lease losses during 2007 was mainly caused by three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million, as previously mentioned. During 2006, the increase in the allowance for loans and lease losses was mainly related the loss trends in our leasing portfolio, as explained further below, and the growth in our loan portfolio. The loan portfolio growth during 2007 and 2006 was mostly concentrated in commercial loans secured by real estate, on which the loss of risk is lesser than in the other loan categories. We consider that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. Accordingly, all lease finance contracts that are over 120 days past due at the end of each quarter are partially charged-off. For each of the years ended December 31, 2007, 2006 and 2005, we used a historical loss ratio in lease finance contracts of approximately 23%, 20% and 15%, respectively. For the years ended December 31, 2007, 2006 and 2005, approximately $1.8 million, $2.5 million and $1.6 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of each quarter are fully charged-off. For the years ended December 31, 2007, 2006 and 2005, approximately $838,000, $781,000 and $1.3 million was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The net charge-off ratio on the leasing business was 2.71%, 2.40% and 1.81% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the net charge-off ratio on the leases business during 2007 was mainly due to the decrease in our lease portfolio. However, for 2007, the amount of net charge-offs in our leasing portfolio remained stable when compared to the year ended December 31, 2006. During 2006, the increase in the net charge-off ratio on the leases business was mainly due to the combined effect of portfolio deterioration and a decrease in our lease portfolio. Our lease portfolio decreased to $385.4 million as of December 31, 2007, from $443.3 million as of December 31,2006, and from $487.9 million at the end of fiscal year 2005. Net charge-offs in our leasing portfolio remaining at $11.3 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006, after increasing from $6.8 million for the year ended December 31, 2005. We have been closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses, as previously mentioned.

Net charge-offs as a percentage of average loans was 0.90%, 0.97% and 0.92% for the years 2007, 2006 and 2005, respectively. The decrease in this ratio during 2007 was mainly attributable to the decrease in our inventory of repossessed vehicles, as previously mentioned. During 2006, the increase in this ratio was mainly due to an increase in net charge-offs from our leasing portfolio, as further explained below.

Net charge-offs as a percentage of provision for loan and lease losses decreased to 63.7% as of December 31, 2007, from 95.6% in 2006, and from 106.7% in 2005. The decrease in this ratio during 2007 was mainly attributable to the increase in our provision for loan and lease losses to account for: i) the specific allowance required by three commercial business relationships, which became impaired during the third quarter of 2007, as previously mentioned; and ii) a deterioration in the overall economic conditions, as previously mentioned. During 2006, the decrease in this ratio was mainly a result of the increase in our provision for loan and lease losses to account for the loss trends in our leasing portfolio.

Net charge-offs were $16.1 million for the year ended December 31, 2007, compared to $16.2 million in 2006, and $13.6 million in 2005.

The change in net charge-offs for the year ended December 31, 2007, when compared to year ended December 31, 2006, resulted from: (i) a $354,000 decrease in net charge-offs from loans secured by real estate; (ii) $287,000 increase in net charge-offs from other commercial and industrial loans; (iii) $133,000 decrease in net charge-offs from consumer loans; (iv) a $53,000 decrease in net charge-offs from our leasing portfolio; and (v) a $247,000 increase in net charge-offs from overdrafts.

The increase in net charge-offs for the year ended December 31, 2006, when compared to year ended December 31, 2005, resulted mainly from: (i) a $4.5 million increase in net charge-offs from our leasing portfolio; (ii) a $1.8 million decrease in net charge-offs from other commercial and industrial loans; (iii) a $831,000 decrease in net charge-offs from consumer loans; and (iv) a $674,000 increase in net charge-offs from real estate secured loans. The increase in net charge-offs from our leasing portfolio was mainly attributable to the increase in the volume of repossessed assets, as explained before, and also to an increase in the initial market valuation of repossessed vehicles at the time of repossession, reducing the book value of repossessed vehicles.

Net charge offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 1.03% for our commercial loan portfolio that is not secured by real estate over the past five years. As previously mentioned, our historical losses through the years from our commercial loan portfolio secured by real estate have been low. However, because a significant portion of our business is focused on commercial lending, we have generally maintained a conservative allowance for our commercial loan portfolio. For the portion of our commercial loan portfolio adequately secured with real estate collateral, we maintain an allowance equal to 0.12% of the outstanding balance of such portfolio. The allowance for commercial loans that are not secured by real estate is equal to 4.22% of the outstanding portfolio balance.

Our consumer loan portfolio, excluding boat financing, has averaged a 3.55% net loss experience over the past five years. This is partially attributable to the fact that, in connection with our acquisitions of other banks, additional charge-offs have been recorded and additional allowances have been built into the transaction pricing to compensate for future losses. For our consumer loan portfolio, excluding boat financing, we maintain an allowance equal to 3.24% of the outstanding balance of such portfolio.

Our five-year old construction loan portfolio has no loss experience. Nevertheless, we maintain an allowance for this portfolio equal to 0.62% of the portfolio balance.

Our leasing portfolio has a 2.92% net loss experience over the last year. We maintain an allowance equal to 2.86% of the balance of this portfolio.

Our boat financing portfolio has a 1.76% net loss experience over the past four years. We maintain an allowance equal to 2.17% of the balance of this portfolio.

Although our mortgage portfolio has no loss experience, we maintain an allowance equal to 0.29% of this portfolio.

The table below presents an allocation for the allowance for loan and lease losses among the various loan categories and sets forth the percentage of loans and leases in each category to gross loans or leases. The allocation of the allowance for loan and lease losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions:

	As of December 31,
	2007		2006		2005		2004		2003
	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)
	(Dollars in thousands)
Allocated:
Real estate — construction	$1,263	10.96%	$610	7.23%	$714	5.25%	$1,200	5.75%	$464	5.32%
Real estate — secured	1,301	48.49	525	46.60	1,137	41.92	1,997	37.44	1,212	35.69
Commercial and industrial	12,760	16.30	4,836	17.03	4,597	17.34	6,470	17.66	4,067	20.01
Consumer	1,520	3.11	1,433	3.47	1,499	4.08	3,239	5.42	750	2.99
Leases	11,041	20.77	11,089	25.38	9,701	31.07	3,815	33.29	1,950	35.51
Other loans	252	0.37	436	0.29	212	0.34	134	0.44	21	0.48
Unallocated	—	—	8	—	328	—	2,184	—	930	—
Total allowance for loan and lease losses	$28,137	100.00%	$18,937	100.00%	$18,188	100.00%	$19,039	100.00%	$9,394	100.00%

(1)  Excludes mortgage loans held-for-sale.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $33.1 million as of December 31, 2007, compared to $14.9 million and $11.2 million at the end of year 2006 and 2005, respectively. The increase in nonearning assets during 2007 was primarily attributable to the purchase of land and an office building to serve as our new headquarters, as explained further below.

On February 6, 2007, Eurobank, our wholly owned banking subsidiary, closed on the purchase of land and an office building to serve as our new headquarters. The property, which is located in San Juan, includes a 57,187 square foot office building that consolidates our headquarters, administrative operations, and our leasing division. The purchase price for the property was $12,360,000. By December 2007, we had completed moving our headquarters, our leasing division, and almost all administrative departments to the new building. As of December 31, 2007, office building improvements amounted to $2.9 million. We anticipate that there may be a benefit from certain efficiencies associated with centralizing these operations in one location.

In addition, as of December 31, 2007, Eurobank had three land lots amounting to $1.4 million, of which one lot valued at $851,000 was purchased in April 2006 for future branch development, and the other two had an aggregate value of $549,000 and were purchased in December 2007 for future expansion of our headquarters.

Except for aforementioned acquisition, we have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. Average deposits for the years ended December 31, 2007, 2006 and 2005 were $1.893 billion, $1.739 billion and $1.505 billion, respectively. Average deposits grew by $154.7 million, or by 8.9%, in 2007, and by $234.0 million, or 15.6%, in 2006. The increase in average deposits for 2007 and 2006 was mainly concentrated in broker deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$119,004	6.29%	-%	$128,551	7.39%	-%	$129,676	8.62%	-%
Money market deposits	18,361	0.97	2.90	25,470	1.46	2.29	51,787	3.44	2.10
NOW deposits	47,068	2.49	2.23	46,330	2.66	2.23	46,421	3.09	1.85
Savings deposits	141,120	7.45	2.48	184,824	10.63	2.37	254,923	16.94	2.30
Time certificates of deposit in denominations of $100,000 or more	236,057	12.47	5.01	205,510	11.82	4.30	202,099	13.43	3.24
Broker certificates of deposits in denominations of $100,000 or more	1,239,885	65.49	5.13	1,034,893	59.54	4.78	666,955	44.33	3.87
Other time deposits	91,887	4.85	4.37	113,097	6.50	3.70	152,787	10.15	3.10
Total deposits	$1,836,382	100.00%		$1,738,675	100.00%		$1,504,648	100.00%

Total deposits as of December 31, 2007, 2006 and 2005 were $1.993 billion, $1.905 billion and $1.734 billion, respectively, representing an increase of $87.7 million, or 4.60%, in 2007 and $171.2 million, or 9.87%, in 2006. The following table presents the composition of our deposits by category as of the dates indicated:

	As of December 31,
	2007	2006	2005
	(In thousands)
Interest bearing deposits:
Now and money market	$60,893	$62,673	$70,962
Savings	131,604	156,069	223,665
Broker certificates of deposits in denominations of less than $100,000	104	707	2,972
Broker certificates of deposits in denominations of $100,000 or more	1,336,456	1,225,449	964,233
Time certificates of deposits in denominations of $100,000 or more	251,361	224,741	203,708
Other time deposits in denominations of less than $100,000 and IRAs	92,545	95,396	121,950
Total interest bearing deposits	$1,872,963	$1,765,035	$1,587,490
Plus: non interest bearing deposits	120,083	140,321	146,638
Total deposits	$1,993,046	$1,905,356	$1,734,128

As mentioned before, in addition to the deposits we generate locally, we have also accepted broker deposits to augment retail deposits and to fund asset growth. The decrease in now and money market accounts, savings accounts, and other time deposits in denominations of less than $100,000 was mainly due to the fierce competition for core deposits on the Island due to a reduction of local funding sources. This fierce competition for local deposits has made broker deposits an attractive alternative, resulting in lower funding costs when compared to the usually higher rates offered locally for time deposits. Also, as previously mentioned, we decided to pursue the use of broker deposits alternative in an attempt to control the continuous increase in our funding cost. Because broker deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated, excluding individual retirement accounts:

	As of December 31,
	2007	2006	2005
	(In thousands)
Three months or less	$360,168	$547,837	$421,582
Over three months through six months	318,440	294,784	250,982
Over six months through 12 months	195,976	188,691	184,880
Over 12 months	713,233	418,878	310,497
Total	$1,587,817	$1,450,190	$1,167,941

Other Sources of Funds

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for fiscal years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at period-end	$496,419	$365,664	$419,860
Average monthly aggregate balance outstanding during the period	372,935	432,459	489,110
Maximum aggregate balance outstanding at any month-end	496,419	501,182	614,650
Weighted average interest rate for the year	5.04%	4.94%	3.33%
Weighted average interest rate for the last month of the year	4.60%	5.27%	4.25%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for fiscal years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at period-end	$30,454	$8,707	$8,759
Average balance during the period	3,668	19,016	10,059
Maximum amount outstanding at any month-end	30,454	121,292	10,404
Weighted average interest rate for the year	5.26%	5.06%	4.93%
Weighted average interest rate for the last month of the year	4.64%	5.51%	5.37%

Notes Payable to Statutory Trusts

For more detail on notes payable to statutory trusts please refer to the business section of this Annual Report on Form 10-K captioned “Eurobank Statutory Trust I and II” and the “Note 16 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

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

In the past three years, our primary source of capital have been internally generated operating income through retained earnings. As of December 31, 2007, 2006 and 2005, total stockholders’ equity was $179.9 million, $169.9 million and $165.5 million, respectively. In addition, the following items also impacted our stockholders’ equity:

•
During 2007, a total of 254,862 stock options were exercised for the aggregate exercise price of $1.1 million, as follows: 250,862 on February 23, 2007 at an aggregate exercise price of $1.1 million; and 4,000 stock options on July 10, 2007 at an aggregate exercise price of $20,000.

•
Between the second and third quarter of 2007, we repurchased 285,368 shares for $2.5 million in connection with a stock repurchase program approved by the Board of Directors in May 2007, which was completed in September 2007.

•
In an effort to improve our net interest margin, on December 18, 2006, we redeemed $25.8 million of floating rate junior subordinated deferrable interest debentures bearing an interest rate of 8.99% at the time of redemption, upon which Eurobank Statutory Trust I, one of our non-banking subsidiaries, redeemed $25.0 million in trust preferred securities. Up to December 18, 2006, we included these trust-preferred securities as part of our tier 1 capital. We believe that remaining supplemental capital raised in connection with the issuance of trust preferred securities from Eurobank Statutory Trust II will allow us to achieve and maintain our status as a well-capitalized institution and to sustain our continued loan growth. For more detail on notes payable to statutory trusts please refer to “Note 16 - Notes Payable to Statutory Trusts” to our consolidated financial statements.

•
During 2006, a total of 213,450 options were exercised for the aggregate exercise price of $879,765, as follows: 7,000 options on September 13, 2006 at an aggregate exercise price of $44,390; 56,450 options on June 30, 2006 at an aggregate exercise price of $336,625; and 150,000 options on February 27, 2006 at an aggregate exercise price of $498,750.

•
During 2006 and 2005, we repurchased 488,477 shares for $5.5 million and 163,550 shares for $1.9 million, respectively, upon a stock repurchase program approved by our board of directors in October 2005, respectively, which expired in October 2006.

•	On November, 18, 2005, we recorded 1,688 for $22,000 shares as treasury stock as a result of a payment in lieu of foreclosure from a former borrower.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in this Annual Report on Form 10-K.

As of December 31, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. However, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using broker deposits as a short-term funding source. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$224,873	10.79%	$	≥ 166,720	≥ 8.00%	N/A
Eurobank	224,137	10.76		≥ 166,719	≥ 8.00	≥ 208,399	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,793	9.54		≥ 83,360	≥ 4.00	N/A
Eurobank	198,057	9.50		≥ 83,360	≥ 4.00	≥ 125,039	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,793	7.55		≥ 105,308	≥ 4.00	N/A
Eurobank	198,057	7.52		≥ 105,282	≥ 4.00	≥ 131,603	≥ 5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	$	≥ 154,038	≥ 8.00%	N/A
Eurobank	198,179	10.29		≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25		≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29		≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92		≥ 99,679	≥ 4.00	N/A
Eurobank	178,871	7.18		≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$238,570	13.49%	$	≥ 141,479	≥ 8.00%	N/A
Eurobank	190,070	10.72		≥ 141,836	≥ 8.00	≥ 177,295	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	220,157	12.45		≥ 70,740	≥ 4.00	N/A
Eurobank	151,657	8.55		≥ 70,918	≥ 4.00	≥ 106,377	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	220,157	9.35		≥ 94,199	≥ 4.00	N/A
Eurobank	151,657	6.44		≥ 94,172	≥ 4.00	≥ 117,714	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose the bank chose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities’ portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and broker time deposits availability are part of the bank's liquidity presentation. Our liquid assets at December 31, 2007, 2006 and 2005 totaled approximately $239.8 million, $300.4 million and $318.5 million, respectively. Our Core Basis Surplus liquidity level was 5.7%, 8.9% and 10.1% as of the same periods, respectively. As of December 31, 2006, our Core Basic Surplus was impacted by an increase in interest bearing deposits and short-term investments in connection with the approximately $50.1 million in FHLB and FNMA debt securities we sold during that month. The funds generated through this sale of securities were used to finance a portion of the loans origination during 2007. The decrease in our Core Basic Surplus liquidity level indicated above was mainly attributable to the reduction in interest-bearing deposits and short-term investments previously mentioned, and that the growth in the investment portfolio was funded mostly with repurchase agreements and other collateralized borrowings reducing the portion of unpledged securities to total assets compared to December 31, 2006.

As mentioned above, in addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize FHLB advances and broker and out-of-market certificates of deposit to meet our liquidity needs. Other funding alternatives are borrowing lines with brokers and the Federal Reserve Bank of New York, and unsecured lines of credit with correspondent banks.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of December 31, 2007, we had FHLB borrowing capacity of $21.4 million, including FHLB advances and securities sold under agreements to repurchase. Also, as of the same date, we had $376.0 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledge as collateral. Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million at December 31, 2007.

In order to participate in the broker time deposits market, we must be categorized as “well capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. As of December 31, 2007, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

Our minimum target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0%. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has unique characteristics, which make it very difficult to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, our asset quality and the historic stability of our core deposits, we have determined that our target liquidity ratio is adequate.

Our net cash inflows from operating activities for 2007 were $34.0 million, compared to cash inflows of $56.3 million and $44.1 million from operating activities for the year 2006 and 2005, respectively. The net operating cash inflows during 2007 and 2005 resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) an increase in accrued interest receivable; iii) an increase in accrued interest payable, accrued expenses and other liabilities; and iv) a net increase in other assets. During 2006, the net operating cash inflows resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) an increase in accrued interest receivable; iii) an increase in accrued interest payable, accrued expenses and other liabilities; and iv) a net decrease in other assets.

Our net cash outflows from investing activities for the years 2007, 2006 and 2005 were $281.7 million, $137.7 million and $319.6 million, respectively. The net investing cash outflows experienced in 2007 were primarily used for the growth in our investment and loan portfolios. During 2006, the net investing cash outflows experienced were primarily used for the growth in our loan portfolio. The higher net investing cash outflows experienced in 2005 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases and a growth in our loan and lease portfolio.

Our net cash inflows from financing activities for the years 2007, 2006 and 2005 were $238.1 million, $86.0 million and $277.9 million, respectively. The net financing cash inflows experienced in 2007 were primarily provided by a net increase in deposits and securities sold under agreement to repurchase and other borrowing. During 2006 and 2005, the net financing cash inflows were primarily provided by a net increase in deposits.

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

Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied. At December 31, 2007, the Bank had interest rate swap agreements which converted $28.4 million of fixed rate time deposits to variable rate time deposits of which $10.3 million will mature in 2010 and 2013 and $18.1 million with maturity between 2018 and 2023 but with semi-annual call options which match call options on the swaps. In addition, as of December 31, 2007, Eurobank had $4.0 million related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit. For more detail on derivative financial instruments please refer to “Note 15 - Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the December 31, 2007 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At December 31, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $609,000 , or 0.82% lower than the net interest income in the rates unchanged scenario, and $2.1 million, or 2.77% lower than the net interest income in the rates unchanged scenario at the December 31, 2007 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $4.6 million, or 6.24% higher than the net interest income in the rates unchanged scenario, and $744,000, or 1.00%, higher than the net interest income in the rates unchanged scenario at the December 31, 2007 simulation with a 200 basis point decrease. At December 31, 2007, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $503,000, or 0.68% higher than the net interest income in the rates unchanged scenario, and $292,000, or 0.39% higher than the net interest income in the rate unchanged scenario at the December 31, 2007 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $3.1 million, or 4.13% higher than the net interest income in the rates unchanged scenario, and $1.4 million, or 1.86% higher than the net interest income in the rates unchanged scenario at the December 31, 2007 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of December 31, 2007:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At December 31, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$292	0.39%
+100 basis points over year 1	503	0.68
- 100 basis points over year 1	(609)	(0.82)
- 200 basis points over year 1	(2,059)	(2.77)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At December 31, 2007
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$1,382	1.86%
+100 basis points over year 2	3,072	4.13
- 100 basis points over year 2	4,640	6.24
- 200 basis points over year 2	744	1.00

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2007
	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$30,000	$—	$—	$454
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,742	3,138	2,779	16,145
Total	$31,742	$3,138	$2,779	$37,218

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

As of December 31, 2007, 2006 and 2005, we had commitments to extend credit of $265.3 million, $308.5 million and $265.3 million, respectively. These commitments included standby letters of credit of $13.6 million, $8.4 million and $7.0 million as of December 31, 2007, 2006 and 2005, respectively, and commercial letters of credit of $1.5 million, $916,000 and $1.3 million for those same periods, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off-balance sheet arrangements, see “Note 26 — Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2(z) - Recently Issued Accounting Standards” to our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II, Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

Quarterly Selected Financial Data (Unaudited)

The following tables summarize unaudited quarterly results of operations for years ended December 31, 2007, 2006 and 2005.

	Year ended December 31, 2007
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$44,327,194	$43,734,653	$42,949,603	$42,313,742
Interest exp ense	28,084,689	26,624,695	25,507,208	25,253,744
Net interest income	16,242,505	17,109,958	17,442,395	17,059,998
Provision for loan and lease losses	6,881,000	9,594,000	3,594,000	5,279,000
Net interest income
after provision
for loan and lease losses	9,361,505	7,515,958	13,848,395	11,780,998
Total other income	2,410,272	2,212,540	2,132,675	1,922,710
Total other exp enses	11,488,227	12,341,740	12,265,054	12,129,823
Income before
income taxes	283,550	(2,613,242)	3,716,016	1,573,885
Income (benefit) tax	(218,428)	(1,378,559)	1,088,265	259,848
Net income (loss)	$501,978	$(1,234,683)	$2,627,751	$1,314,037
Earnings (loss) per share:
Basic	$0.02	$(0.07)	$0.13	$0.06
Diluted	$0.02	$(0.07)	$0.12	$0.06

	Year ended December 31, 2006
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$42,699,853	$41,895,851	$39,767,141	$37,782,974
Interest expense	26,898,186	25,315,546	22,750,837	20,398,777
Net interest income	15,801,667	16,580,305	17,016,304	17,384,197
Provision for loan and lease losses	5,274,000	4,849,000	3,390,000	3,390,000
Net interest income
after provision
for loan and lease losses	10,527,667	11,731,305	13,626,304	13,994,197
Total other income	1,109,307	1,778,375	2,546,822	2,366,049
Total other expenses	10,280,554	11,476,456	10,506,820	11,058,573
Income before
income taxes	1,356,420	2,033,224	5,666,306	5,301,673
Income tax	1,347,299	514,732	2,386,467	2,035,487
Net income	$9,121	$1,518,492	$3,279,839	$3,266,186

(Loss) earnings per share:
Basic	$(0.01)	$0.07	$0.16	$0.16
Diluted	$(0.01)	$0.07	$0.16	$0.15

	Year ended December 31, 2005
	Fourth	Third	S econd	First
	quarter	quarter	quarter	quarter
Interest income	$36,832,404	$34,713,785	$31,889,460	$29,796,832
Interest expense	19,143,116	17,622,676	14,684,896	13,485,061
Net interest income	17,689,288	17,091,109	17,204,564	16,311,771
Provision for loan and lease losses	6,435,000	3,015,000	2,075,000	1,250,000
Net interest income
after provision
for loan and lease losses	11,254,288	14,076,109	15,129,564	15,061,771
Total other income	1,794,212	2,467,971	2,566,147	900,802
Total other expenses	10,174,718	9,329,967	9,274,042	8,864,546
Income before
income taxes	2,873,782	7,214,113	8,421,669	7,098,027
Income tax	1,200,410	2,417,003	3,127,004	2,332,811
Net income	$1,673,372	$4,797,110	$5,294,665	$4,765,216

Earnings per share:
Basic	$0.08	$0.24	$0.26	$0.23
Diluted	$0.07	$0.23	$0.25	$0.23

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

On December 19, 2007, the SEC issued final rules amending and streamlining reporting requirements for smaller reporting companies. These rules eliminate Regulation S-B for small reporting companies and integrations those provisions into Regulation S-K and Regulation S-X. Among other things, these new rules, which became effective on February 4, 2008, (i) created a new category of filer, the “smaller reporting company,” which replaces the current “small business issuer” category; (ii) expanded the availability of scaled disclosure requirements to filers with a public float of less than $75 million (or where no public float or market price exists, less than $50 million in annual revenue); and (iii) moved the Regulation S-B reporting requirements to Regulation S-K and eliminate Regulation S-B and its various reporting forms, for example Form SB-2. In addition, these new rules allowed small reporting companies to choose the scaled reporting requirements on an à la carte basis, thereby permitting the company to choose its disclosure requirements on an item-by-item basis. While the Company has generally opted to continue its larger company disclosures consistent with past practices, in order to minimize the time, costs and expenses associated with obtaining the consent of its former auditors, the Company has elected to include two years of prior audited financial statement information consistent with the smaller reporting company requirements.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2007, our management assessed the effectiveness of the design and operation of EuroBancshares’ internal control over financial reporting. Based on this assessment, our management concluded that such internal control over financial reporting was effective. In making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EuroBancshares’ independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on management’s assessment of EuroBancshares’ internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm. The independent registered public accounting firm’s attestation report on our internal control over financial reporting is included as part of the Report of Independent Registered Public Accounting Firm to our consolidated financial statements, commencing at page F-1 of this Annual Report on Form 10-K.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information under the captions “Proposal Regarding Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

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

ITEM 11. Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

The information under the caption “Principal Auditor Fees and Services” in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for each of the years in the two-year period ended December 31, 2007
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the years in the two-year period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2007
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
10.4†
2005 Stock Option Plan for EuroBancshares, Inc., dated May 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on June 2, 2005)

10.5†
Change in Control Agreement, dated as of March 14, 2007, between EuroBancshares, Inc., Eurobank and Mr. Rafael Arrillaga-Torréns, Jr. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.6†
Change in Control Agreement, dated as of March 14, 2007, between EuroBancshares, Inc., Eurobank and Ms. Yadira R. Mercado (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.7†
Eurobank Master Trust Retirement Plan Program (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.8†
Form of EuroBancshares, Inc. Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.9†
Agreement and Plan of Merger, dated as of September 6, 2002, by and among EuroBancshares, Inc. and Banco Financiero de Puerto Rico (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.10
Agreement and Plan of Merger, dated as of February 24, 2004, by and among EuroBancshares, Inc., Eurobank, and The Bank & Trust of Puerto Rico (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.11
Stipulation and Consent to the Issuance of a Cease and Desist Order dated as of March 13, 2007, Eurobank, the Board of Directors of Eurobank and the FDIC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.12
Order to Cease and Desist Order dated as of March 15, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.13
Master Servicing Agreement, dated as of August 6, 2007, by and among EuroBancshares, Inc. and Telefónica Empresas (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-50872) previously filed by EuroBancshares, Inc. on November 9, 2007)

10.14
Joint Account Agreement, dated as of January 2, 2008, by and among Eurobank and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on January 7, 2008)

21
List of Subsidiaries of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

23.1*	Consent of Crowe Chizek and Company LLP, independent registered public accounting firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit Number	Description of Exhibit
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

* Filed with this Annual Report on Form 10-K.
† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: March 13, 2008	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2008	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: March 13, 2008	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 13, 2008	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez Director

Date: March 13, 2008	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar Director

Date: March 13, 2008	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni Director

Date: March 13, 2008	By:	/s/ Plácido González Córdova
Plácido González Córdova Director

Date: March 13, 2008	By:	/s/ Luis F. Hernández Santana
Luis F. Hernández Santana Director

Date: March 13, 2008	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía Director

Date: March 13, 2008	By:	/s/ Jaime Sifre Rodríguez
Jaime Sifre Rodríguez Director

Date: March 13, 2008	By:	/s/ William Torres Torres
William Torres Torres Director

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

(With Report of Independent Registered Public Accounting Firm Thereon)

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

INDEX
PAGE

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006	F-2

CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2007	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2007	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2007	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

i

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EuroBancshares, Inc. and Subsidiaries
San Juan, Puerto Rico

We have audited the accompanying consolidated balance sheets of EuroBancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. We also have audited EuroBancshares, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EuroBancshares, Inc. and Subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A.(b) of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EuroBancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, EuroBancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLP

Fort Lauderdale, Florida
March 11, 2008

Stamp No. 2205192 of the Puerto Rico
Society of Certified Public Accountants
Was affixed to the record copy of this report.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$15,866,221	$25,527,489
Interest bearing deposits	32,306,909	49,050,368
Securities purchased under agreements to resell	19,879,008	51,191,323
Investment securities available for sale	707,103,432	535,159,009
Investment securities held to maturity	30,845,218	38,432,820
Other investments	13,354,300	4,329,200
Loans held for sale	1,359,494	879,000
Loans, net of allowance for loan and lease losses
of $28,137,104 in 2007 and $18,936,841 in 2006	1,829,082,008	1,731,022,290
Accrued interest receivable	18,136,489	15,760,852
Customers’ liability on acceptances	430,767	1,561,736
Premises and equipment, net	33,083,169	14,889,456
Other assets	49,951,898	33,116,690
Total assets	$2,751,398,913	$2,500,920,233
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$120,082,912	$140,321,373
Interest bearing	1,872,963,402	1,765,034,834
Total deposits	1,993,046,314	1,905,356,207
Securities sold under agreements to repurchase	496,419,250	365,664,250
Acceptances outstanding	430,767	1,561,736
Advances from Federal Home Loan Bank	30,453,926	8,707,420
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	17,371,698	18,047,074
Accrued expenses and other liabilities	13,139,809	11,086,705
	2,571,480,764	2,331,042,392
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2007 and 2006	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued: 20,032,398 shares in 2007 and 19,777,536 shares in
2006; outstanding: 19,093,315 shares in 2007 and 19,123,821 in 2006	200,324	197,775
Capital paid in excess of par value	107,936,531	106,539,383
Retained earnings:
Reserve fund	8,029,106	7,553,381
Undivided profits	61,789,048	59,800,495
Treasury stock, 939,083 shares in 2007
and 653,715 shares in 2006, at cost	(9,910,458)	(7,410,711)
Accumulated other comprehensive gain (loss)	1,110,173	(7,565,907)
Total stockholders’ equity	179,918,149	169,877,841
Total liabilities and stockholders’ equity	$2,751,398,913	$2,500,920,233

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended December 31, 2007 and 2006

	2007	2006
Interest income:
Loans, including fees	$143,360,450	$130,003,150
Investment securities:
Taxable	12,152	371,546
Exempt	26,946,714	29,474,276
Interest-bearing deposits, securities purchased
under agreements to resell, and other	3,005,875	2,297,448
Total interest income	173,325,191	162,146,420
Interest expense:
Deposits	84,675,999	68,545,152
Securities sold under agreements to repurchase,
notes payable, and other	20,794,338	26,818,196
Total interest expense	105,470,337	95,363,348
Net interest income	67,854,854	66,783,072
Provision for loan and lease losses	25,348,000	16,903,000
Net interest income after provision for loan
and lease losses	42,506,854	49,880,072
Noninterest income:
Service charges - fees and other	9,584,533	8,475,600
Net loss on sale of securities	—	(1,091,627)
Net (loss) gain on sale of other real estate owned, repossessed
assets, and on disposition of other assets	(1,285,958)	16,092
Net gain on sale of loans	379,622	400,489
Total noninterest income	8,678,197	7,800,554
Noninterest expense:
Salaries and employee benefits	19,890,373	17,506,822
Occupancy	7,827,087	6,999,087
Furniture, fixtures and equipment	3,071,901	2,565,949
Professional services	4,496,283	4,104,442
Municipal and other taxes	1,836,783	1,657,111
Commissions and service fees	1,444,949	1,324,487
Office supplies	1,375,022	1,393,948
Insurance	1,865,353	1,052,922
Promotional	1,492,240	1,199,574
Other	4,924,851	5,581,389
Total noninterest expense	48,224,842	43,385,731
Income before income taxes	2,960,209	14,294,895
Provision for income taxes	(248,874)	6,283,010
Net income	$3,209,083	$8,011,885

Earnings per share:
Basic:	$0.13	$0.38

Diluted:	$0.13	$0.37

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
Years Ended December 31, 2007 and 2006

	2007	2006
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	197,775	195,641
Issuance of common stock and exercised stock options	2,549	2,134
Balance at end of period	200,324	197,775
Capital paid in excess of par value - common stock:
Balance at beginning of period	106,539,383	105,508,402
Issuance of common stock and exercised stock options	1,146,330	877,630
Stock based compensation	250,818	153,351
Balance at end of period	107,936,531	106,539,383
Reserve fund:
Balance at beginning of period	7,553,381	6,528,519
Transfer from undivided profits	475,725	1,024,862
Balance at end of period	8,029,106	7,553,381
Undivided profits:
Balance at beginning of period	59,800,495	54,348,750
Cumulative effect on initial adoption of SAB 108	—	(790,473)
Net income	3,209,083	8,011,885
Preferred stock dividends ($1.73 in 2007 and 2006 per share)	(744,805)	(744,805)
Transfer to reserve fund	(475,725)	(1,024,862)
Balance at end of period	61,789,048	59,800,495
Treasury stock
Balance at beginning of period	(7,410,711)	(1,946,052)
Purchase of common stock	(2,499,747)	(5,464,659)
Balance at end of period	(9,910,458)	(7,410,711)
Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of period	(7,565,907)	(10,431,650)
Unrealized net gain (loss) on investment securities available for sale	8,676,080	2,865,743
Balance at end of period	1,110,173	(7,565,907)
Total stockholders’ equity	$179,918,149	$169,877,841

Comprehensive income:
Net income	$3,209,083	$8,011,885
Other comprehensive income, net of tax:
Unrealized net gain on investment securities available for sale	8,676,080	1,774,116
Reclassification adjustment for realized loss included in net income	—	1,091,627
Unrealized net gain on investments securities
available for sale	8,676,080	2,865,743
Comprehensive income	$11,885,163	$10,877,628

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$3,209,083	$8,011,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,020,286	3,762,194
Provision for loan and lease losses	25,348,000	16,903,000
Stock-based employee compensation	250,817	153,351
Deferred tax and purchase of tax credits (benefit) provision	(4,636,938)	(1,059,470)
Net loss on sale of securities	—	1,091,627
Net gain on sale of loans	(379,622)	(400,489)
Net loss (gain) on sale of repossessed assets and on disposition of other assets	1,285,958	(16,092)
Net amortization of premiums and accretion of discount on investment securities	5,197,465	2,556,010
Valuation expense of repossesed assets	1,349,112	1,295,771
Decrease in deferred loan costs	2,513,927	2,561,702
Net effect of adjustment by SAB 108	—	(790,473)
Write-off notes payable to statutory trust placement costs	—	625,842
Origination of loans held for sale	(17,003,663)	(13,836,775)
Proceeds from sale of loans held for sale	17,387,492	14,237,263
Increase in accrued interest receivable	(2,375,637)	(781,068)
Net decrease (increase) in other assets	(1,941,420)	8,354,522
Increase in accrued interest payable, accrued expenses, and other liabilities	1,377,672	13,584,441
Net cash provided by operating activities	34,602,533	56,253,241

Cash flows from investing actitivies:
Net decrease in securities purchased under agreements to resell	31,312,315	2,941,350
Net decrease (increase) in interest-bearing deposits	16,743,459	(28,277,197)
Proceeds from sale of investment securities available for sale	—	48,992,897
Purchases of investment securities available for sale	(318,188,058)	(89,194,907)
Proceeds from principal payments and maturities of investment securities available for sale	149,866,240	131,490,329
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	7,443,335	3,887,363
Purchase of Federal Home Loan Bank Stocks	(14,802,500)	(1,175,200)
Proceeds from principal payments and maturities of Federal Home Loan Bank Stocks	5,775,900	6,727,000
Net increase in loans	(140,543,978)	(207,802,256)
Proceeds from sale of other assets	782,944	761,740
Capital expenditures	(20,749,454)	(6,020,879)
Net cash used in investing activities	(282,359,797)	(137,669,760)

Cash flows from financing activities:
Net increase in deposits	87,690,107	171,228,061
Increase (decrease) in securities sold under agreements to repurchase and other borrowings	130,755,000	(54,895,675)
Net increase (decrease) in Federal Home Loan Bank Advances	21,746,506	(51,206)
Repayment of note payable to trust	—	(25,000,000)
Dividends paid to preferred stockholders	(744,750)	(745,762)
Net proceeds from issuance of common stock	1,148,880	879,764
Purchase of common stock	(2,499,747)	(5,464,659)
Net cash provided by financing activities	238,095,996	85,950,523

Net (decrease) increase in cash and due from banks	(9,661,268)	4,534,004
Cash and cash due from banks beginning balance	25,527,489	20,993,485
Cash and due from banks ending balance	$15,866,221	$25,527,489

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(1)	Organization

EuroBancshares, Inc. (the Company or EuroBancshares) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the Bank). The Bank is a full service commercial bank with a delivery system of 26 branches in Puerto Rico. As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the board of governors of the Federal Reserve System.

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

(2)	Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include the allowance for loan and lease losses, fair value of financial instruments, derivatives, valuation of repossessed assets and deferred income tax. Therefore, actual results could differ from those estimates. Following is a description of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements:

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Due from banks and Cash Flow

For purposes of the presentation in the statements of cash flows, cash and due from banks are defined as those amounts included in the balance sheets caption cash and due from banks. For customer loan and deposits transactions, interest bearing deposits in other institutions, and federal funds purchased and repurchased agreements, net cash flows are reported.

(c)	Securities Purchased under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term investment transactions.

(d)	Investment Securities Available for Sale

Investment securities available for sale consist of bonds, notes, other debt securities, and certain equity securities not classified as trading or held-to-maturity securities. Investment securities available for sale are recorded at fair value and their unrealized gains and losses, net of tax, are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income until realized. Realized gains or losses on sales of investment securities available-for-sale are recognized when realized and are computed on the specific-identification basis.

Declines in fair value of securities below their cost that are deemed to be other than temporary result in an impairment that is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery or maturity and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

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

Investment securities held to maturity are carried at cost, adjusted for premium amortization and discount accretion. The amortization of premiums is deducted and the accretion of discounts is added to interest income based on a method that approximates the interest method over the outstanding period of the related investment securities. The Company classifies investments as held to maturity when it has the intent and the ability to hold the investment until maturity.

A decline in the fair value of the securities below their cost that is deemed to be other than temporary results in an impairment that is charged against earnings and a new cost basis for the security is established. To determine whether impairment is other than temporary, the Company considers whether evidence indicating that the cost of the investment is recoverable out weighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

(f)	Other Investments

Other investments include Federal Home Loan Bank (FHLB) stock and the equity investment in the unconsolidated statutory trusts. The FHLB stock is carried at cost, representing the amount for which the FHLB would redeem the stock. Investment in statutory trust is carried on the equity method of accounting.

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

The Company determines delinquency status based on contractual terms and generally classifies loans as nonperforming when they become 90 days past due, unless the loan is adequately collateralized and the Company is in the process of collection. All interest accrued but not collected for loans and leases that are placed on nonaccrual status is reversed against interest income. The interest on these loans is accounted for on a cost recovery method, until qualifying for return to accrual status.

The allowance for loan and lease losses is an estimate to provide for probable collection losses in the loan and lease portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.

On a quarterly basis, the Company effects partial charge-offs on all lease finance contracts that are over 120 days past due. Also, except for leases in a payment plan, bankruptcy or other legal proceedings, the Company charges-off most of our lease finance contracts that are over 365 days past due. This full charge-off is made on a quarterly basis. Closed-ends consumer loans are charged-off when 120 days in arrears. Revolving credit consumer loans are charged-off when 180 days in arrears.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

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

The general portion of the allowance for loan and lease losses is determined by applying historic loss factors to all categories of loans and leases outstanding in the portfolio. The Company uses historic loss factors determined over a period from 1 through 5 years, depending on the nature of the loan portfolio. At least on an annual basis, the historical loss factor is adjusted for each pool of loans to reflect any current conditions that are expected to result in loss recognition. Factors considered include, but are not limited to: effects of any changes in lending policies and procedures, including those for underwriting, collection, charged-offs, and recoveries; changes in the experience, ability, and depth of our lending management and staff; concentrations of credit that might affect loss experience across one or more components of the portfolio; levels of, and trends in, delinquencies and nonaccruals; and national and local economic business trends and conditions.

The resulting loss factors are then multiplied against the current period’s balance of unclassified loans to derive an estimated loss. Rates for each pool are based on those factors management believes are applicable to that pool. When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

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

In addition to our general allowance, specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans with a probable foreclosure, which must be measured at the fair value of the collateral. If impairment exists it is recorded through a valuation allowance. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest. The provision for loan and lease losses is adjusted in order to state the allowance for loan and lease losses to the required level as determined above.

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
Decemner 31, 2007 and 2006

(j)	Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (a) the assets have been isolated from the Company; (b) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (c) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

•	Derecognizes all assets sold;

•	Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale;

•	Initially measures, at fair value, assets obtained and liabilities incurred in a sale; and

•	Recognizes in earnings any gain or loss on the sale.

(k)	Premises and Equipment

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

(l)	Other Real Estate and Repossessed Assets

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

(m)	Trust Services

Trust fees are recorded on accrual basis at the time services are rendered. In connection with its trust activities, the Company administers and is custodian of assets, which amounted to approximately $299,445,000 and $235,263,000 at December 31, 2007 and 2006, respectively.

(n)	Securities Sold under Agreements to Repurchase

The Company sells securities under agreements to repurchase the same or similar securities. Amounts received under these agreements represent short-term financing transactions.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(o)	Income Taxes

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

(p)	Reserve Fund

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

(q)	Interest Income

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

(r)	Loan Origination and Commitment Fees

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

(s)	Earnings Per Share

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(t)	Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2007	2006
Cash paid during the years for:
Interest	$106,146,000	$86,580,000
Income taxes	4,335,000	4,067,000
Noncash transactions:
Repossessed assets acquired
through foreclosure of loans	$36,366,000	$48,650,000
Financing of repossessed assets	25,186,000	29,460,000

(u)	Stock Option Plan

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock based employee compensation cost using the fair value method starting in 2006. Please refer to note 22 Stock Option Plan for details.

(v)	Comprehensive Income

Comprehensive income consists of net income and other Comprehensive Income. In addition to net income, the Company recognizes unrealized holding gains and losses, net of taxes, from available-for-sale securities and the change in fair value of the cash-flow hedges as components of comprehensive income.

(w)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are not longer depreciated and are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

There were no impairment losses in 2007 and 2006.

(x)	Derivative Instruments and Hedging Activities

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument, that qualifies as either a fair-value or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative not designated as hedges are reported in current period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

(y)	Business Segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Presently, the Company’s decisions are generally based on specific market areas and/or product offerings. Accordingly, based on the financial information that is regularly evaluated by the Company’s chief operating decision-maker, the Company has determined that it operates as a single business segment.

(z)	Recently Issued Accounting Standards

The Financial Accounting Standard Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” was issued in June 2006.  This Interpretation provides guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.”  This Interpretation revises FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position is recognized as a benefit only if it meet the “more likely than not” test, which is set at 50%, presuming the occurrence of a tax examination. This interpretation is effective for fiscal years beginning after December 15, 2006. During the first quarter of 2007, the Company adopted the provisions of FIN No. 48, which did not have an impact on the Company’s financial condition or results of operations.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  This statement provides the generally accepted accounting principles (GAAP) definition for fair value, the framework for measurements and additional disclosures.  The main focus of SFAS 157 is to revise the definition of fair value and to provide guidance for applying the GAAP definition. This statement applies under other accounting pronouncements that require fair value measurements; however this statement does not require any new fair value measurements.  The definition provided in this statement clarifies that the price to be used is the price that would be received by selling the asset or paid to transfer liability instead of the price to acquire the asset or received to assume the liability.  This statement applies prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company believes that the impact of adopting SFAS 157 will not be material to the financial statements.

In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). This bulletin addresses the methodologies used by registrants to consider the effects of prior year’s misstatements when quantifying misstatements in the current year financial statements.  SAB 108 compares the diversity in practice among registrants and expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. In December 2006, the Company adopted the provisions of SAB 108. Prior to adopting SAB 108, the Company consistently used the rollover approach when considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

As a result of the adoption of SAB 108, the Company reported a cumulative adjustment to the beginning retained earnings associated with an accounting error related to the application of the Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”), and FASB Technical Bulleting No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB85-3”).

FAS 91 establishes, among others, standards of financial accounting and reporting for purchase premiums or discounts associated with loan purchases. FAS 91 requires the difference between the initial investment in a purchased loan or group of loans and the amount paid to the seller plus any fees paid or less any fees received at the date of purchase to be recognized as an adjustment of yield over the life of the loan. Also, it establishes that if prepayments are not anticipated and they occur, a proportionate amount of the related purchase premium or discount shall be recognized in income so that the effective interest rate on the remaining portion of loans continues unchanged. In the past the Company did not apply the provisions of FAS 91 over prepayments of loans purchased from The Bank & Trust of Puerto Rico (“BankTrust”) in May 2004. As of December 31, 2005, there was $849,350 in unamortized net purchase premiums related to canceled loans previously acquired from BankTrust. This difference net of taxes of $331,247 represented an adjustment of $518,103 to the earnings in prior periods, as of December 31, 2006.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

FTB85-3 requires that increases in scheduled rent, which are included in minimum lease payments under FAS 13, to be recognized by lessors and lessees on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. The Company has several lease agreements with escalating clauses, for which related rent expense was recorded as paid instead of on a straight-line basis over the lease term. As of December 31, 2005, the deferred rent expense liability was understated by $446,506. This difference net of taxes of $174,138 represented an adjustment of $272,368 to earnings in prior periods, as of December 31, 2006.

The Company, as permitted by the provision of SAB 108, adjusted the Statements of Change in Stockholders Equity by $790,741 to the beginning balance of retained earnings for year 2006 to report the cumulative effect of its initial application.

The Financial Accounting Standard Board (FASB) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. This statement includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, to allow entities to choose to measure at fair value many financial instruments that are not required to be measured at fair value under existing SFAS. The main focus of SFAS 159 is to improve the use of fair value measurement providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement does not affect the provisions of any other SFAS that requires fair value measurement for certain assets or liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the early adoption of this statement.

In December 2007, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 110 ("SAB 110"). This bulletin addresses the staff view regarding the use of a simplified method by registrants when estimating the expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004) Share Based Payment. The SEC previously issued SAB 107, which stated that the staff would not expect a company to use the simplified method for share options grants after December 31, 2007. In SAB 110, the SEC expressed that the employee exercise behavior may not be available by December 31, 2007 and will continue to accept the use of the simplified method when estimating the expected term of “plain vanilla” share options if the entity is unable to rely on historical exercise data. However, entities applying the simplified method after the effective date of this bulletin should disclose the reasons why the method is used. This Staff Accounting Bulleting is effective January 1, 2008. The Company used the simplified method when estimating expected term for the options granted in 2007 and 2006.

On December 19, 2007, the SEC issued final rules amending and streamlining reporting requirements for smaller reporting companies. These rules eliminate Regulation S-B for small reporting companies and integrations those provisions into Regulation S-K and Regulation S-X. Among other things, these new rules, which became effective on February 4, 2008, (i) created a new category of filer, the “smaller reporting company,” which replaces the current “small business issuer” category; (ii) expanded the availability of scaled disclosure requirements to filers with a public float of less than $75 million (or where no public float or market price exists, less than $50 million in annual revenue); and (iii) moved the Regulation S-B reporting requirements to Regulation S-K and eliminate Regulation S-B and its various reporting forms, for example Form SB-2. In addition, these new rules allowed small reporting companies to choose the scaled reporting requirements on an à la carte basis, thereby permitting the company to choose its disclosure requirements on an item-by-item basis. While the Company has generally opted to continue its larger company disclosures consistent with past practices, in order to minimize the time, costs and expenses associated with obtaining the consent of its former auditors, the Company has elected to include two years of prior audited financial statement information consistent with the smaller reporting company requirements.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(3)	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2007 and 2006 consist of short-term investments, usually overnight transactions. The following table summarizes certain information on securities purchased under agreements to resell:

	2007	2006
Amount outstanding at year-end	$19,879,008	$51,191,323
Maximum aggregate balance outstanding
at any month-end	61,649,614	51,191,323
Average monthly aggregate balance
outstanding during the year	32,870,163	30,904,690
Weighted average interest rate for the year	5.49%	5.29%
Weighted average interest rate at year-end	5.22%	5.58%

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

The fair value of the collateral securities held by the Company on these transactions as of December 31, 2007 and 2006 was approximately $20,352,000 and $52,216,000, respectively. It is the Company’s policy to request collateral securities with fair value of at least 102% of the transaction amount.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(4)	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31, 2007 and 2006 are as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$775,336	$20,068	$(140)	$795,264
One through five years	4,840,524	79,974	-	4,920,498
Federal Farm Credit Bonds:
Less than one year	27,454,067	251,882	-	27,705,949
Federal Home Loan Bank notes:
Less than one year	84,447,295	32,284	(19,739)	84,459,840
One through five years	7,119,149	46,537	-	7,165,686
Federal National Mortgage
Association notes:
One through five years	10,000,000	66,900	-	10,066,900
US Corporate Note
One through five years	3,000,000	-	(256,500)	2,743,500
Mortgage-backed securities	568,355,302	3,349,482	(2,458,989)	569,245,795
Total	$705,991,673	$3,847,127	$(2,735,368)	$707,103,432

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$4,116,192	$14,056	$(39,760)	$4,090,488
One through five years	5,401,713	71,851	(1,110)	5,472,454
Federal Farm Credit Bonds:
Less than one year	30,319,617	-	(383,179)	29,936,438
One through five years	19,994,263	-	(311,883)	19,682,380
Federal Home Loan Bank notes:
Less than one year	20,885,000	-	(218,738)	20,666,262
One through five years	79,419,623	-	(1,375,610)	78,044,013
Five to ten years	7,922,971	-	(71,985)	7,850,986
Federal National Mortgage
Association notes:
One through five years	19,991,659	83,491	-	20,075,150
Mortgage-backed securities	354,672,013	412,557	(5,743,732)	349,340,838
Total	$542,723,051	$581,955	$(8,145,997)	$535,159,009

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At December 31, 2007 and 2006, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the year ended December 31, 2007, there were no sales of investment securities. During the year ended December 31, 2006, proceeds from sales of investment securities were approximately $48,993,000, resulting in a gross loss of approximately $1,092,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

For the years ended December 31, 2007 and 2006, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(19,739)	$13,240,261	$(19,739)	$13,240,261
State and municipal obligations	(140)	200,196	-	-	(140)	200,196
US Corporate Note	(256,500)	2,743,500	-	-	(256,500)	2,743,500
Mortgage-backed securities	(804,224)	78,237,438	(1,654,765)	136,618,716	(2,458,989)	214,856,154
	$(1,060,864)	$81,181,134	$(1,674,504)	$149,858,977	$(2,735,368)	$231,040,111

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(71,985)	$7,850,986	$(2,289,410)	$148,329,093	$(2,361,395)	$156,180,079
State and municipal obligations	(10,563)	770,325	(30,307)	2,480,885	(40,870)	3,251,210
Mortgage-backed securities	(243,756)	50,655,419	(5,499,976)	250,971,704	(5,743,732)	301,627,123
	$(326,304)	$59,276,730	$(7,819,693)	$401,781,682	$(8,145,997)	$461,058,412

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

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The company has mortgage-backed securities that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by a U.S. government enterprise are guaranteed by the U.S. government sponsored enterprise issuing the securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
US Corporate Notes - The unrealized losses on investments in U.S. corporate notes were caused primarily by changes in interest rate expectations. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(5)	Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2007 and 2006 were as follows:

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,774,712	$-	$(12,717)	$2,761,995
Mortgage-backed securities	28,070,506	16,983	(397,558)	27,689,931
Total	$30,845,218	$16,983	$(410,275)	$30,451,926

	2006
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$3,164,937	$-	$(93,402)	$3,071,535
Mortgage-backed securities	35,267,883	-	(865,645)	34,402,238
Total	$38,432,820	$-	$(959,047)	$37,473,773

During the years ended December 31, 2007 and 2006, there were no sales or transfer of investment securities held to maturity.

For the years ended December 31, 2007 and 2006, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(12,717)	$2,761,995	$(12,717)	$2,761,995
Mortgage-backed securities	-	-	(397,558)	23,477,416	(397,558)	23,477,416
	$-	$-	$(410,275)	$26,239,411	$(410,275)	$26,239,411

	2006
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(93,402)	$3,071,535	$(93,402)	$3,071,535
Mortgage-backed securities	-	-	(865,645)	34,402,238	(865,645)	34,402,238
	$-	$-	$(959,047)	$37,473,773	$(959,047)	$37,473,773

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

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The company has mortgage-backed securities that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by a U.S. government enterprise are guaranteed by the U.S. government sponsored enterprise issuing the securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Decemner 31, 2007 and 2006

(6)	Other Investments

Other investments at December 31, 2007 and 2006 consisted of the following:

	2007	2006
FHLB stock, at cost	$12,744,300	$3,717,700
Investment in statutory trust (note 16)	610,000	611,500
Other investments	$13,354,300	$4,329,200

(7)	Pledged Assets

At December 31, 2007, various securities and loans were pledged to secure the following:

Asset pledged	Carrying value	Items secured/collateralized
Securities	$54,366,946	Deposits of public funds
Commercial loans
guaranteed by the Small
Business Administration	593,003	Deposits of public funds
Residential mortgage loans	43,605,510	Advances from Federal Home Loan Bank
Securities	119,548	Assets pledged with Commissioner of Financial Institutions of the Commonwealth of Puerto Rico for IRA Trust
Securities	897,346	Assets pledged with Commissioner of Financial Institutions of the Commonwealth of Puerto Rico for the Trust and the International Banking Entity operations
Securities	277,471	Assets pledged with the Federal Reserve Bank for Treasury, tax, and loan account
Securities	12,149,259	Assets pledged with the Federal Reserve Bank for Discount Window
Securities	3,881,284	Assets pledged for derivatives contracts
Securities	530,865,654	Securities sold under agreements to repurchase

At December 31, 2007, certain securities were pledged to secure assets sold under agreement to repurchase. These securities with creditor’s right to repledge were classified as available-for-sale and held-to-maturity investments securities and had a carrying amount of $510,640,734 and $20,224,920, respectively.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(8)	Loans, Net

A summary of the Company’s loan portfolio at December 31 were as follows:

	2007	2006
Loans secured by real estate:
Commercial and industrial	$792,308,856	$736,555,175
Construction	203,344,272	126,241,190
Residential mortgage	106,947,204	76,277,339
Consumer	779,610	782,456
	1,103,379,942	939,856,160
Commercial and industrial	302,530,197	297,511,599
Consumer	57,745,127	60,682,410
Lease financing contracts	385,390,263	443,310,627
Overdrafts	6,849,655	5,015,183
	1,855,895,184	1,746,375,979
Deferred loan origination costs, net	2,365,896	4,879,823
Unearned finance charges	(1,041,968)	(1,296,671)
Allowance for loan and lease losses	(28,137,104)	(18,936,841)

Loans, net	$1,829,082,008	$1,731,022,290

The components of the net lease financing at December 31 were as follows:

	2007	2006
Installments lease payments	$319,370,361	$374,415,877
Contractual residual payments	66,019,902	68,894,750
Minimum lease payments	385,390,263	443,310,627
Deferred origination costs, net	3,463,530	5,609,852
Less unearned income (equipment leases)	(1,041,968)	(1,296,671)
	$387,811,825	$447,623,808

Contractual residual payments apply to leases where there is a more than nominal final payment for transfer of the unit to lessee. Such amounts are obligations of the lessee, which are generally established at amounts not to exceed the unit’s estimated value at the end of the lease term.

At December 31, 2007, future minimum lease payments are expected to be received as follows:

Years ending December 31:
2008	$106,289,049
2009	105,285,442
2010	87,833,919
2011	53,466,271
2012	28,979,293
Thereafter	3,536,289
$385,390,263

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The following is a summary of information pertaining to impaired loans:

	2007	2006
Impaired loans with related allowance	$32,147,000	$11,878,000
Impaired loans that did not require allowance	52,283,000	27,319,000
Total impaired loans	$84,430,000	$39,197,000
Allowance for impaired loans	$9,538,000	$2,219,000

	2007	2006
Average investment in impaired loans	$61,234,000	$27,640,000
Interest income recognized on
impaired loans	1,961,000	1,041,000

The following is the information pertaining to nonperforming loans as of December 31:

	2007	2006
Loans contractually past due 90 days or
more but still accruing interest	$29,075,000	$12,723,000
Non accrual loans	68,990,000	37,255,000
Total non perfoming loans	$98,065,000	$49,978,000

No additional funds are committed to be advanced in connection with impaired loans.

As of December 31, 2007 and 2006, loans on which the accrual of interest had been discontinued amounted to approximately $69,425,000 and $37,255,000, respectively. If these loans would had been accruing interest, the additional interest income realized would have been amounted to approximately $5,523,000 and $3,265,000 for 2007 and 2006, respectively.

Commercial and industrial loans with principal outstanding balances amounting to approximately $1,605,000 and $2,174,000 in 2007 and 2006, respectively, were guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of December 31, 2007 and 2006, industrial loans with a principal outstanding balance of approximately $653,000 and $1,503,000, respectively, were guaranteed by the U.S. government through the U.S. Department of Agriculture.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(9)	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2007	2006
Balance at beginning of year	$18,936,841	$18,188,130
Provision for loan and lease losses	25,348,000	16,903,000
Loans and leases charged-off	(18,270,875)	(18,789,323)
Recoveries	2,123,139	2,635,034
Balance at end of year	$28,137,104	$18,936,841

(10)	Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated
	useful lives
	(years)	2007	2006
Land		$4,899,328	$850,738
Building	40	18,930,167	6,498,507
Leasehold improvements	5 to 20	9,015,413	7,646,256
Furniture, fixtures, and equipment	2 to 5	13,835,040	11,074,966
Construction in progress		193,848	616,131
		46,873,796	26,686,598
Accumulated depreciation and amortization		(13,790,627)	(11,797,142)
		$33,083,169	$14,889,456

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $2,391,119 and $2,042,839, respectively.

On February 6, 2007, Eurobank, the wholly owned banking subsidiary of Eurobancshares, Inc., closed on the purchase of land and an office building to serve as the new headquarters of Eurobancshares and Eurobank. The property, which is located in San Juan, includes a 57,187 square foot office building consolidates the Company’s and the Bank’s headquarters, administrative operations and leasing division. The purchase price for the property was $12,360,000. In addition, as of December 31, 2007, building improvements amounted to approximately $2,948,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(11)	Other Assets

Other assets at December 31 consist of the following:

	2007	2006
Deferred tax assets, net (note 19)	$10,898,071	$6,260,855
Merchant credit card items in process of collection	2,416,934	1,854,919
Auto insurance claims receivable on repossessed vehicles	1,148,782	1,864,326
Accounts receivable	8,828,058	1,146,465
Other real estate, net of valuation allowance of $120,857 and
$41,894 in 2007 and 2006, respectively	8,124,572	3,628,971
Other repossessed assets, net of valuation allowance of
$565,767 and $799,104 in 2007 and 2006, respectively	5,409,451	9,418,811
Prepaid expenses and deposits	6,766,081	7,772,760
Fair value option	3,950,000	—
Other	2,409,951	1,169,583
	$49,951,898	$33,116,690

Other repossessed assets are presented net of valuation allowance for losses. The following analysis summarizes the changes in the allowance for losses for the years ended December 31:

	2007	2006
Balance, beginning of year	$799,104	$1,216,087
Provision for losses	1,252,576	1,262,726
Net charge-offs	(1,485,913)	(1,679,709)
Balance, end of year	$565,767	$799,104

(12)	Deposits

Total deposits as of December 31 consisted of:

	2007	2006
Noninterest bearing deposits	$120,082,912	$140,321,373
Interest-bearing deposits:
NOW & Money Market	60,893,298	62,672,648
Savings	131,604,327	156,069,357
Regular CD's & IRAS	92,544,566	95,396,084
Jumbo CD's	251,360,899	224,741,161
Brokered deposits	1,336,560,312	1,226,155,584
	1,872,963,402	1,765,034,834
Total Deposits	$1,993,046,314	$1,905,356,207

Broker deposits do not represent concentration risk for the Company, they are large-denomination CDs sold by a bank to a brokerage firm, which divides them into smaller pieces for sale to its customers.  The Company currently uses more than twelve brokers in the United States. Interest expense on time deposits over $100,000 amounted to approximately $75,467,000 and $58,352,000 for the years ended December 31, 2007 and 2006, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

At December 31, 2007, the scheduled maturities of time deposits are as follows:

	Under $100,000	Over $100,000	Total

2008	$76,302,504	$874,583,870	$950,886,374
2009	6,962,622	400,877,163	407,839,785
2010	4,072,158	174,825,947	178,898,105
2011	1,573,113	73,797,110	75,370,223
2012	1,805,826	36,029,377	37,835,203
Thereafter	1,620,561	31,925,000	33,545,561
	92,336,785	1,592,038,467	1,684,375,252
Net premium (discount)	144,700	(4,221,330)	(4,076,630)
	$92,481,485	$1,587,817,137	$1,680,298,622

(13)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent short-term financing transactions with securities dealers and the Federal Home Loan Bank. The following table summarizes certain information on securities sold under agreements to repurchase:

	2007	2006
Amount outstanding at year-end	$496,419,250	$365,664,250
Maximum aggregate balance outstanding
at any month-end	496,419,250	501,182,250
Average aggregate balance outstanding
during the year	372,934,957	432,458,830
Weighted average interest rate for the year	5.04%	4.94%
Weighted average interest rate at year-end	4.60%	5.27%

The investment securities underlying such agreements were delivered to the dealer executing the agreement. These securities are included in the balance sheet since the dealers may have sold, loaned, or otherwise disposed of such securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The following table presents the borrowings associated with the repurchase transactions, their maturities, and weighted average interest rates. Also, it includes the amortized cost and approximate fair value of the underlying collateral as of December 31, 2007 and 2006:

	2007
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
Obligation of U.S. government
agencies and corporations:
Within 30 days	$87,402,044	$88,676,804	$88,809,268	4.76%
After 90 days	18,390,328	29,846,444	29,884,030	4.37%
	105,792,372	118,523,248	118,693,298
Mortgage-backed securities:
Within 30 days	64,700,750	61,687,720	61,767,766	4.54%
After 90 days	54,351,699	60,795,878	61,010,975	3.88%
	119,052,449	122,483,598	122,778,741
Collateralized mortgage obligations:
Within 30 days	57,616,456	50,649,887	50,730,968	4.89%
After 90 days	213,957,973	236,277,295	235,986,355	4.20%
	271,574,429	286,927,182	286,717,323
	$496,419,250	$527,934,028	$528,189,362	4.40%

	2006
		Amortized		Weighted
	Borrowing	cost of	Fair value	average
	balance	collateral	of collateral	interest rate
Obligation of U.S. government
agencies and corporations:
Within 30 days	$62,538,705	$67,514,240	$66,521,653	5.33%
After 30 to 90 days	68,506,987	69,989,635	69,196,170	5.33%
After 90 days	12,875,612	15,242,634	15,146,484	5.12%
	143,921,304	152,746,509	150,864,307
Mortgage-backed securities:
After 30 to 90 days	525,565	593,748	591,138	5.44%
After 90 days	28,440,074	37,579,646	37,190,244	4.91%
	28,965,639	38,173,395	37,781,383
Collateralized mortgage obligations:
Within 30 days	35,930,545	68,512,290	67,425,239	5.33%
After 30 to 90 days	28,362,448	40,259,058	39,784,285	5.41%
After 90 days	128,484,314	176,606,918	173,219,241	4.79%
	192,777,307	285,378,266	280,428,764
	$365,664,250	$476,298,169	$469,074,454	5.11%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(14)	Advances from Federal Home Loan Bank (FHLB)

At December 31, the Company owed several advances to the FHLB as follows:

Maturity	Interest rate range	2007	2006

2007	5.20% to 5.45%	$—	$8,200,000
2008	4.51%	30,000,000	—
2014	4.38%	453,926	507,420
		$30,453,926	$8,707,420

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments during 2007 and 2006, amounted approximately to $217,000 and $963,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of December 31, 2007, based on the collateral pledged at the FHLB our borrowing potential of advances was approximately $17,065,000.

(15)	Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to the variation of the fair value of an asset or a liability imputable to a particular risk that has effects on the net profit are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s objective in using derivatives is to manage interest rate risk exposure of the variable commercial loan portfolio and other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its fair value hedging strategy. Interest rate swaps designated as fair value hedges protect the Company against the changes in fair value of the hedged item over the life of the agreements without exchange of the underlying principal amount.  The Company uses fair value hedges to protect against adverse changes in fair value of certain brokered certificates of deposit (CDs). The Company also uses options to mitigate certain financial risks as further described below. The Company’s objective in using option contracts is to offset the risk characteristics of the specifically identified assets or liabilities to which the contract is tied.

Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The ineffective portion of the gain or loss, if any, is recognized in current earnings.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

As of December 31, 2007 and 2006, the Company had the following derivative financial instruments outstanding:

	2007		2006
	Notional		Notional
	amount	Fair value	amount	Fair value

Libor-Rate interest rate swaps	$30,800,000	$(415,176)	$30,800,000	$(1,236,093)
	$30,800,000	$(415,176)	$30,800,000	$(1,236,093)

Purchased Option	$25,000,000	$3,950,000	$-	$-
	$25,000,000	$3,950,000	$-	$-

Written Option	$25,000,000	$(3,950,000)	$-	$-
	$25,000,000	$(3,950,000)	$-	$-

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket. The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years. To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket. Consistent with the guidance in SFAS 133, the equity-based return on the CD represents a written option and is bifurcated and accounted for separately from the debt host as a derivative. Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings. As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero. At December 31, 2007, $3,950,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of December 31, 2007, the Company had four interest rate swap agreements, designated as fair value hedges, which converted $28,382,000 of fixed rate time deposits to variable rate time deposits, of which $10,316,000 will mature between 2010 and 2013 and $18,066,000 will mature between 2018 and 2023 with semi-annual call options that match the call options on the swaps.

As of December 31, 2006, the Company had four interest rate swap agreements outstanding, which synthetically convert $28,903,000 of fixed-rate time deposits to variable-rate (LIBOR-based) time deposits, of which $10,371,000 will mature between 2010 and 2013 and $18,532,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps.

These interest rate swap agreements have been effective in achieving the economic objectives explained above. During the years ended December 31, 2007 and 2006, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(16)	Note Payable to Statutory Trust

On December 18, 2001, Eurobank Statutory Trust (the Trust) issued $25,000,000 of floating rate Trust Preferred Capital Securities Series 1 due in 2031 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security was payable at an annual rate equal to 5.60% beginning on (and including) the date of original issuance and ending on (but excluding) March 18, 2002, and at an annual rate for each successive period equal to the three-month LIBOR, plus 3.60% with a ceiling rate of 12.50%. The capital securities of the Trust were fully and unconditionally guaranteed by EuroBancshares. EuroBancshares then issued $25,774,000 of floating rate junior subordinated deferrable interest debentures to the Trust due in 2031. The terms of the debentures, which comprise substantially all of the assets of the Trust, were the same as the terms of the capital securities issued by the Trust. These debentures were fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities Series 1 due in 2031. On December 18, 2006 the Trust fully redeemed the Trust Preferred Capital Securities and in the same manner, Eurobancshares redeemed the floating rate junior subordinated deferrable interest debentures in the Trust with the inflows from the repayment of a note payable from the Bank. On the redemption date, the Company charged to interest expense the write-off of approximately $626,000 in unamortized placement costs.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

On December 19, 2002, Eurobank Statutory Trust II (the Trust II) issued $20,000,000 of floating rate Trust Preferred Capital Securities due in 2032 with a liquidation amount of $1,000 per security; with an option to redeem in five years. Distributions payable on each capital security is payable at an annual rate equal to 4.66% beginning on (and including) the date of original issuance and ending on (but excluding) March 26, 2003, and at an annual rate for each successive period equal to the three-month LIBOR plus 3.25% with a ceiling rate of 11.75%. The capital securities of the Trust II are fully and unconditionally guaranteed by EuroBancshares. The Company then issued $20,619,000 of floating rate junior subordinated deferrable interest debentures to the Trust II due in 2032. The terms of the debentures, which comprise substantially all of the assets of the Trust II, are the same as the terms of the capital securities issued by the Trust II. These debentures are fully and unconditionally guaranteed by the Bank. The Bank subsequently issued an unsecured promissory note to EuroBancshares for the issued amount and at an annual rate equal to that being paid on the Trust Preferred Capital Securities due in 2032.

Interest expense on notes payable to statutory trusts amounted to approximately $1,794,000 and $3,924,000 for the years ended December 31, 2007 and 2006, respectively.

(17)	Commitments and Contingencies

The Company leases certain premises used in its operations under non-callable operating lease agreements expiring at various dates through 2032. The total future minimum lease payments and the related minimum future lease income, respectively, under the agreements (with initial or remaining lease terms in excess of one year), including rentals based upon increases in taxes and other costs, are approximately as follows:

	Minimum	Estimated
	lease	lease
	payments	income	Net
Years ending December 31:
2008	$1,742,000	$235,000	$1,507,000
2009	1,592,000	255,000	1,337,000
2010	1,547,000	255,000	1,292,000
2011	1,456,000	276,000	1,180,000
2012	1,322,000	—	1,322,000
Thereafter	16,145,000	—	16,145,000
	$23,804,000	$1,021,000	$22,783,000

Rent expense, net of rent income, for the years ended December 31, 2007 and 2006 was approximately $2,468,000 and $2,357,000, respectively.

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

(18)	Sale of Receivables

During the years 2007 and 2006 the Company sold approximately $16,706,000 and $13,837,000 of mortgage loans, respectively. In addition, during the third quarter 2007, the Company sold $298,000 in individual residential construction loans to other financial institution. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, and accounted for these transactions as a sale. The net proceeds from the sale of such loans amounted to approximately $17,387,000 and $14,237,000 during 2007 and 2006, respectively, resulting in a gain of approximately $380,000 and $400,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(19)	Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies. At December 31, 2007 and 2006, the Company’s tax provision and related accounts are substantially those of its subsidiary Bank.

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

The Bank is also subject to federal income tax on its U.S. source income. However, the Bank had no taxable U.S. income for the years ended December 31, 2007 and 2006. The Bank is not subject to federal income tax on U.S. treasury securities that qualify as portfolio interest, nor to the branch profit tax and the branch-level interest tax on such income.

The Company operates EBS Overseas, Inc., an international banking entity (IBE) subsidiary of the Bank that engage in investment securities, deposits, and other funding transactions outside Puerto Rico. The Company also has an IBE that operates as a division of the Bank under the name EBS International Bank. EBS International Bank was acquired under the name of BT international in connection with the acquisition of BankTrust and changed to EBS International Bank on September 27, 2005. The Company has continued to operate EBS International Bank as a division of Eurobank and does not have immediate plans to transfer its assets to our subsidiary, EBS Overseas, Inc. The revenues generated by these entities, net of related interest costs and operating expenses, are exempt from Puerto Rico taxes.

On May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposes an additional transitory tax of 4.5% on taxable income. This tax is applicable to the Banking industry raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also states that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

The approval of the additional transitory taxes of over the original maximum statutory tax rate of 39% as mentioned above, resulted in additional income tax expense of $755,000 for the year ended December 31, 2006.

In addition, on May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposes a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. The Company could use the payment in equal portions as a tax credit in the income tax return for the taxable years beginning after December 31, 2006. No income tax expense was recorded in 2006 related to this law since such prepayment will be used as a tax credit in the income tax return of taxable years beginning after December 31, 2006.

On December 14, 2007, the governor of Puerto Rico approved and signed Law No. 197, which offers tax credits to financial institutions on the financing of qualified residential mortgages. These tax credits vary based on whether the property to be financed is an existing dwelling or a new construction and whether it will be occupied by the buyer or is acquired for investment purposes. The tax credits are limited, subject to certain restrictions, to a maximum of a 20% of the property’s selling price, or $25,000, whichever is lower. This law expires on June 30, 2008 or when the tax credits granted reach the total allotted amount of $220.0 million, whichever occurs first.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Total income taxes for the years ended December 31, were as follows:

	2007	2006
Income tax (benefit) expense from operations	$(248,874)	$6,283,010
Stockholders' equity for unrealized gain
on investment securities	278	1,654
	$(248,596)	$6,284,664

During 2006, the Company purchased tax credits in connection to “Reinvestment in urban centers and historic zones” and “Recycling” laws. The tax credits of approximately $3,757,000 were purchased at 10% discount resulting in a net disbursement of approximately $3,382,000 and a tax benefit of approximately $376,000.

The components of the income tax provision for the years ended December 31, were as follows:

	2007	2006
Current tax provision	$4,388,064	$7,342,480
Deferred tax provision	(4,636,938)	(683,744)
Benefit from purchased tax credit	—	(375,726)
Total income tax provision	$(248,874)	$6,283,010

The difference between the income tax provision and the amount computed using the statutory rate at December 31, was due to the following:

	2007		2006
	Amount	Rate	Amount	Rate
Income tax at statutory rate	$1,154,482	39.00%	$6,218,279	43.50%
Net (benefit) expense of tax-exempt
interest income, including
International banking entities	(1,543,510)	(52.14)	156,713	1.10
Benefits from purchase of tax
credits at discount	-	-	(375,726)	(2.63)
Non deductible Stock based
compensation	95,940	3.24	66,708	0.47
(Allowance) disallowance of
certain expenses for tax
purposes and other items	44,214	1.49	217,036	1.51
	$(248,874)	(8.41)% $	6,283,010	43.95%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2007	2006
Deferred tax assets:
Allowance for loan and lease losses	$10,973,471	$7,385,368
Unrealized loss on securities available for sale	1,586	1,864
Other temporary differences	1,061,016	1,283,014
Deferred tax assets	12,036,073	8,670,246
Deferred tax liabilities:
Deferred loan origination costs, net	(922,699)	(1,903,131)
Servicing assets	(47,203)	(196,711)
Fair value adjustments on loans	(168,100)	(309,549)
Deferred tax liabilities	(1,138,002)	(2,409,391)
Net deferred tax asset	$10,898,071	$6,260,855

In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The significant component of the deferred income tax benefits was the increase in the allowance for loan and lease losses. The following table summarizes the changes in the deferred tax asset for the years ended December 31:

	2007	2006
Balance at the beginning of year	$6,260,855	$5,070,074
Deferred tax benefit	4,636,938	683,744
Amount charged to retained
earnings - SAB 108	-	505,383
Effect of FAS 115 in other
comprehensive income	278	1,654
Balance at the end of year	$10,898,071	$6,260,855

Unrecognized Tax Benefits

During the year ended December 31, 2007, the Company did not recorded any additions or reductions based on tax position of current or prior years. As of January 1, 2007, the Company had approximately $750,000 of unrecorded tax positions. This total represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Total amount of interest recorded in the income statement for the year ended December 31, 2007 was approximately $44,000. Total accrued interest related to unrecorded tax positions as of December 31, 2007 was $58,000. The Company is no longer subject to examination by taxing authorities for taxable years before 2003.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(20)	Stock Transactions

During the year 2007 and 2006, the Company purchased 285,368 and 488,477 shares, respectively; under the stock repurchase programs approved by the Board of Directors in May 2007 and October 2005.

During 2007, the Company issued 254,862 of the common stock shares through stock options exercised, as follows:

	Number of	Exercise
Date	shares	Price	Total

February-07	250,862	$4.50	$1,128,880
July-07	4,000	5.00	20,000
	254,862		$1,148,880

On January 31, 2008, a total of 50,000 stock options were exercised at an exercise price of $5.00.

(21)	Preferred Stock

The Series A preferred stockholders are entitled to receive, when and if declared by the board of directors, monthly noncumulative cash dividends at an annual rate of 6.825%. The board of directors has no obligation to declare dividends on the Series A preferred stock in any dividend period. However, so long as any Series A preferred stock remains outstanding, there are certain limitations on the payment of dividends or distributions on common stock. The Series A preferred stock is not convertible or exchangeable for any other class of stock. At the Company’s option, the stock is redeemable at its liquidation value, which equals at the option of the Company a redemption price of $25.00 per share, plus accrued but unpaid dividends (noncumulative), which is equal to its liquidation value. The stock has no voting preferences and has no preemptive rights.

(22)	Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of December 31, 2007 included options granted under the 2002 and 2005 Stock Option Plan.

All employees and directors of EuroBancshares are eligible under the Plan, provided, however, that stock options shall not be exercisable by an optionee who is the owner of 5% or more of the issued and outstanding shares of the Company or in exercising the stock options would become the owner of 5% or more of the issued and outstanding shares of the Company, unless the optionee obtains the approvals required from the appropriate regulatory agencies to hold shares in excess of such percent. Any eligible person may hold more than one option at a time.

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

On February 26, 2007 and December 31, 2007, the Company granted to its directors and executive officers, a total of 80,670 options and 120,500 options, respectively, under the established 2005 stock option plan. Of these options, 61,670 stock options were granted to directors and were vested immediately. The remaining 139,500 stock options were granted to employees vesting in five equal annual installments beginning on February 26, 2007 and December 31, 2008, respectively. These options have an exercise price of $8.60 and $4.00, respectively, and are exercisable within ten years after the grant date at the discretion of the optionee.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

All options granted prior to December 31, 2005, were fully vested at grant date and are exercisable at the discretion of the optionee within five years after the grant date.

The fair value of the options granted was estimated on the date of the grants using the Black-Sholes Option Pricing Model. In 2007, the expected term of share options granted was determined using the simplified method approach allowed under Staff Accounting Bulletin No. 107 and No. 110. Expected volatilities were based on historical volatility of the Company’s shares and the average volatility of similar and comparable entities due to the short period of public history of the Company’s shares in comparison with the expected term of share options. Also, expected volatilities considered other factors, such as expected changes in volatility arising from planned changes in the Company’s operations. The weighted average assumptions used for the grants issued were:

	2007	2006
Expected life of options (in years)	6.04	6.26
Expected volatility	37.14%	39.28%
Expected dividends	0.00%	0.00%
Risk- free rate	3.96%	4.60%

A summary of the activity in the stock option plan for 2007 follows:

			Weighthed
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Options outstanding January 1	1,063,162	$7.72
Granted	201,170	5.84
Exercised	(254,862)	4.51
Forfeited	(10,900)	21.00
Outstanding at end of year	998,570	$8.02	3.10	$—
Exercisable at end of year	805,630	$7.92	1.63	$—

Information related to the stock option plan during each year follows:

	2007	2006

Intrinsic value of options exercised	$1,043,134	$1,579,530
Cash received from option exercises	1,148,880	879,764
Tax benefit realized from option exercises	-	-
Weighted average fair value of options granted	2.53	5.65

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

At December 31, 2007 there was approximately $574,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.93 years.

(23)	Earnings Per Share

The computation of earnings per share is presented below:

	2007	2006

Net income before extraordinary item
and preferred stock dividends	$3,209,083	$8,011,885
Dividend declared to preferred shareholders	(744,805)	(744,805)
Net income available to
common shareholders	$2,464,278	$7,267,080

Weighted average number of common
shares outstanding applicable to
basic earnings per share	19,212,801	19,217,178
Effect of dilutive securities	178,837	440,381
Adjusted weighted average
number of common shares
outstanding applicable to
diluted earnings per share	19,391,639	19,657,559

Basic earnings per share:
Net income	$0.13	$0.38

Diluted earnings per share:
Net income	$0.13	$0.37

In computing diluted earnings per common share for 2007, stock options of 174,000, 80,670, 78,800 and 98,600 shares on common stock with exercise price of $8.13, $8.60, $14.17 and $21.00, respectively, were not considered because they were antidilutive. For 2006, stock options of 78,800 and 113,500 shares on common stock with exercise price of $14.17 and $21.00, respectively, were not considered because they were antidilutive.

(24)	Employees’ Benefit Plan

The Company maintains a defined contribution plan covering substantially all its employees after three months of service. Under the provisions of the plan, employees can elect to contribute to the plan up to 10% limited to $8,000 of their compensation and the Company matches 100% of the amount contributed by the employees up to a maximum of 3% limited to $3,000 of the employees’ annual compensation. The amount of contribution expense recognized by the Company for the years ended December 31, 2007 and 2006 amounted to approximately $275,000 and $277,000, respectively.

(25)	Related-Party Transactions

The Company makes loans to its directors, principal stockholders, officers, employees, organizations, and individuals associated with them in the normal course of business. At December 31, 2007 and 2006, loans outstanding with these parties amounted to approximately $13,300,000 and $8,386,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The summary of changes in the related-party loans follows:

	Executive			Principal
	officers			shareholders
	and related	Directors and		and related
	parties	related parties	Employees	parties	Total
Balance at December 31, 2005	$398,486	$3,078,086	$1,662,536	$—	$5,139,108
Additions	115,626	3,103,758	2,262,566		5,481,950
Reductions	(334,397)	(920,636)	(979,568)		(2,234,601)
Balance at December 31, 2006	179,715	5,261,208	2,945,534	—	8,386,457
Additions	35,928	6,960,624	708,470		7,705,022
Reductions	(85,980)	(1,848,412)	(856,693)		(2,791,085)
Balance at December 31, 2007	$129,663	$10,373,420	$2,797,311	$—	$13,300,394

Deposits of approximately $15,826,000 and $12,704,000 from these parties were outstanding as of December 31, 2007 and 2006, respectively.

During 2007, the Company leased three facilities from corporations controlled by three directors. One of these lease agreement expired in July 2007. The rent expense related to these lease agreements amounted to approximately $242,000 and $221,000 for the years 2007 and 2006, respectively

(26)	Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk were as follows:

	2007	2006
Financial instruments whose contract amounts represent
credit risk - stand-by and commercial letters of credit	$15,066,000	$9,351,000
Commitments to extend credit, approved loans not yet
disbursed, and unused lines of credit:
Variable rate	221,111,000	276,204,000
Fixed rate	30,270,000	23,156,000

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
December 31, 2007 and 2006

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

(27)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments in accordance with SFAS No. 107, as amended by SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

(a)	Cash and Due from Banks, Interest-Bearing Deposits, and Securities Purchased under Agreements to Resell

The carrying amount of cash and due from banks, interest-bearing deposits, and securities purchased under agreements to resell is a reasonable estimate of fair value, due to the short maturity of these instruments.

(b)	Investment Securities

The fair value of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(c)	Other Investments

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB. The carrying value of equity interest in unconsolidated statutory trust approximates the fair value of the residual equity in the trust.

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
December 31, 2007 and 2006

(f)	Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of December 31, 2007 and 2006. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

(g)	Securities Sold under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase are estimated using discounted cash flow analysis using rates for similar types of borrowing arrangements.

(h)	Advances from Federal Home Loan Bank

The fair value of advances from Federal Home Loan Bank is calculated by discounted scheduled cash flows through the estimated maturity using market discount rates.

(i)	Note Payable to Statutory Trust

The carrying amount of the outstanding note payable to statutory trust approximates its fair value due to their variable interest rate.

(j)	Accrued Interest Payable

The carrying amount of accrued interest payable is a reasonable estimate of fair value, due to the short-term nature of the instruments.

(k)	Derivatives

Derivative instruments were recorded on the balance sheet at their respective fair values. The fair value of derivatives reflects the estimated amounts that would be paid or received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.  Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. The options are valued using the market standard methodology of calculating the basket average closing level of each underlying index on the observation dates less the average closing level of each underlying index at the initial date, divided by the average closing level of each underlying index at the initial date.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Following are the carrying amount and fair value of financial instruments as of December 31:

	2007		2006
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks	$15,866,221	$15,866,221	$25,527,489	$25,527,489
Interest-bearing deposits	32,306,909	32,306,909	49,050,368	49,050,368
Securities purchased under
agreements to resell	19,879,008	19,879,008	51,191,323	51,191,323
Investment securities
available for sale	707,103,432	707,103,432	535,159,009	535,159,009
Investment securities
held to maturity	30,845,218	30,451,926	38,432,820	37,473,773
Other investments	13,354,300	13,354,300	4,329,200	4,329,200
Loans held for sale	1,359,494	1,359,494	879,000	879,000
Loans, net	1,829,082,008	1,819,152,795	1,731,022,290	1,717,238,967
Derivatives - Purchased Option	3,950,000	3,950,000	—	—
Accrued interest receivable	18,136,489	18,136,489	15,760,852	15,760,852

Financial liabilities:
Deposits	1,993,046,314	2,013,817,980	1,905,356,207	1,900,249,949
Securities sold under
agreements to repurchase	496,419,250	495,224,506	365,664,250	363,509,336
Advances from FHLB	30,453,926	30,445,061	8,707,420	8,663,848
Note payable to statutory trust	20,619,000	20,627,779	20,619,000	20,619,000
Accrued interest payable	17,371,698	17,371,698	18,047,074	18,047,074
Derivatives - Interest Rate Swaps	415,176	415,176	1,236,093	1,236,093
Derivatives - Written Option	3,950,000	3,950,000	—	—

(28)	Significant Group Concentrations of Credit Risk

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

(29)	Regulatory Matters

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes that as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they were subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the following table.

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2007
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$166,720	8.00%	$224,873	10.79%	N/A
Eurobank	166,719	8.00%	224,137	10.76%	> 10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	83,360	4.00%	198,793	9.54%	N/A
Eurobank	83,360	4.00%	198,057	9.50%	> 6.00%
Tier I Capital (to average assets):
Consolidated	105,308	4.00%	198,793	7.55%	N/A
Eurobank	105,282	4.00%	198,057	7.52%	> 5.00%

	2006
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted
assets):
Consolidated	$154,038	8.00%	$216,673	11.25%	N/A
Eurobank	154,045	8.00%	198,179	10.29%	> 10.00%
Tier I Capital (to risk-weighted
assets):
Consolidated	77,019	4.00%	197,366	10.25%	N/A
Eurobank	77,023	4.00%	178,871	9.29%	> 6.00%
Tier I Capital (to average assets):
Consolidated	99,679	4.00%	197,366	7.92%	N/A
Eurobank	99,637	4.00%	178,871	7.18%	> 5.00%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(30)	Parent Company Financial Information

The following condensed financial information presents the financial position of Eurobancshares as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006.

	2007	2006
	(In thousands)
Assets
Dividend receivable from non bank subsidiaries	$1	$1
Dividend receivable from Eurobank	27	17,998
Investment in Eurobank	199,182	171,384
Investment in other subsidiaries	1,356	1,141
Prepaid expenses	9	8
Total assets	$200,575	$190,532

Liabilities and Stockholders' Equity
Due to non bank subsidiary	$10	$10
Notes payable to subsidiaries	20,619	20,619
Accrued interest payable to non bank subsidiaries	28	25
Total liabilities	20,657	20,654

Stockholders' equity	179,918	169,878
Total liabilities and stockholders' equity	$200,575	$190,532

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Condensed Statement of Income:

	Year ended December 31
	2007	2006
	(In thousands)

Income:
Interest on note receivable from Eurobank	$-	$1,399
Dividend from preferred stocks of
Eurobank	1,740	2,407
Dividend income from non bank subsidiaries	54	118
Total interest income	1,794	3,924
Interest on note payable to
subsidiaries	1,794	3,924
Net interest income	-	-
Equity in undistributed earnings of subsidiaries	3,231	8,026
Noninterest expense	22	14
Earnings before income taxes	3,209	8,012
Provision for income taxes	-	-
Net income	$3,209	$8,012

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Condensed Statements of Cash Flows:

	Year ended December 31
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,209	$8,012
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(3,232)	(8,026)
(Increase) decrease in accrued interest and dividend
receivable from subsidiaries	(3)	79
Increase in prepaid expenses	(2)	(3)
Increase (decrease) in accrued interest
payable to subsidiaries	3	(79)
Net cash used in operating activities	(24)	(17)

Cash flows from investing activities:
Advance to Subsidiary	(1,149)	(880)
Decrease in due from Eurobank	3,276	31,228
Net cash provided by investing activities	2,127	30,348

Cash flows from financing activities:
Decrease in due to Eurobank	(7)	—
Dividends on preferred stocks	(745)	(746)
Repayment of Trust Preferred Securities	—	(25,000)
Proceeds from issuance of common stock	1,149	880
Purchase and retirement of common stock	(2,500)	(5,465)
Net cash used in financing activities	(2,103)	(30,331)

Net increase (decrease) in cash and
cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$—	$—