Form 10-Q
period 2008-03-31
EUROBANCSHARES INC
filed 2008-05-12
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of May 12, 2008, was 19,500,315 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$16,465,733	$15,866,221
Interest bearing deposits	400,000	32,306,909
Securities purchased under agreements to resell	34,494,833	19,879,008
Investment securities available for sale	793,244,021	707,103,432
Investment securities held to maturity	28,315,368	30,845,218
Other investments	15,819,700	13,354,300
Loans held for sale	3,424,816	1,359,494
Loans, net of allowance for loan and lease losses of $26,427,858 in 2008 and $28,137,104 in 2007	1,805,177,583	1,829,082,008
Accrued interest receivable	17,169,486	18,136,489
Customers’ liability on acceptances	143,243	430,767
Premises and equipment, net	33,364,986	33,083,169
Other assets	45,763,318	49,951,898
Total assets	$2,793,783,087	$2,751,398,913
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$123,280,473	$120,082,912
Interest bearing	1,843,222,836	1,872,963,402
Total deposits	1,966,503,309	1,993,046,314

Securities sold under agreements to repurchase	565,723,000	496,419,250
Acceptances outstanding	143,243	430,767
Advances from Federal Home Loan Bank	25,440,183	30,453,926
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	19,095,768	17,371,698
Accrued expenses and other liabilities	14,059,032	13,139,809
	2,611,583,535	2,571,480,764
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2008 and 2007	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 20,439,398 shares in 2008 and 20,032,398 shares in 2007; outstanding: 19,500,315 shares in 2008 and 19,093,315 shares in 2007	204,394	200,324
Capital paid in excess of par value	109,999,191	107,936,531
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	60,600,032	61,789,048
Treasury stock, 939,083 shares at cost in 2008 and 2007	(9,910,458)	(9,910,458)
Accumulated other comprehensive gain	2,513,862	1,110,173
Total stockholders’ equity	182,199,552	179,918,149
Total liabilities and stockholders’ equity	$2,793,783,087	$2,751,398,913

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
For the three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$32,757,773	$34,939,490
Investment securities:
Taxable	2,643	3,749
Exempt	9,491,802	6,644,134
Interest bearing deposits, securities purchased under agreements to resell, and other	386,987	726,369
Total interest income	42,639,205	42,313,742
Interest expense:
Deposits	21,773,166	20,056,619
Securities sold under agreements to repurchase, notes payable, and other	5,632,698	5,197,125
Total interest expense	27,405,864	25,253,744
Net interest income	15,233,341	17,059,998
Provision for loan and lease losses	7,833,000	5,279,000
Net interest income after provision for loan and lease losses	7,400,341	11,780,998
Noninterest income:
Service charges – fees and other	2,423,374	2,254,720
Net loss on sale of repossessed assets and on disposition of other assets	(33,759)	(444,768)
Gain on sale of loans and leases	1,235,195	112,758
Total noninterest income	3,624,810	1,922,710
Noninterest expense:
Salaries and employee benefits	5,578,914	5,735,170
Occupancy	2,942,768	2,597,434
Professional services	1,241,218	866,860
Insurance	646,591	452,268
Promotional	367,018	377,021
Other	2,489,195	2,101,070
Total noninterest expense	13,265,704	12,129,823
(Loss) income before income taxes	(2,240,553)	1,573,885
(Benefit) provision for income taxes	(1,237,228)	259,848
Net (Loss) income	$(1,003,325)	$1,314,037

Basic (loss) earnings per share	$(0.06)	$0.06

Diluted (loss) earnings per share	$(0.06)	$0.06

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Unaudited)
For the three months ended March 31, 2008 and 2007

	2008	2007
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	200,324	197,775
Exercised stock options	4,070	2,509
Balance at end of period	204,394	200,284
Capital paid in excess of par value – common stock:
Balance at beginning of period	107,936,531	106,539,383
Exercised stock options	2,024,930	1,126,370
Stock based compensation	37,730	75,176
Balance at end of period	109,999,191	107,740,929
Reserve fund:
Balance at beginning of period	8,029,106	7,553,381
Transfer from undivided profits	—	167,482
Balance at end of period	8,029,106	7,720,863
Undivided profits:
Balance at beginning of period	61,789,048	59,800,495
Net (loss) income	(1,003,325)	1,314,037
Preferred stock dividends ($0.43 per share in 2008 and 2007)	(185,691)	(183,651)
Transfer to reserve fund	—	(167,482)
Balance at end of period	60,600,032	60,763,399
Treasury stock
Balance at beginning of period	(9,910,458)	(7,410,711)
Purchase of common stock	—	—
Balance at end of period	(9,910,458)	(7,410,711)
Accumulated other comprehensive gain (loss), net of taxes:
Balance at beginning of period	1,110,173	(7,565,907)
Unrealized net gain on investment securities available for sale	1,403,689	2,558,704
Balance at end of period	2,513,862	(5,007,203)
Total stockholders’ equity	$182,199,552	$174,770,986

Comprehensive income:
Net (loss) income	$(1,003,325)	$1,314,037
Other comprehensive income, net of tax:
Unrealized net gain on investments securities available for sale	1,403,689	2,558,704
Comprehensive income	$400,364	$3,872,741

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,003,325)	$1,314,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761,286	824,984
Provision for loan and lease losses	7,833,000	5,279,000
Stock-based compensation	37,730	75,176
Deferred tax benefit	(1,246,472)	(1,051,810)
Net gain on sale of loans and leases	(1,235,195)	(112,758)
Net loss on sale of other real estate, repossessed assets and on disposition of other assets	33,759	444,768
Net amortization of premiums and accretion of discount on investment securities	(319,214)	54,676
Valuation of repossessed assets	245,933	241,000
Net decrease in deferred loan origination costs	734,426	962,708
Origination of loans held for sale	(3,613,976)	(4,863,142)
Proceeds from sale of loans held for sale	3,672,590	4,975,624
Decrease in accrued interest receivable	967,003	821,451
Net decrease in other assets	8,943,258	917,109
Increase in accrued interest payable, accrued expenses, and other liabilities	2,643,292	7,416,414
Net cash provided by operating activities	18,454,096	17,299,237

Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell	(14,615,825)	14,958,533
Net decrease in interest-bearing deposits	31,906,909	49,050,368
Purchases of investment securities available for sale	(225,803,355)	(3,000,000)
Proceeds from principal payments and maturities of investment securities available for sale	141,413,649	32,271,839
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	2,502,129	1,309,830
Purchases of other investments	(6,682,500)	(1,574,400)
Proceeds from principal payments, maturities, and calls of other investments	4,217,100	—
Net increase in loans	(27,385,762)	(17,978,491)
Proceeds from sale of leases	37,671,519	—
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	342,710	24,570
Capital expenditures	(1,011,469)	(13,625,398)
Net cash (used in) provided by investing activities	(57,444,895)	61,436,851

Cash flows from financing activities:
Net (decrease) in deposits	(26,543,005)	(80,792,826)
Increase in securities sold under agreements to repurchase and other borrowings	69,303,750	765,000
Repayment of Federal Home Loan Bank Advances	(5,013,743)	(13,155)
Dividends paid to preferred stockholders	(185,691)	(183,651)
Net proceeds from issuance of common stock	2,029,000	1,128,879
Net cash provided by (used in) financing activities	39,590,311	(79,095,753)

Net increase (decrease) in cash and due from banks	599,512	(359,665)
Cash and due from banks beginning balance	15,866,221	25,527,489
Cash and due from banks ending balance	$16,465,733	$25,167,824

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$25,681,794	$23,691,733

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	8,492,365	10,488,282
Finance of repossessed assets acquired through foreclosure of loans	4,335,445	7,984,257
Change in fair value of available-for-sale securities, net of taxes	(1,403,688)	(2,558,704)

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007. The results of operations for the three months period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2008 presentation.

2.	Recent Accounting Pronouncements

The Financial Accounting Standard Board (FASB) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. This statement includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, to allow entities to choose to measure at fair value many financial instruments that are not required to be measured at fair value under existing SFAS. The main focus of SFAS 159 is to improve the use of fair value measurement providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement does not affect the provisions of any other SFAS that requires fair value measurement for certain assets or liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard .

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 12, 2008 the Financial accounting Standard Board (FASB) issued FASB staff position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FAS 157, “Fair Value Measurements”, for nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In March 2008 the Financial Standard Board (FASB) issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133”. This statement addresses the amount and quality of required disclosures under FASB 133 and improves the transparency of financial reporting. Under FASB 161 all entities are required to enhance disclosures about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB 133, and how derivative instruments and related hedged items affect an the entity’s financial position, financial performance, and cash flows. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this statement will not have a financial impact, other than additional disclosures, upon adoption.

3.	(Loss) Earnings Per Share

Basic (loss) earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of (loss) earnings per share is presented below:

	Three months ended March 31,
	2008	2007
(Loss) income before preferred stock dividends	$(1,003,325)	$1,314,037
Preferred stock dividends	(185,691)	(183,651)
(Loss) income available to common shareholders	$(1,189,016)	$1,130,386

Weighted average number of common shares outstanding applicable to basic (loss) earnings per share	19,172,524	19,226,953
Effect of dilutive securities	57,852	272,739
Adjusted weighted average number of common shares outstanding applicable to diluted (loss) earnings per share	19,230,376	19,499,692

Net (loss) income per share:
Basic	$(0.06)	$0.06
Diluted	(0.06)	0.06

In computing diluted loss per common share for the first quarter of 2008, stock options of 174,000, 96,600, 76,800 and 74,670 shares on common stock with exercise price of $8.13, $21.00, $14.17 and $8.60, respectively, were not considered because they were antidilutive. For the first quarter of 2007 stock options of 78,800 and 109,000 shares on common stock with exercise price of $14.17 and $21.00 respectively, were not considered because they were antidilutive.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of March 31, 2008 and December 31, 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$775,193	$11,458	$–	$786,651
One through five years	9,159,695	44,249	–	9,203,944
Federal Farm Credit Bonds:
Less than one year	9,997,361	457,879	–	10,455,240
Federal Home Loan Bank notes:
Less than one year	24,992,505	186,130	–	25,178,635
One through five years	17,963,728	165,000	(49,477)	18,079,251
Federal National Mortgage
Association notes:
One through five years	10,000,000	53,550	–	10,053,550
US Corporate Note
One through five years	7,938,159	–	(632,760)	7,305,399
Mortgage-backed securities	709,901,674	5,867,640	(3,587,963)	712,181,351
Total	$790,728,315	$6,785,906	$(4,270,200)	$793,244,021

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$775,336	$20,068	$(140)	$795,264
One through five years	4,840,524	79,974	–	4,920,498
Federal Farm Credit Bonds:
Less than one year	27,454,067	251,882	–	27,705,949
Federal Home Loan Bank notes:
Less than one year	84,447,295	32,284	(19,739)	84,459,840
One through five years	7,119,149	46,537	–	7,165,686
Federal National Mortgage
Association notes:
One through five years	10,000,000	66,900	–	10,066,900
US Corporate Note
One through five years	3,000,000	–	(256,500)	2,743,500
Mortgage-backed securities	568,355,302	3,349,482	(2,458,989)	569,245,795
Total	$705,991,673	$3,847,127	$(2,735,368)	$707,103,432

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At March 31, 2008 and December 31, 2007, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the first quarter of 2008 and for the 2007, there were no sales of investments securities available for sale.

At March 31, 2008 and December 31, 2007, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(49,477)	6,914,250	—	—	$(49,477)	$6,914,250
U.S. Corporate Note	(632,760)	7,305,400	—	—	(632,760)	7,305,400
Mortgage-backed securities	(3,195,498)	209,081,864	(392,465)	20,265,824	(3,587,963)	229,347,688
	$(3,877,735)	$223,301,514	$(392,465)	$20,265,824	$(4,270,200)	$243,567,338

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(19,739)	$13,240,261	$(19,739)	$13,240,261
State and municipal obligations	(140)	200,196	–	–	(140)	200,196
US Corporate Note	(256,500)	2,743,500	–	–	(256,500)	2,743,500
Mortgage-backed securities	(804,224)	78,237,438	(1,654,765)	136,618,716	(2,458,989)	214,856,154
	$(1,060,864)	$81,181,134	$(1,674,504)	$149,858,977	$(2,735,368)	$231,040,111

•
U.S. Agency Debt Securities – The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The company has mortgage-backed securities that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by a U.S. government enterprise are guaranteed by the U.S. government sponsored enterprise that issued the securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
US Corporate Notes- The unrealized losses on investments in U.S. corporate notes were caused primarily by changes in interest rate expectations. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of March 31, 2008 and December 31, 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,691,182	$3,199	$–	$2,694,381
Mortgage-backed securities	25,624,186	51,377	(570,539)	25,105,024
Total	$28,315,368	$51,377	$(570,539)	$27,799,405

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,774,712	$–	$(12,717)	$2,761,995
Mortgage-backed securities	28,070,506	16,983	(397,558)	27,689,931
Total	$30,845,218	$16,983	$(410,275)	$30,451,926

There were no sales of investment securities held to maturity during the three-month period ended March 31, 2008 and for the year ended December 31, 2007.

At March 31, 2008 and December 31,2007, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value

U.S. agency debt securities	$–	$–	$–	$–	$–	$–
Mortgage-backed securities	(101,000)	4,302,442	(469,539)	10,386,652	(570,539)	14,689,094
	$(101,000)	$4,302,442	$(469,539)	$10,386,652	$(570,539)	$14,689,094

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(12,717)	$2,761,995	$(12,717)	$2,761,995
Mortgage-backed securities	–	–	(397,558)	23,477,416	(397,558)	23,477,416
	$–	$–	$(410,275)	$26,239,411	$(410,275)	$26,239,411

•
U.S. Agency Debt Securities – The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The company has mortgage-backed securities that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by a U.S. government enterprise are guaranteed by the U.S. government sponsored enterprise that issued the securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at March 31, 2008 and December 31, 2007 consist of the following:

	2008	2007
FHLB stock, at cost	$15,209,700	12,744,300
Investment in statutory trust	610,000	610,000
Other investments	$15,819,700	13,354,300

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at March 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Loans secured by real estate:
Commercial and industrial	$810,618,661	$792,308,856
Construction	214,804,519	203,344,272
Residential mortgage	115,772,120	106,947,204
Consumer	2,101,771	779,610
	1,143,297,071	1,103,379,942

Commercial and industrial	297,003,823	302,530,197
Consumer	54,806,052	57,745,127
Lease financing contracts	329,175,181	385,390,263
Overdrafts	6,636,972	6,849,655
	1,830,919,099	1,855,895,184

Deferred loan origination costs, net	1,631,469	2,365,896
Unearned finance charges	(945,127)	(1,041,968)
Allowance for loan and lease losses	(26,427,858)	(28,137,104)
Loans, net	$1,805,177,583	$1,829,082,008

The following is a summary of information pertaining to impaired loans at March 31, 2008 and December 31, 2007:

	2008	2007
Impaired loans with related allowance	$29,600,000	$32,147,000
Impaired loans that did not require allowance	86,146,000	52,283,000
Total impaired loans	$115,746,000	$84,430,000
Allowance for impaired loans	$7,832,000	$9,538,000

No additional funds are committed to be advanced in connection with impaired loans.

As of March 31, 2008 and 2007, loans in which the accrual of interest has been discontinued amounted to $67,196,000 and $40,434,000, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $1,699,000 and $1,441,000 for 2008 and 2007, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Commercial and industrial loans with principal outstanding balance amounting to approximately $2,106,000 as of March 31, 2008, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of March 31, 2008, industrial loans with a principal outstanding balance of approximately $653,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	2008	2007
Balance, beginning of period	$28,137,104	18,936,841
Provision for loan and lease losses	7,833,000	5,279,000
Loans and leases charged-off	(10,074,657)	(4,453,751)
Recoveries	532,411	591,713
Balance, end of period	$26,427,858	20,353,803

8.	Other Assets

Other assets at March 31, 2008 and December 31, 2007 consist of the following:

	2008	2007

Deferred tax assets, net	$12,144,285	10,898,071
Merchant credit card items in process of collection	1,452,713	2,416,934
Auto insurance claims receivable on repossessed vehicles	1,184,374	1,148,782
Accounts receivable	672,075	8,828,058
Other real estate, net of valuation allowance of $104,857 in March 31, 2008 and $120,857 in December 31, 2007, respectively	7,241,189	8,124,572
Other repossessed assets, net of valuation allowance of $530,522 in March 31, 2008 and $565,767 in December 31, 2007, respectively	6,093,529	5,409,451
Net servicing assets	2,275,794	147,581
Prepaid expenses and deposits	5,884,786	6,766,081
Purchased option	1,955,000	3,950,000
Other	6,859,573	2,262,370
	$45,763,318	$49,951,898

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended March 31:

	2008	2007
Balance, beginning of period	$565,767	$799,104
Provision for losses	245,933	231,000
Net charge-offs	(281,178)	(373,585)
Balance, end of period	$530,522	$656,519

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Deposits

Total deposits as of March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Non interest bearing deposits	$123,280,473	$120,082,912

Interest bearing deposits:
NOW & Money Market	61,556,276	60,893,298
Savings	129,996,481	131,604,327
Regular CD's & IRAS	95,556,167	92,544,566
Jumbo CD's	276,231,380	251,360,899
Brokered Deposits	1,279,882,532	1,336,560,312
	1,843,222,836	1,872,963,402
Total Deposits	$1,966,503,309	$1,993,046,314

10.	Advances from Federal Home Loan Bank

At March 31, 2008, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2008
2008	2.78% - 2.79%	25,000,000
2014	4.38%	440,183
		$25,440,183

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the three-month periods ended March 31, 2008 and 2007 amounted to approximately $165,000 and $121,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of March 31, 2008, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on advances of approximately $27,000,000.

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

As of March 31, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	2008		2007
	Notional amount	Fair value	Notional amount	Fair value

Libor-Rate interest rate swaps	$24,800,000	$(32,871)	$30,800,000	$(415,176)
	$24,800,000	$(32,871)	$30,800,000	$(415,176)

Purchased Option	$25,000,000	$1,955,000	$25,000,000	$3,950,000
	$25,000,000	$1,955,000	$25,000,000	$3,950,000

Written Option	$25,000,000	$(1,955,000)	$25,000,000	$(3,950,000)
	$25,000,000	$(1,955,000)	$25,000,000	$(3,950,000)

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket. The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years. To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket. Consistent with the guidance in SFAS 133, the equity-based return on the CD represent a written option and is bifurcated and accounted for separately from the debt host as a derivative. Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings. As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero. At March 31, 2008, $1,955,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of March 31, 2008, the Company had three interest rate swap agreements, designated as fair value hedges, which converted $22,827,000 of fixed rate time deposits to variable rate time deposits, of which $10,216,000 will mature between 2010 and 2013 and $12,611,000 will mature in 2018, with semi-annual call options that match the call options on the swaps.

These interest rate swap agreements have been effective in achieving the economic objectives explained above. During the quarters ended March 31, 2008 and 2007, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

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

Interest expense on notes payable to statutory trusts amounted to approximately $402,000 and $431,000 for the three months ended March 31, 2008 and 2007, respectively.

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

During the quarter ended March 31, 2008 the Company sold to a third party lease financing contracts with carrying values of approximately $37,671,000. In this sale, the Company retained servicing responsibilities and servicing assets of $2,166,000 was recognized. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $1,177,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased. As of March 31, 2008, total amount accrued on books related to recourse liability amounted to approximately $474,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of servicing assets as of March 31, 2008 and December 31, 2007 are as follows:

	2008	2007
Servicing assets
Balance, beginning of year	$148,880	$1,157,706
Servicing retained on lease financing contracts sold	2,166,113	—
Change in valuation allowance	—	(379,659)
Amortization	(37,900)	(629,167)
Balance, end of period	$2,277,093	$148,880
Valuation allowance for servicing assets
Balance, beginning of year	1,299	375,986
Direct write-downs	—	(374,687)
Total valuation allowance	1,299	1,299
Balance, end of period, net	$2,275,794	$147,581

The estimated fair value of servicing assets as of March 31, 2008 was approximately $2,276,000. Such fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account a prepayment assumption of 18.84%, a discount rate of 10.00% and a weighted average portfolio life of 3.33 years. No fair value impairment analysis was prepared as of December 31, 2007 since the servicing asset was considered inconsequential. There were no custodial escrow balances maintained in connection with serviced leases as of March 31, 2008 and December 31, 2007.

The estimated aggregate amortization expense related to servicing assets for the next five years is as follows:

2008	$1,102,286
2009	845,353
2010	298,484
2011	13,972
2012	10,072
Thereafter	6,926
$2,277,093

During the quarters ended March 31, 2008 and 2007 the Company sold to third parties approximately $3,614,000 and $4,863,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $3,673,000 and $4,976,000, resulting in a gain of approximately $59,000 and $113,000 during 2008 and 2007, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Stock Transactions

During the quarter ended March 31, 2008, the Company issued 407,000 of the common stock shares through stock options exercised, as follows:

	Number of	Exercise
Date	shares	Price	Total
January-08	50,000	$5.00	$250,000
March-08	351,000	5.00	1,755,000
March-08	6,000	4.00	24,000
	407,000		$2,029,000

16.	Fair Value

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of mortgage-backed securities available for sale are determined by obtaining quoted prices from nationally recognized securities broker-dealers (Level 2 inputs). Quoted price for each mortgage-backed security is determined utilizing the risk free US Treasury Securities Yield Curve as the base plus a spread that represents the cost of the risks inherent to the characteristics (credit, option and other possible risks) of each investment alternative.

Currently, the Company uses Interest Rate Swaps and Call Options to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair values of call options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if the values of a global equity basket of indices rise above the strike price of the caps for 100% appreciation of a global equity basket.  The appreciation of a global equity basket used in the calculation of projected receipts on the cap are based on an expectation of future appreciation of a global equity basket value, derived from observable market appreciation of a global equity basket value curves and volatilities.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	March 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$793,244,021	$81,042,670	$712,181,351	$—
Purchased option jumbo CD	1,955,000	—	1,955,000	—

Liabilities:
Embedded option jumbo CD	$1,955,000	$—	$1,955,000	$—
FVH swaps valuation	32,871	—	32,871	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs	Total gains
	March 31, 2008	assets (Level 1)	(Level 2)	(Level 3)	(losses)
Assets:
Servicing assets	$2,275,794	$—	$—	$2,275,794	$—
Impaired loans	14,288,302	—	11,875,213	2,413,089	(1,520,452)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

Servicing assets, which are carried at lower of cost or fair value, were issued and measured during the quarter ended March 31, 2008. Fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account a prepayment assumption of 18.84%, a discount rate of 10.00% and a weighted average portfolio life of 3.33 years.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $14,288,000, net of a valuation allowance of $3,760,000, resulting in an additional provision for loan losses of $1,520,000 for the period. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of March 31, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2008 are also presented in the table.

At March 31, 2008 and December 31, 2007, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	2008
	Required		Actual		Well
	Amount	Ratio	Amount	Ratio	capitalized ratio
Total Capital (to risk-weighted assets):
Consolidated	$166,896	8.00%	$225,546	10.81%	N/A
Eurobank	166,877	8.00%	222,893	10.69%	> 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	83,448	4.00%	199,458	9.56%	N/A
Eurobank	83,439	4.00%	196,808	9.43%	> 6.00%
Tier I Capital (to average assets):
Consolidated	109,533	4.00%	199,458	7.28%	N/A
Eurobank	109,499	4.00%	196,808	7.19%	> 5.00%

(Continued)

	2007
	Required		Actual		Well
	amount	Ratio	amount	Ratio	capitalized ratio
Total Capital (to risk-weighted assets):
Consolidated	$166,720	8.00%	$224,873	10.79%	N/A
Eurobank	166,719	8.00%	224,137	10.76%	> 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	83,360	4.00%	198,793	9.54%	N/A
Eurobank	83,360	4.00%	198,057	9.50%	> 6.00%
Tier I Capital (to average assets):
Consolidated	105,308	4.00%	198,793	7.55%	N/A
Eurobank	105,282	4.00%	198,057	7.52%	> 5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months ended March 31, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008, including the following:

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

These factors and the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of March 31, 2008, we had, on a consolidated basis, total assets of $2.8 billion, net loans and leases of $1.8 billion, total deposits of $2.0 billion, other borrowings of $611.8 million, and stockholders’ equity of $182.2 million. We currently operate through a network of 26 branch offices throughout Puerto Rico.

Over the past three years, we have experienced significant balance sheet growth. Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, business transaction accounts, and our mortgage business. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at March 31, 2008

We believe the following were key indicators of our performance and results of operations through the first quarter of 2008:

•	our total assets increased to $2.794 billion, or by 6.16% on an annualized basis, at the end of the first quarter of 2008, from $2.751 billion at the end of 2007;

•
our net loans and leases decreased to $1.809 billion at the end of the first quarter of 2008, representing a decrease of 4.77% on an annualized basis, from $1.830 billion at the end of 2007, resulting primarily from the sale of $37.7 million in lease financing contracts during March 2008;

•	our investment securities grew to $837.4 million, or 45.84% on an annualized basis, at the end of the first quarter of 2008, from $751.3 million at the end of 2007;

•	our total deposits decreased to $1.967 billion, or by 5.33% on an annualized basis, at the end of the first quarter of 2008, from $1.993 billion at the end of 2007;

•	our short-term borrowings increased to $611.8 million, or by 46.96% on an annualized basis, at the end of the first quarter of 2008, from $547.5 million at the end of 2007;

•	our nonperforming assets remained unchanged at $111.6 million at the end of the first quarter of 2008, compared to the end of 2007;

•	our total revenue grew to $46.3 million in the first quarter of 2008, representing an increase of 4.58%, from $44.2 million in the same period of 2007;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.39% and 1.96% for the first quarter of 2008, respectively, compared to 2.89% and 2.35%, respectively, for the same period in 2007;

•	our provision for loan and lease losses grew to $7.8 million in the first quarter of 2008, representing an increase of 48.38%, from $5.3 million in the same period of 2007;

•
our total noninterest income grew to $3.6 million in the first quarter of 2008, representing an increase of 88.53%, from $1.9 million in the same period of 2007, mainly as a result of the $1.2 million gain in the sale of $37.7 million in lease financing contracts during March 2008, as previously mentioned;

•	our total noninterest expense grew to $13.3 million in the first quarter of 2008, representing an increase of 9.36%, from $12.1 million in the same period of 2007; and

•	for the first quarter of 2008, we recorded a tax benefit of $1.2 million, compared to an income tax expense of $260,000 in the same period in 2007.

These items, as well as other factors, resulted in a net loss of $1.0 million for the first quarter of 2008, compared to a net income of $1.3 million for the same period in 2007, or ($0.06) per common share for the first quarter of 2008, compared to $0.06 per common share for the same period in 2007, assuming dilution. Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable incurred losses in our loan and lease portfolio. The allowance for loan and lease losses amounted to $26.4 million, $28.1 million and $20.4 million as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Losses charged to the allowance amounted to $10.1 million for the three months ended March 31, 2008, including a $3.1 million partial charge-off on a commercial business relationship for which a specific allowance was previously determined, compared to $4.5 million for the same period in 2007. Recoveries were credited to the allowance in the amounts of $532,000 and $592,000 for those same periods, respectively. For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in net income for the period in which the change occurs. The key assumptions we utilized in measuring the servicing assets for the sale of lease financing contracts completed in March 2008 were as follows: prepayment rate of 18.84%; weighted average live of 3.33 years; and a discount rate of 10.00%. There was no sale of lease financing contracts during 2007. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $2.3 million, $148,000 and $523,000 as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Servicing assets as of December 31,2007 and March 31, 2007 were related to lease financing contracts sold in or before fiscal year 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties are made periodically after their acquisition, as necessary. Valuations of repossessed assets are made periodically after their acquisition. For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. Other real estate owned amounted to $7.2 million, $8.1 million, and $4.2 million as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Other repossessed assets amounted to $6.1 million, $5.4 million and $7.7 million as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles was 13.2% and 8.8% for the first quarter of 2008 and 2007, respectively. This increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our decision to increase the valuation allowance of repossessed vehicles, reducing the book value of the repossessed vehicle in an effort to expedite the disposition of slow moving inventory.

For the first quarter of 2008, the total gain on sale of repossessed equipment was $18,000, compared to a total loss of $19,000 for the same period in 2007. There was no repossessed equipment in inventory as of March 31, 2008.

For the first quarter of 2008, the total loss on sale of repossessed boats was $64,000, compared to $67,000 for the first quarter of 2007. The boat financing portfolio amounted to $33.5 million and $37.9 million as of March 31, 2008 and 2007, respectively.

During the first quarter of 2008, three OREO were sold resulting in a total gain of $18,000. There was no sale of OREO during the first quarter of 2007.

For additional information on OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Results of Operations for the Three months ended March 31, 2008

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

Net interest income decreased by 10.71%, or $1.8 million, to $15.2 million in the first quarter of 2008, from $17.1 million for the same period in 2007. This decrease resulted mainly from a decrease in yields, which was partially offset by a decrease in the cost of funds, as shown on table on page 26.

Total interest income for the first quarter of 2008 amounted to $42.6 million, compared to $44.3 million for the fourth quarter of 2007 and $42.3 million for the quarter ended March 31, 2007. The decrease during the quarter ended March 31, 2008 when compared to the previous quarter was mainly driven by the net effect of decreased yields resulting from interest rates cuts of 200 basis points during the first quarter of 2008, partially offset by an increase in average interest-earning assets. The average interest yield on a fully taxable equivalent basis we received for interest-earning assets decreased to 7.09% during the quarter ended March 31, 2008, from 7.57% and 7.69% for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively. Average interest-earning assets increased to $2.633 billion for the quarter ended March 31, 2008, compared to $2.523 billion and $2.358 billion for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively.

Total interest expense was $27.4 million for the quarter ended March 31, 2008, compared to $28.1 million and $25.3 million for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively. The decrease during the quarter ended March 31, 2008 when compared to the previous quarter resulted also from the net effect of a decrease in the cost of funds, as explained further below, partially offset by an increase in average interest-bearing liabilities. The increase during the first quarter of 2008 when compared to first quarter of 2007 was mainly attributable to the net effect of an increase in average interest-bearing liabilities partially offset by a decrease in the cost of funds, as explained further below. The average interest rate on a fully taxable equivalent basis we paid for interest-bearing liabilities decreased to 5.13% during the quarter ended March 31, 2008, from 5.47% and 5.34% for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively. Average interest-bearing liabilities increased to $2.414 billion for the quarter ended March 31, 2008, compared to $2.302 billion and $2.120 billion for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively.

Net interest margin and net interest spread on a fully taxable equivalent basis was 2.39% and 1.96% for the quarter ended March 31, 2008, respectively, compared to 2.58% and 2.10% for the fourth quarter of 2007, and 2.89% and 2.35% for the quarter ended March 31, 2007. The decrease in net interest margin and net interest spread during the quarter ended March 31, 2008 when compared to the fourth quarter of 2007 and the quarter ended March 31, 2007 was caused primarily by: (i) the reduction in interest rates by the Federal Reserve, which resulted in the reduction of the Prime Rate by 100 basis points during the last four months of 2007 and another 200 basis points during the first quarter of 2008; and (ii) the write-off of $463,000 in unamortized commissions related to $162.4 million in broker deposits that were called-back during the first quarter of 2008. Although borrowing costs were influenced by the interest rate cuts, our broker deposits remained at higher levels, causing our borrowing costs to decrease at a lower pace. The fierce competition for core deposits on the Island and the fact that our broker deposits remained at higher levels, made other short-term borrowings an attractive funding alternative. During the first quarter of 2008, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 5.40%, from 6.57% and 7.00% for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively. Average other borrowings increased to $559.9 million for the first quarter of 2008, compared to $438.5 million and $393.3 million for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,836,179	$32,759	7.19%	$1,738,311	$34,939	8.13%
Securities of U.S. government agencies(3)	528,074	6,487	6.83	509,974	5,923	6.47
Other investment securities(3)	216,164	2,931	7.54	45,879	616	7.30
Puerto Rico government obligations(3)	6,388	76	6.61	9,540	109	6.35
Securities purchased under agreements to resell and federal funds sold	34,308	281	3.86	37,892	514	6.08
Interest-earning deposits	11,834	106	3.58	16,378	213	5.20
Total interest-earning assets	$2,632,947	$42,640	7.09%	$2,357,974	$42,314	7.69%
Total noninterest-earning assets	110,122			93,251
TOTAL ASSETS	$2,743,069			$2,451,225

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$17,825	$139	3.14%	$18,652	$117	2.53%
NOW deposits	41,267	246	2.39	44,102	241	2.19
Savings deposits	129,961	727	2.24	152,304	935	2.46
Time certificates of deposit in denominations of $100,000 or more(4)	1,570,456	19,623	5.41	1,416,580	17,778	5.41
Other time deposits	94,115	1,038	4.42	94,680	986	4.17
Other borrowings	559,888	5,633	5.40	393,274	5,197	7.00
Total interest-bearing liabilities	$2,413,512	$27,406	5.13%	$2,119,592	$25,254	5.34%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,691			123,013
Other liabilities	30,655			36,939
Total noninterest-bearing liabilities	146,346			159,952
STOCKHOLDERS’ EQUITY	183,211			171,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,743,069			$2,451,225
Net interest income(5)		$15,234			$17,060
Net interest spread(6)			1.96%			2.35%
Net interest margin(7)			2.39%			2.89%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended March 31, 2008 and 2007.

(2)
The amortization of loan costs has been included in the calculation of interest income. Net loan costs were approximately $13,000 for the quarter ended March 31, 2008, while net loan costs amounted to $340,000 for the quarter ended March 31, 2007. Loans include nonaccrual loans, which balance as of the periods ended March 31, 2008 and 2007 was $67.2 million and $40.4 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

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

(5)	Net interest income on a tax equivalent basis was $15.7 million and $17.0 million for the first quarters ended March 31, 2008 and 2007, respectively.

(6)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2008 Over 2007 Increases/(Decreases) Due to Change in
	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$1,967	$(4,147)	$(2,180)
Securities of U.S. government agencies	210	354	564
Other investment securities	2,286	29	2,315
Puerto Rico government obligations	(36)	3	(33)
Securities purchased under agreements to resell and federal funds sold	(49)	(184)	(233)
Interest-earning deposits	(59)	(48)	(107)

Total interest-earning assets	$4,319	$(3,993)	$326

INTEREST PAID ON:
Money market deposits	$(5)	$27	$22
NOW deposits	(15)	20	5
Savings deposits	(137)	(71)	(208)
Time certificates of deposit in denominations of $100,000 or more	1,931	(86)	1,845
Other time deposits(2)	(6)	58	52
Other borrowings	2,202	(1,766)	436

Total interest-bearing liabilities	$3,970	$(1,818)	$2,152

Net interest income	$349	$(2,175)	$(1,826)

(1)
The amortization of loan costs has been included in the calculation of interest income. Net loan costs were approximately $13,000 for the quarter ended March 31, 2008, while net loan costs amounted to $340,000 for the quarter ended March 31, 2007. Loans include nonaccrual loans, which balance as of the periods ended March 31, 2008 and 2007 was $67.2 million and $40.4 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)
For the quarter ended March 31, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $107,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter ended March 31, 2008 was $7.8 million, or 82.09% of net charge-offs, compared to $5.3 million, or 136.69% of net charge-offs, for the same period in 2007, and $6.9 million, or 141.18% of net charge-offs, for the quarter ended December 31, 2007. During the first quarter of 2008, the decrease in the provision for loan and lease losses as a percentage of net charge-offs was mainly attributable to a $3.1 million partial charge-off to a commercial business relationship for which a specific allowance was previously determined, as mentioned before. The increase in our provision for loan and lease losses during the first quarter of 2008 when compared to the previous quarter was impacted by the overall condition of the economy and increased delinquencies and adverse classifications in our commercial loans portfolio, which resulted in additional adjustments to the loss factors considered when determining the adequacy of our allowance for loan and lease losses. During the first quarter of 2008, the periodic evaluation of the allowance for loan and lease losses primarily considered the level of net-charge offs, delinquencies, related loss experience and overall economic conditions. For more detail on net charge-offs please refer to the “Allowance for Loan and Lease Losses” section herein.

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,424	66.8%	$2,255	117.2%
Gain on sale of loans , net	1,235	34.1	113	5.9
Loss on sale of repossessed assets and on disposition of other assets, net	(34)	(0.9)	(445)	(23.1)

Total noninterest income	$3,625	100.0%	$1,923	100.0%

Our total noninterest income for the first quarter of 2008 was $3.6 million, compared to $1.9 million for the same period in 2007. Noninterest income represented approximately 0.13% and 0.08% of average assets as of March 31, 2008 and 2007, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.4 million at March 31, 2008, from $2.3 million at the same period in 2007. This increase was primarily due to an increase in ATM fees, mainly from a change in the service provider’s fee structure.

Gain on sale of loans of $1.2 million was the second largest source of noninterest income during the first quarter of 2008, compared to $113,000 for the same period in 2007. This source of noninterest income was derived primarily from the sale of lease financing contracts and mortgage loans. In March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $37.7 million. We retained servicing responsibilities of the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $1.2 million. We did not sell lease financing contracts during 2007. While the estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts is not significant, we established an allowance of $471,000 in March 2008 and have included such estimate in the other liabilities section of our balance sheet as of March 31, 2008. Also, during the first quarter of 2008, we sold $3.5 million in mortgage loans to other financial institutions, compared to $4.9 million for the same period in 2007. In addition, during the first quarter of 2008, we sold $142,000 in individual residential construction loans to other financial institution. We did not sell individual residential construction loans during the first quarter of 2007. We did not retain the servicing rights on these loans and we accounted for these transactions as sales, resulting in a gain of approximately $59,000 and $113,000 for those same periods respectively.

During first quarter of 2008, we experienced a net loss on sale of repossessed assets of $34,000, compared to $445,000 during the same period in 2007. This mainly resulted from our decision to increase the valuation allowance of repossessed vehicles, reducing the book value of the repossessed vehicle in an effort to expedite the disposition of slow moving inventory, as previously mentioned. During the first quarter of 2008, we sold 325 vehicles and repossessed 344 vehicles, compared to 532 and 446 units during the same period in 2007, respectively. Our inventory of repossessed vehicles decreased by 27% to 334 units as of March 31, 2008, from 457 units as of March 31, 2007.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,579	41.9%	$5,735	47.3%
Occupancy and equipment	2,943	22.2	2,597	21.4
Professional services, including directors’ fees	1,241	9.4	867	7.1
Office supplies	332	2.5	329	2.7
Other real estate owned and other repossessed assets expenses	488	3.7	445	3.7
Promotion and advertising	367	2.8	377	3.1
Lease expenses	147	1.1	136	1.1
Insurance	647	4.9	452	3.7
Municipal and other taxes	493	3.7	420	3.5
Commissions and service fees credit and debit cards	418	3.2	348	2.9
Other noninterest expense	611	4.6	424	3.5
Total noninterest expense	$13,266	100.0%	$12,130	100.0%

Our total noninterest expense increased to $13.3 million in the first quarter of 2008, compared to $12.1 million for the same period in 2007. This represents an increase of 9.37% in noninterest expense. This increase can be attributed mainly to increased professional services, occupancy and insurance expenses. Noninterest expenses as a percentage of average assets slightly changed to 0.48% in the first quarter of 2008, compared to 0.49% for the same period in 2007. Our efficiency ratio was 68.62% in the first quarter of 2008, compared to 63.98% for the same period in 2007. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $5.6 million for the first quarter of 2008, compared to $5.7 million for the same period in 2007, representing a decrease of 2.72% from the comparable period. This decrease in salaries and employee benefits resulted from decreased personnel in connection with the information technology outsourcing agreement we entered with Telefónica Empresas (“TE”) in August 2007. As of March 31, 2008, we had 514 full-time equivalent employees, compared with 520 as of March 31, 2007. Our volume of assets per employee increased to $5.4 million as of March 31, 2008, from $4.7 million for the same period in 2007.

Occupancy and equipment expenses totaled $2.9 million for the first quarter of 2008, compared to $2.6 million for the same period in 2007, representing an increase of 13.32% from the comparable period. This increase was mainly attributable to increased utilities, equipment maintenance, and data, communications and security services, related to the expansion of our branch network. Also, during the first quarter of 2008, occupancy expenses included $63,000 mainly related to the phasing-out of TE for the premises we previously occupied, of which, once TE relocates to its own facilities, $27,000 will be paid as part of TE outsourcing fees.

Professional and directors’ fees were $1.2 million and $867,000, or 9.4% and 7.1% of total noninterest expenses, for the first quarter of 2008 and 2007, respectively. This increase was mainly attributable to: (i) a $270,000 increase related to TE outsourcing fees, offset by a reduction of $154,000 in related salaries and employee benefits, as previously mentioned, a reduction of $21,000 in related SOX expenses, both experienced during the first quarter of 2008, and estimated quarter savings of $104,000 in other operational costs transferred to TE; and (ii) a $40,000 increase in regulatory examination fees as a consequence of our asset growth.

Insurance expenses were $647,000, or 4.9% of total noninterest expenses, for the first quarter of 2008, compared to $452,000, or 3.7% of total noninterest expense, for the same period in 2007. This increase was mainly attributable to the FDIC’s insurance premium assessment, which, during fiscal year 2007, was net of a one time assessment credit of $669,000.

Municipal and other taxes increased to $493,000 for the first quarter of 2008, from $420,000 for the same period in 2007. This increase was mainly attributable to an increase in the gross income of our wholly-owned banking subsidiary.

Commissions and service fees on credit and debit cards were $418,000 and $348,000, or 3.2% and 2.9% of total noninterest expenses, for the first quarter of 2008 and 2007, respectively. This increase was mainly attributable to increased ATM service fees, primarily from a change in the service provider’s fee structure, as previously mentioned.

Other noninterest expenses were $611,000 for the first quarter of 2008, compared to $424,000 for the same period in 2007. Other noninterest expenses are mainly comprised of other non-recurrent miscellaneous expenses.

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

For the quarter ended March 31, 2008, we recorded an income tax benefit of $1.2 million, compared to an income tax expense of $260,000 and an income tax benefit of $218,000 for the quarters ended March 31, 2007 and December 31, 2007, respectively. Our income tax benefit for the quarter ended March 31, 2008 was mainly caused by a deferred tax benefit of $1.2 million, as explained further below.

Our current income tax expense for the quarter ended March 31, 2008 decreased to $9,000, from $1.3 million for the same quarter in 2007, and $602,000 in the quarter ended December 31, 2007. These decreases in our current income tax expense were mainly due to a taxable loss in our banking subsidiary related to: (i) the recognition of charge-offs on loans, for which specific allowances were previously determined; and (ii) a loss before income taxes of $2.2 million as of March 31, 2008, compared to income before taxes of $1.6 million and $284,000 for the quarters ended March 31, 2007 and December 31, 2007, respectively.

Our deferred tax benefit for the quarter ended March 31, 2008 increased to $1.2 million, from $1.1 million for the same quarter in 2007, and $820,000 in the quarter ended December 31, 2007. These increases were mainly due to the net effect of: (i) a decrease in the deferred tax assets primarily from a decrease in our allowance for loan and lease losses upon the recognition of charge-off on loans, as mentioned above; (ii) an increase in the deferred tax asset related to the net operating loss carryforward from the taxable loss in our banking subsidiary; and (iii) an increase in the deferred tax liability related to the new servicing asset in connection with the $37.7 million sale of lease financing contracts in March 2008, as previously mentioned.

As of March 31, 2008, we had net deferred tax assets of $12.1 million, compared to $10.9 million as of December 31, 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at March 31, 2008 will be realized.

Financial Condition

Our total assets increased to $2.794 billion as of March 31, 2008 from $2.751 billion as of December 31, 2007. This $42.4 million increase, or 6.16% on an annualized basis, was mainly due to the net effect of: (i) a $31.9 million decrease in interest bearing deposits; (ii) a $14.6 million increase in securities purchased under agreements to resell; (iii) a $86.1 million increase in the investment securities portfolio; and (iv) a $21.8 million decrease in net loans, net of the $37.7 million sale of lease financing contracts, as previously mentioned.

Our total deposits decreased to $1.967 billion as of March 31, 2008, from $1.993 billion as of December 31, 2007. This $26.5 million decrease, or 5.33% on an annualized basis, was mainly due to the net effect of: (i) a $56.7 million decrease in broker deposits; and (ii) a $24.9 million increase in jumbo time deposits. The fierce competition for core deposits on the Island continued during the first quarter of 2008. Because of this fierce competition for local deposits, and the fact that rates on broker deposits have remained at higher levels, other short-term borrowings result in an attractive funding alternative, lowering funding costs when compared to broker deposits and the unusually higher rates offered locally for time deposits. We decided to pursue the use of the other short-term borrowing alternatives in an attempt to control increases in our funding cost. As a result, other borrowings increased to $611.8 million as of March 31, 2008, from $547.5 million as of December 31, 2007. This change in other borrowings was mainly concentrated in the securities sold under agreements to repurchase. For more information on deposits, see the section of this discussion and analysis captioned “Deposits.”

Our stockholders’ equity increased to $182.2 million, from $179.9 million as of December 31, 2007, representing an annualized increase of 5.07%. Besides earnings and losses from operations, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive gain of $2.5 million and $1.1 million as of March 31, 2008 and December 31, 2007, respectively.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2008, we had $400,000 in interest-bearing deposits in other financial institutions, compared to $32.3 million as of December 31, 2007. Also, we had $34.5 million and $19.9 million in purchased securities under agreements to resell as of March 31, 2008 and December 31, 2007, respectively. The decrease in interest bearing deposits was mainly associated to the increase in our investment securities portfolio. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 3.79% and 5.82% for the three-month periods ended March 31, 2008 and 2007, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available–for–Sale		Held–to–Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2008:
U.S. government agencies obligations	$62,953	$63,767	$2,691	$2,694	$—	$—	$65,644	$66,461
Collateralized mortgage obligations	451,539	451,795	21,190	20,641	—	—	472,729	472,436
Mortgage-backed securities	258,363	260,386	4,434	4,464	—	—	262,797	264,850
State and municipal obligations	9,935	9,991	—	—	—	—	9,935	9,991
U.S. Corporate Notes	7,938	7,305	—	—	—	—	7,938	7,305
Other investments	—	—	—	—	15,820	15,820	15,820	15,820
Total	$790,728	$793,244	$28,315	$27,799	$15,820	$15,820	$834,863	$836,863
December 31, 2007:
U.S. government agencies obligations	$129,020	$129,398	$2,775	$2,762	$—	$—	$131,795	$132,160
Collateralized mortgage obligations	404,804	404,856	23,421	23,092	—	—	428,225	427,948
Mortgage-backed securities	163,552	164,390	4,649	4,598	—	—	168,201	168,988
State and municipal obligations	5,616	5,716	—	—	—	—	5,616	5,716
U.S. Corporate Notes	3,000	2,744	—	—	—	—	3,000	2,744
Other investments	—	—	—	—	13,354	13,354	13,354	13,354
Total	$705,992	$707,104	$30,845	$30,452	$13,354	$13,354	$750,191	$750,910

During the first quarter of 2008, the investment portfolio increased by approximately $86.1 million to $837.4 million from $751.3 million as of December 31, 2007.  The increase from December 31, 2007 was primarily due to the net effect of:

•	the purchase of $227.5 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note;

•	$111.3 million in US government agencies that matured or were called-back during the quarter; and

•	prepayments of approximately $32.6 million on mortgage-backed securities and FHLB obligations.

Since 2007, we have been analyzing different market opportunities in an attempt to improve our investment portfolio’s average yield and to maintain an adequate average life. Similar to the second half of 2007, during the first quarter of 2008, the market continued to present some good investment opportunities as a result of the liquidity crises faced by financial institutions in the mainland, which has forced them to reduce their total assets by selling part of their investment securities portfolios at wider spreads. During the quarter ended March 31, 2008, we were able to purchase approximately $227.5 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note, all with an estimated average life of approximately 4.5 years and an estimated average yield of 5.08%. Purchased mortgage-backed securities totaled $172.9 million and included approximately $101.4 million in mortgage-backed securities issued by U.S. government sponsored enterprises, $1.5 million in collateralized mortgage obligations guaranteed by U.S. government sponsored enterprises and $70.1 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics. As of March 31, 2008, after the above-mentioned transactions, the estimated average maturity of the investment portfolio was approximately 5.1 years and the average yield was approximately 5.12%, compared to an estimated average maturity of 4.8 years and an average yield of 5.06% for the year ended December 31, 2007. As of March 31, 2008, investment securities having a carrying value of approximately $741.4 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Three Months Ended March 31, 2008
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available–for–sale:(1)(2)
U.S. government agencies obligations	$45,688	4.80%	$18,079	4.56%	$—	—%	$—	—%	$63,767	4.73%
Mortgage backed securities(3)	1,708	3.73	64,668	4.88	179,970	5.10	14,039	5.82	260,385	5.08
Collateral mortgage obligations(3)	34,096	4.38	289,047	5.27	115,201	5.40	13,451	5.52	451,795	5.24
State & political subdivisions	787	6.11	9,204	4.74	—	—	—	—	9,991	4.84
Other debt securities	2,368	4.60	4,938	5.73	—	—	—	—	7,306	5.31
Total investments available-for-sale	$84,647	4.62%	$385,936	5.16%	$295,171	5.22%	$27,490	5.68%	$793,244	5.14%

Investments held–to–maturity: (2)
U.S. government agencies obligations	$—	—%	$2,691	3.95%	$—	—%	$—	—%	$2,691	3.95%
Mortgage backed securities(3)	—	—	4,434	4.93	—	—	—	—	4,434	4.93
Collateral mortgage obligations(3)	5,776	3.89	7,403	4.51	8,011	4.68	—	—	21,190	4.40
Total investments held-to-maturity	$5,776	3.89%	$14,528	4.53%	$8,011	4.68%	$—	—%	$28,315	4.44%

Other Investments:
FHLB stock	$15,210	8.40%	—	—%	—	—%	—	—%	$15,210	8.40%
Investment in statutory trust	—	—	—	—	—	—	610	5.86	610	5.86
Total other investments	$15,210	8.40%	$—	—%	$—	—%	$610	5.86%	$15,820	8.30%
Total investments	$105,633	5.12%	$400,464	5.14%	$303,182	5.20%	$28,100	5.68%	$837,379	5.18%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.47% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of March 31, 2008, our investment in other earning assets included $15.2 million in FHLB stock and $610,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of March 31,	As of December 31,
Type	2008	2007
	(In thousands)

Statutory trust	$610	$610
FHLB stock	15,210	12,744
Total	$15,820	$13,354

Dividends on FHLB stock amounted to $178,000 and $119,000 for the quarters ended March 31, 2008 and 2007, respectively.

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $3.4 million and $1.4 million as of March 31, 2008 and December 31, 2007, respectively:

	As of March 31,	As of December 31,
	2008	2007
	(In thousands)
Real estate secured	$928,492	$900,036
Leases	329,175	385,390
Other commercial and industrial	297,004	302,530
Consumer	54,806	57,745
Real estate – construction	214,805	203,344
Other loans(1)	6,637	6,850
Gross loans and leases	$1,830,919	$1,855,895
Plus: Deferred loan costs, net	1,632	2,366
Total loans, including deferred loan costs, net	$1,832,551	$1,858,261
Less: Unearned income	(945)	(1,042)
Total loans, net of unearned income	$1,831,606	$1,857,219
Less: Allowance for loan and lease losses	(26,428)	(28,137)
Loans, net	$1,805,178	$1,829,082

(1)  Other loans are comprised of overdrawn deposit accounts.

As of March 31, 2008 and December 31, 2007, our total loans and leases, net of unearned income, were $1.831 billion and $1.857 billion, respectively. The decrease in our loan and lease volume during the first quarter of 2008 resulted primarily from the sale of $37.7 million in lease financing contracts during March 2008, as previously mentioned. Our total loans and leases, net of unearned income as a percentage of total assets was 65.7% and 67.6% as of March 31, 2008 and December 31, 2007, respectively.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%. In those instances, additional forms of collateral or guaranties are obtained. Loans secured by real estate, excluding construction loans, equaled $928.5 million and $900.0 million as of March 31, 2008 and December 31, 2007, respectively. The volume of our real estate loans, excluding real estate construction loans, has increased as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 50.7% as of March 31, 2008, from 48.5% as of December 31, 2007.

Loans secured by real estate included residential mortgages amounting to $115.8 million as of March 31, 2008, which increased by $8.8 million, or by 33.01% on an annualized basis, when compared to $106.9 million as of December 31, 2007. This increase in residential mortgages mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island.

Lease financing contracts, the second largest component of our loan portfolio, consist of automobile and equipment leases made to individuals and corporate customers. We continue our emphasis on automobile leasing. During the first quarter of 2008, approximately 63.66% of our lease financing contracts originations were for new automobiles, approximately 33.52% were for used automobiles and the remaining 2.82% consisted primarily of construction and medical equipment leases. The volume of our lease financing contracts decreased to $329.2 million as of March 31, 2008, from $385.4 million as of December 31, 2007. This decrease resulted mainly from the sale of $37.7 million in lease financing contracts during March 2008, as mentioned above. From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well. As previously mentioned, in this sale, we retained the right to service the leases sold, surrendered the control of the lease financing receivables, and accounted for the transaction as sale, recognizing a net gain of approximately $1.2 million. Lease financing contracts, as a percentage of total loans and leases were 18.0% and 20.8% as of March 31, 2008 and at the end of 2007, respectively. We did not sell lease financing contracts during 2007.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the first three months of 2008, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by accounts receivable and the assets being acquired, such as equipment or inventory, and other forms of collaterals or guaranties. Other commercial and industrial loans decreased to $297.0 million as of March 31, 2007, from $302.5 million as of December 31, 2007. Other commercial and industrial loans as a percentage of total loans were 16.2% and 16.3% at March 31, 2008 and at the end of 2007, respectively.

Construction loans secured by real estate totaled $214.8 million and $203.3 million as of March 31, 2008 and December 31, 2007, respectively. Construction loans secured by real estate as a percentage of total loans and leases were 11.7% and 11.0% for those same periods, respectively. During the first quarter of 2008, the increase in construction loans secured by real estate resulted from disbursements on loan commitments we made during or before last fiscal year, which were primarily related to loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property. We did not make any new construction loans during the first quarter of 2008.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of personal installment loans, credit cards, boat loans, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination. Consumer loans as a percentage of total loans and leases were 3.1% and 3.2% at March 31, 2008 and at the end of 2007, respectively. Consumer loans as of March 31, 2008 and December 31, 2007, included a boat portfolio of $33.5 million and $35.0 million, respectively; $14.3 million and $13.4 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.1 million and $9.3 million, respectively.

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

The following table shows our maturity distribution of loans and leases, including loans held for sale of $3.4 million, as of March 31, 2008, excluding non-accrual loans amounting to $67.2 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which comprise both commercial and industrial loans and commercial real estate loans. By contrast, residential mortgage loans originated by Eurobank are fixed rate. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of March 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)

Real estate — construction	$170,822	$280	$70,273	$525	$-	$241,900
Real estate — secured	268,496	197,966	220,739	141,553	13,617	842,371

Other commercial and industrial	223,803	28,381	31,348	4,366	10,798	298,696
Consumer	6,613	15,328	1,586	30,430	213	54,170
Leases	18,809	279,022	-	26,468	-	324,299
Other loans	6,398	-	-	-	-	6,398
Total	$694,941	$520,977	$323,946	$203,342	$24,628	$1,767,834

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $150.3 million as of March 31, 2008.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of March 31,	As of December 31,
	2008	2007
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$31,071	$29,075
Nonaccrual loans	67,196	68,990
Total nonperforming loans	98,267	98,065
Other real estate owned	7,241	8,125
Other repossessed assets	6,094	5,409
Total nonperforming assets	$111,602	$111,599
Nonperforming loans to total loans and leases	5.36%	5.28%
Nonperforming assets to total loans and leases plus repossessed assets	6.04	5.96
Nonperforming assets to total assets	3.99	4.06

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

While non-performing loans remained stable during the first quarter of 2008 when compared to the fourth quarter of 2007, changes during the quarter included a $2.0 million increase in loans over 90 days past due still accruing interest and a $1.8 million decrease in nonaccrual loans.

The $2.0 million increase in loans over 90 days still accruing interest was mainly due to the net effect of a $748,000 increase in other commercial and industrial loans; a $1.1 million decrease in lease financing contracts; and a $2.4 million increase in overdrafts, of which approximately $1.3 million was covered as of April 24, 2008. The $1.8 million decrease in nonaccrual loans was mainly attributable to a $1.4 million decrease in commercial loans.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets decreased to $13.3 million as of March 31, 2008, compared to $13.5 million as of December 31, 2007. The decrease during the quarter ended March 31, 2008 when compared to the previous quarter was mainly attributable to the net effect of: (i) a decrease of $884,000 in OREO resulting from the net effect of the sale of three properties and the foreclosure of three properties, including the sale of 18 land lots in the amount of $1.1 million, which had been repossessed from a commercial customer during the fourth quarter of 2007; and (ii) an increase of $685,000 in other repossessed assets, mainly in the inventory of repossessed boats.

As of March 31, 2008, our OREO consisted of 28 properties with an aggregate value of $7.2 million, as compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, other repossessed assets were comprised of: repossessed vehicles amounting to $4.4 million and $4.3 million, respectively; repossessed boats amounting to $1.7 million and $991,000 respectively; and repossessed equipment amounting to $88,000 as of December 31, 2007. There was no repossessed equipment in inventory as of March 31, 2008.

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

When analyzing the adequacy of our allowance, our portfolio is segmented into major loan categories. Although the evaluation of the adequacy of our allowance focuses on loans and leases and pools of similar loans and leases, no part of our allowance is segregated for, or allocated to, any particular asset or group of assets. Our allowance is available to absorb all credit losses inherent in our loan and lease portfolio.

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

For the general portion of our allowance, we follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. The general portion of our allowance is calculated by applying loss factors to all categories of loans and leases outstanding in our portfolio. We use historic loss rates determined over a period of 1 to 5 years, which, at least on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition.

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

In addition, another component is used in the evaluation of the adequacy of the allowance. This additional component serves as a management tool to measure the probable effect that current internal and external environmental factors could have on the historical loss factors currently in use. Factors that we consider include, but are not limited to:

•	levels of, and trends in, delinquencies and nonaccruals;

•	levels of, and trends in, charge-offs, and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	changes in the experience, ability and depth of our lending management and relevant staff;

•	national and local economic business trends and conditions.

•	banking industry conditions; and

•	effect of changes in concentrations of credit that might affect loss experience across one or more components of the portfolio.

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

In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.

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

	Three Months Ended March 31,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,865,993	$1,804,099
Total loans and leases outstanding at end of period, including loans held for sale	1,835,030	1,858,579
Allowance for loan and lease losses:
Allowance at beginning of period	28,137	18,937
Charge-offs:
Real estate — secured	3,515	372
Commercial and industrial	2,929	3,122
Consumer	649	1,699
Leases	2,817	12,680
Other loans	164	398
Total charge-offs	10,074	18,271

	Three Months Ended March 31,	Year Ended December 31,
	2008	2007
Recoveries:
Real estate — secured	15	52
Commercial and industrial	142	319
Consumer	64	319
Leases	309	1,410
Other loans	2	23
Total recoveries	532	2,123
Net loan and lease charge-offs	9,542	16,148
Provision for loan and lease losses	7,833	25,348
Allowance at end of period	$26,428	$28,137
Ratios:
Net loan and lease charge-offs to average total loans(1)	2.05%	0.90%
Allowance for loan and lease losses to total loans at end of period	1.44	1.51
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	144.42	57.39
Net loan and lease charge-offs to provision for loan and lease losses	121.82	63.71

(1) Annualized as of March 31, 2008.

The allowance for loan and lease losses decreased to $26.4 million, from $28.1 million as of December 31, 2007. The allowance for loan and lease losses as a percentage of total loans and leases also decreased to 1.44% at March 31, 2008, from 1.51% at the end of year 2007. The allowance for loan and lease losses is affected by net charge-offs, loan portfolio growth, and also by the provision for loan and lease losses for each related period, which was certainly impacted by the overall economic condition on the Island. Net charge-offs for the quarter ended March 31, 2008 increased to $9.5 million, from $4.9 million during the quarter ended December 31, 2007. Net charge-offs during the first quarter of 2008 included a $3.1 million partial charge-off to a commercial business relationship, for which a specific allowance had been previously determined.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. Accordingly, all lease finance contracts that are over 120 days past due at the end of each quarter are partially charged-off. For each of the periods ended March 31, 2008 and December 31, 2007, we used a historical loss ratio in lease finance contracts of approximately 23%. For the quarters ended March 31, 2008 and 2007, approximately $475,000 and $408,000 was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due. This full charge-off is made on a quarterly basis. Accordingly, most of our lease finance contracts that are over 365 days past due at the end of each quarter are fully charged-off. For the quarters ended March 31, 2008 and 2007, approximately $251,000 and $242,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized net charge-off ratio on the leasing business for the quarter ended March 31, 2008 was 2.70%, compared to 2.88% and 2.71% for the quarter and year ended December 31, 2007, respectively. The decrease in this ratio during the first quarter of 2008 was mainly due to the net effect of a decrease in net charge-offs and a decrease in our lease portfolio. The amount of net charge-offs in our leasing portfolio for the quarter ended March 31, 2008 decreased to $2.5 million, from $2.8 million in the previous quarter, and $3.0 million in the first quarter of 2007. As of March 31, 2008, annualized net charge-offs in our leasing portfolio amounted to $10.0 million, compared to $11.3 million for the year ended December 31, 2007. Our lease portfolio decreased to $329.2 million as of March 31, 2008, from $385.4 million at the end of fiscal 2007. This decrease in our leasing portfolio includes the sale of $37.7 million in lease financing contracts in March 2008, as previously mentioned. We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 2.05% for the quarter ended March 31, 2008, compared to 1.05% and 0.90% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of the allowance for loan and lease losses was 144.42% for the quarter ended March 31, 2008, compared to 69.29% and 57.39% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of provision for loan and lease losses was 121.82% for the quarter ended March 31, 2008, compared to 70.83% and 63.71% for the quarter and year ended December 31, 2007, respectively. The increase in these ratios was impacted by the $3.1 million partial charge-off to a commercial business relationship, the overall condition of the economy, increased delinquencies and adverse classifications in our commercial loans portfolio, as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $33.4 million as of March 31, 2008 and $33.1 million as of December 31, 2007. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds. Average deposits for the first quarter of 2008 were $1.969 billion, compared to $1.893 billion for the year 2007. This increase in average deposits during the first quarter of 2008 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31,			Year Ended December 31,
	2008			2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$115,691	5.87%	–%	$119,004	6.29%	–%
Money market deposits	17,825	0.91	3.12	18,361	0.97	2.90
NOW deposits	41,267	2.10	2.38	47,068	2.49	2.23
Savings deposits	129,961	6.60	2.24	141,120	7.45	2.48
Time certificates of deposit in denominations of $100,000 or more	263,145	13.36	4.53	236,057	12.47	5.01
Brokered certificates of deposits in denominations of $100,000 or more	1,307,312	66.38	5.09	1,239,885	65.48	5.13
Other time deposits	94,115	4.78	4.41	91,887	4.85	4.37

Total deposits	$1,969,316	100.00%		$1,893,382	100.00%

Total deposits at March 31, 2008 and December 31, 2007 were $1.967 billion and $1.993 billion, respectively, representing a decrease of $26.5 million, or 5.33% on an annualized basis, during the first three months of 2008. The following table presents the composition of our deposits by category as of the dates indicated:

	As of March 31,	As of December 31,
	2008	2007
	(In thousands)
Interest bearing deposits:
Now and money market	$61,556	$60,893
Savings	129,997	131,604
Brokered certificates of deposits in denominations of less than $100,000	98	104
Brokered certificates of deposits in denominations of $100,000 or more	1,279,785	1,336,456
Time certificates of deposits in denominations of $100,000 or more	276,231	251,361
Other time deposits	95,556	92,545
Total interest bearing deposits	$1,843,223	$1,872,963
Plus: non interest bearing deposits	123,280	120,083
Total deposits	$1,966,503	$1,993,046

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. During the first quarter of 2008, the decrease in brokered deposits resulted mainly from the call-back of $162.4 million in broker deposits in an effort to improve our net interest margin. As of March 31, 2008, there were $142.6 million in callable broker deposits, which included $90.3 million that could be called-back during the second quarter of 2008, while remaining $52.3 million could be called-back in July 2008. Assuming that callable broker deposits are called-back at the projected callable dates, approximately $199,000 and $62,000 in unamortized commissions would be written-off during those same periods, respectively. Average interest rate paid on these callable broker deposits is 5.33%.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated, including broker deposits and excluding individual retirement accounts:

	March 31, 2008	December 31, 2007
	(In thousands)
Three months or less	$587,848	$360,168
Over three months through six months	267,122	318,440
Over six months through 12 months(1)	169,711	195,976
Over 12 months(2)	531,336	713,233
Total	$1,556,016	$1,587,817
__________________________
(1)	Includes $24.0 million in callable broker deposits.

(2)	Includes $118.6 million in callable broker deposits.

Other Sources of Funds

As previously mentioned, the fierce competition for core deposits on the Island and the fact that our broker deposits remained at higher levels made other short-term borrowings an attractive funding alternative. During the first quarter of 2008, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 5.40%, from 6.57% and 7.00% for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively. Average other borrowings increased to $559.9 million for the first quarter of 2008, compared to $438.5 million and $393.3 million for the fourth quarter of 2007 and the quarter ended March 31, 2007, respectively.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended March 31,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$565,723	$496,419
Average monthly balance outstanding during the period	514,203	372,935
Maximum aggregate balance outstanding at any month-end	583,205	496,419
Weighted average interest rate for the quarter	3.87%	5.04%
Weighted average interest rate for the last month	3.68%	4.60%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended March 31,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$25,440	$30,454
Average monthly balance outstanding during the period	24,676	3,668
Maximum aggregate balance outstanding at any month-end	30,449	30,454
Weighted average interest rate for the quarter	3.64%	5.26%
Weighted average interest rate for the last month	2.81%	4.64%

Note Payable to Statutory Trust

For more detail on note payable to statutory trust please refer to the “Note 12 – Note Payable to Statutory Trust” to our condensed consolidated financial statements included herein.

Fair Value of Assets and Liabilities

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Also, the SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on the source of the market data obtained. This hierarchy is comprised of three levels. If the market data is obtained from sources independent of the reporting entity, the market data is considered an “observable input” and related assets or liabilities will be classified within Levels 1 and 2 of the hierarchy. When the reporting entity’s own assumptions are used as market participant assumptions, the market data is considered an “unobservable input” and related assets or liabilities are classified within Level 3 of the hierarchy. A brief description of possible inputs under each level of the hierarchy is further discussed below.

Level 1. Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities we have the ability to access.

Level 2. Level 2 inputs are those other than unadjusted quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than unadjusted quoted prices, such as: interest rates; foreign exchange rates; and yield curves that are observable at commonly quoted intervals.

Level 3. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

Where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement falls will be based on the lowest most significant level used to determine the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability being valued.

The fair value of financial assets requiring to be presented at their fair market value is measured on a recurring basis. The fair value of non-financial assets or financial assets requiring to be presented at the lower of cost or fair market value is measured on a non-recurring basis.

As of March 31, 2008, we had $795.2 million and $2.0 million in assets and liabilities measured on a recurring basis, respectively. Out of the $795.2 million in assets measured on a recurring basis, $714.9 million was Level 2 assets, while remaining assets were classified within Level 1 of the hierarchy. All liabilities measured on a recurring basis as of March 31, 2008 were classified within Level 2 of the hierarchy. As of the same date, we had $16.6 million in assets measured on a non-recurring basis, of which $11.9 million and $4.7 million were Level 2 and Level 3 assets, respectively. The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of March 31, 2008 included $793.2 million in securities available for sale, of which $712.2 million, comprised of mortgage-backed securities, was Level 2 assets, while remaining securities available for sale were classified within Level 1 of the hierarchy. On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale. Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%.

Significant inputs considered to determine the fair value of securities available for sale include the market yield curve, credit rating of issuer and collateral. A change in the slope or an increase in the market yield curve, or deterioration of the issuer’s credit rating or collateral, can significantly reduce the fair market value of securities available for sale. Also, a change in the slope or a decrease in the market yield curve, or an upgrade of the issuer’s credit rating or collateral, can significantly increase the fair market value of securities available for sale. Changes in the fair market value of securities available for sale are reported as part of total stockholders’ equity in other comprehensive income. A decrease in the fair market value of securities available for sale, can reduce our liquidity levels, adversely impacting our borrowing capacity and reducing our total capital. On the contrary, an increase in the fair market value of securities available for sale, can augment our liquidity levels, positively impacting our borrowing capacity and increasing our total capital. For more information on the fair value of assets and liabilities please refer to “Note 2 – Recent Accounting Pronouncements” and “Note 16 – Fair Value” to our condensed consolidated financial statements included herein.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings. As of March 31, 2008 and December 31, 2007, total stockholders’ equity was $182.2 million and $179.9 million, respectively. In addition, the following items also impacted ours stockholders’ equity:

•	the exercise of 250,862, 4,000, 50,000 and 357,000 stock options in February 2007, July 2007, January 2008 and March 2008, respectively, for a total of $3.2 million; and

•	the repurchase of 285,368 shares for $2.5 million during the second and third quarter of 2007 in connection with a stock repurchase program approved by the Board of Directors on May 31, 2007.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

As of March 31, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$225,547	10.81%	$	≥ 166,896	≥ 8.00%	N/A
Eurobank.	222,893	10.69		≥ 166,877	≥ 8.00	≥ 208,597	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	199,458	9.56		≥ 83,448	≥ 4.00	N/A
Eurobank	196,808	9.43		≥ 83,439	≥ 4.00	≥ 125,158	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	199,458	7.28		≥ 109,533	≥ 4.00	N/A
Eurobank	196,808	7.19		≥ 109,499	≥ 4.00	≥ 136,874	≥ 5.00
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$224,873	10.79%	$	≥ 166,720	≥ 8.00%	N/A
Eurobank.	224,137	10.76		≥ 166,719	≥ 8.00	≥ 208,399	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,793	9.54		≥ 83,360	≥ 4.00	N/A
Eurobank	198,057	9.50		≥ 83,360	≥ 4.00	≥ 125,039	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,793	7.55		≥ 105,308	≥ 4.00	N/A
Eurobank	198,057	7.52		≥ 105,282	≥ 4.00	≥ 131,603	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities’ portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and broker time deposits availability are part of the bank's liquidity presentation. Our liquid assets at March 31, 2008 and December 31, 2007 totaled approximately $234.9 million and $239.8 million, respectively. Our Core Basis Surplus liquidity level was 5.1% and 5.7% as of the same periods, respectively. The decrease in our Core Basic Surplus liquidity level indicated above was mainly attributable to the combined effect of a reduction in interest bearing deposits and the growth in our total assets, primarily in our investment portfolio.

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

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of March 31, 2008, we had FHLB borrowing capacity of $82.2 million, including FHLB advances and securities sold under agreements to repurchase. Also, as of the same date, we had $385.0 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledged as collateral. Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million at March 31, 2008.

In order to participate in the broker time deposits market, we must be categorized as “well-capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. As of March 31, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

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

Our net cash inflows from operating activities for the first quarter of 2008 was $18.5 million, compared to $34.0 million from operating activities in 2007. The net operating cash inflows during the first quarter of 2008 resulted primarily from the combined effect of: (i) proceeds from sale of loans held for sale; (ii) an increase in accrued interest receivable; and (iii) a net decrease in other assets. The net operating cash inflows during fiscal 2007 resulted primarily from the net effect of: (i) proceeds from sale of loans held for sale; (ii) an increase in accrued interest receivable; (iii) an increase in accrued interest payable, accrued expenses and other liabilities; and (iv) a net increase in other assets.

Our net cash outflows from investing activities for the first quarter of 2008 was $57.4 million, compared to $281.7 million from investing activities in 2007. The net investing cash outflows experienced during the first quarter of 2008 and the year 2007 were primarily used for the growth in our investment and loan portfolios.

Our net cash inflows from financing activities for the first quarter of 2008 was $39.6 million, compared to $238.1 million from financing activities in 2007. The net financing cash inflows experienced during the first quarter of 2008 and the year 2007 were primarily provided by an increase in securities sold under agreement to repurchase and other borrowings.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied. At March 31, 2008, the Bank had interest rate swap agreements which converted $22.8 million of fixed rate time deposits to variable rate time deposits of which $10.2 million will mature between 2010 and 2013 and $12.6 million will mature in 2018 but with semi-annual call options which match call options on the swaps. In addition, as of March 31, 2008, Eurobank had $2.0 million related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit. For more detail on derivative financial instruments please refer to “Note 11 – Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the March 31, 2008 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 200 basis points. At March 31, 2008, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $1.1 million, or 1.55% lesser than the net interest income in the rates unchanged scenario, and $2.8 million, or 3.89% lesser than the net interest income in the rates unchanged scenario at the March 31, 2008 simulation with a 200 basis point decrease. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $3.9 million, or 5.45% higher than the net interest income in the rates unchanged scenario, and $142,000, or 0.20% lesser than the net interest income in the rates unchanged scenario at the March 31, 2008 simulation with a 200 basis point decrease. At March 31, 2008, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $643,000, or 0.91% higher than the net interest income in the rates unchanged scenario, and $981,000, or 1.38% higher than the net interest income in the rate unchanged scenario at the March 31, 2008 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $4.0 million, or 5.71% higher than the net interest income in the rates unchanged scenario, and $1.0 million, or 1.45% higher than the net interest income in the rates unchanged scenario at the March 31, 2008 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2008:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At March 31, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$981	1.38%
+100 basis points over year 1	643	0.91
- 100 basis points over year 1	(1,100)	(1.55)
- 200 basis points over year 1	(2,760)	(3.89)

	Change in Future Net Interest Income Rate Shock Scenario – Year 2
	At March 31, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$1,028	1.45%
+100 basis points over year 2	4,050	5.71
- 100 basis points over year 2	3,866	5.45
- 200 basis points over year 2	(142)	(0.20)

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2008
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$25,000	$—	$—	$440
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,760	3,176	2,804	15,819
Total	$26,760	$3,176	$2,804	$36,878

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of March 31, 2008 and December 31, 2007, we had commitments to extend credit of $279.5 million and $265.3 million, respectively. These commitments included standby letters of credit of $14.9 million and $13.6 million, for March 31, 2008 and December 31, 2007, respectively, and commercial letters of credit of $681,000 and $1.5 million for those same periods, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2 – Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

EUROBANCSHARES, INC.

Date: May 12, 2008	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Date: May 12, 2008	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer