Form 10-Q
period 2008-06-30
EUROBANCSHARES INC
filed 2008-08-11
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 11, 2008, was 19,500,315 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$26,656,428	$15,866,221
Interest bearing deposits	400,000	32,306,909
Securities purchased under agreements to resell	56,583,043	19,879,008
Investment securities available for sale	786,721,919	707,103,432
Investment securities held to maturity	25,962,454	30,845,218
Other investments	15,586,100	13,354,300
Loans held for sale	2,984,419	1,359,494
Loans, net of allowance for loan and lease losses of $30,155,840 in 2008 and $28,137,104 in 2007	1,807,269,262	1,829,082,008
Accrued interest receivable	17,229,609	18,136,489
Customers’ liability on acceptances	167,595	430,767
Premises and equipment, net	33,705,211	33,083,169
Other assets	56,450,253	49,951,898
Total assets	$2,829,716,293	$2,751,398,913
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$118,313,428	$120,082,912
Interest bearing	1,931,475,977	1,872,963,402
Total deposits	2,049,789,405	1,993,046,314

Securities sold under agreements to repurchase	531,073,000	496,419,250
Acceptances outstanding	167,595	430,767
Advances from Federal Home Loan Bank	25,426,289	30,453,926
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	15,852,559	17,371,698
Accrued expenses and other liabilities	22,049,221	13,139,809
	2,664,977,069	2,571,480,764
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2008 and 2007	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 20,439,398 shares in 2008 and 20,032,398 shares in 2007; outstanding: 19,500,315 shares in 2008 and 19,093,315 shares in 2007	204,394	200,324
Capital paid in excess of par value	110,035,651	107,936,531
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	58,651,436	61,789,048
Treasury stock, 939,083 shares at cost in 2008 and 2007	(9,910,458)	(9,910,458)
Accumulated other comprehensive loss	(13,034,330)	1,110,173
Total stockholders’ equity	164,739,224	179,918,149
Total liabilities and stockholders’ equity	$2,829,716,293	$2,751,398,913

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

For the three and six- month periods ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$29,106,477	$36,040,114	$61,864,250	$70,979,604
Investment securities
Taxable	2,588	2,933	5,231	6,681
Exempt	10,822,424	6,185,255	20,314,226	12,829,389
Interest bearing deposits, securities purchased under agreements to resell, and other	411,651	721,301	798,638	1,447,671

Total interest income	40,343,140	42,949,603	82,982,345	85,263,345

Interest expense:
Deposits	20,609,064	20,380,548	42,382,230	40,437,167
Securities sold under agreements to repurchase, notes payable, and other	5,030,573	5,126,660	10,663,271	10,323,785

Total interest expense	25,639,637	25,507,208	53,045,501	50,760,952

Net interest income	14,703,503	17,442,395	29,936,845	34,502,393

Provision for loan and lease losses	9,986,800	3,594,000	17,819,800	8,873,000

Net interest income after provision for loan and lease losses	4,716,703	13,848,395	12,117,045	25,629,393

Noninterest income:
Service charges – fees and other	3,218,454	2,533,170	5,641,828	4,787,890
Net (loss) on sale of repossessed assets and on disposition of other assets	(85,721)	(450,321)	(119,479)	(895,089)
Gain on sale of loans	116,942	49,826	1,352,137	162,584

Total noninterest income	3,249,675	2,132,675	6,874,486	4,055,385

Noninterest expense:
Salaries and employee benefits	5,318,139	5,163,004	10,897,052	10,898,174
Occupancy	2,757,843	2,631,039	5,700,611	5,228,473
Professional services	1,243,021	1,007,732	2,484,239	1,874,592
Insurance	636,177	477,602	1,282,768	929,870
Promotional	213,655	373,950	580,673	750,972
Other	2,463,228	2,611,727	4,952,425	4,712,797

Total noninterest expense	12,632,063	12,265,054	25,897,768	24,394,878

(Loss) Income before income taxes	(4,665,685)	3,716,016	(6,906,237)	5,289,900

(Income Tax Benefit) Provision for income taxes	(2,902,780)	1,088,265	(4,140,008)	1,348,113

Net (loss) income	$(1,762,905)	$2,627,751	$(2,766,229)	$3,941,787

Basic (loss) earnings per share	$(0.10)	$0.13	$(0.16)	$0.19

Diluted (loss) earnings per share	$(0.10)	$0.12	$(0.16)	$0.18

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the six months ended June 30, 2008 and 2007

	2008	2007
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	200,324	197,775
Exercised stock options	4,070	2,509
Balance at end of period	204,394	200,284
Capital paid in excess of par value – common stock:
Balance at beginning of period	107,936,531	106,539,383
Exercised stock options	2,024,930	1,126,370
Stock based compensation	74,190	106,808
Balance at end of period	110,035,651	107,772,561
Reserve fund:
Balance at beginning of period	8,029,106	7,553,381
Transfer from undivided profits	—	468,447
Balance at end of period	8,029,106	8,021,828
Undivided profits:
Balance at beginning of period	61,789,048	59,800,495
Net (loss) income	(2,766,229)	3,941,787
Preferred stock dividends ($0.43 per share in 2008 and 2007)	(371,383)	(369,342)
Transfer to reserve fund	—	(468,447)
Balance at end of period	58,651,436	62,904,493
Treasury stock
Balance at beginning of period	(9,910,458)	(7,410,711)
Purchase of common stock	—	(952,550)
Balance at end of period	(9,910,458)	(8,363,261)
Accumulated other comprehensive gain (loss), net of taxes:
Balance at beginning of period	1,110,173	(7,565,907)
Unrealized net (loss) gain on investment securities available for sale	(14,144,503)	(398,729)
Balance at end of period	(13,034,330)	(7,964,636)
Total stockholders’ equity	$164,739,224	$173,334,694

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

For the three and six months ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,762,905)	$2,627,751	$(2,766,230)	$3,941,787
Other comprehensive (loss) income, net of tax:
Unrealized net loss on investment securities available for sale	(15,548,191)	(2,957,433)	(14,144,503)	(398,729)

Comprehensive (loss) income	$(17,311,096)	$(329,682)	$(16,910,733)	$3,543,058

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six-months period ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,766,230)	$3,941,787
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,894,599	1,632,880
Provision for loan and lease losses	17,819,800	8,873,000
Stock-based compensation	74,190	106,807
Deferred tax benefit	(4,149,937)	(1,503,218)
Net gain on sale of loans and leases	(1,352,137)	(162,584)
Net loss on sale of other real estate, repossessed assets and on disposition of other assets	119,479	895,089
Net amortization of premiums and accretion of discount on investment securities	(687,842)	104,406
Write-down of repossessed assets	499,583	759,418
Net decrease in deferred loan origination costs	1,186,887	1,747,293
Origination of loans held for sale	(12,586,698)	(7,515,510)
Proceeds from sale of loans held for sale	12,762,266	7,677,818
Decrease (Increase) in accrued interest receivable	906,880	(352,864)
Net decrease in other assets	3,934,687	2,624,478
Increase in accrued interest payable, accrued expenses, and other liabilities	7,569,509	1,926,574
Net cash provided by operating activities	25,225,036	20,755,374

Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell	(36,704,035)	31,382,157
Net decrease in interest-bearing deposits	31,906,909	13,087,429
Purchases of investment securities available for sale	(290,027,400)	(5,017,669)
Proceeds from principal payments and maturities of investment securities available for sale	197,000,674	68,386,948
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	4,833,560	3,197,137
Purchases of other investments	(10,351,500)	(5,379,100)
Proceeds from principal payments, maturities, and calls of other investments	8,119,700	4,447,200
Net increase in loans	(43,353,871)	(71,766,789)
Proceeds from sale of loans	37,671,519	—
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	677,684	105,370
Capital expenditures	(2,234,891)	(14,835,203)
Net cash (used in) provided by investing activities	(102,461,651)	23,607,480

Cash flows from financing activities:
Net increase (decrease) in deposits	56,743,091	(28,616,587)
Increase (Decrease) in securities sold under agreements to repurchase and other borrowings	34,653,750	(9,425,000)
Repayment of Federal Home Loan Bank Advances	(5,027,637)	(8,226,455)
Dividends paid to preferred stockholders	(371,382)	(369,342)
Purchase of common stock		(952,550)
Net proceeds from exercise of stock options	2,029,000	1,128,880
Net cash provided by (used in) financing activities	88,026,822	(46,461,054)

Net increase (decrease) in cash and due from banks	10,790,207	(2,098,200)
Cash and due from banks beginning balance	15,866,221	25,527,489
Cash and due from banks ending balance	$26,656,428	$23,429,289

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$54,564,640	$52,309,303
Income Taxes	6,580	2,513,350

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	16,436,193	18,404,178
Finance of repossessed assets acquired through foreclosure of loans	8,315,707	13,880,334
Change in fair value of available-for-sale securities, net of taxes	14,144,503	398,729

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2008 presentation.

2.	Recent Accounting Pronouncements

The Financial Accounting Standard Board (FASB) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. This statement includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, to allow entities to choose to measure at fair value many financial instruments that are not required to be measured at fair value under existing SFAS. The main focus of SFAS 159 is to improve the use of fair value measurement providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement does not affect the provisions of any other SFAS that requires fair value measurement for certain assets or liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

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

In May 2008, the Financial Accounting Standard Board (FASB) issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The main focus of SFAS 162 is to identify the sources of accounting principles and provide entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes that the GAAP hierarchy should be directed to entities rather than the auditor. The current GAAP hierarchy, set forth in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized for its complexity and for being directed to the auditor rather than the entity. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company believes that this statement will not have financial impact.

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

The computation of (loss) earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(Loss) income before preferred stock dividends	$(1,762,905)	$2,627,751	$(2,766,230)	$3,941,787
Preferred stock dividend	(185,691)	(185,691)	(371,382)	(369,342)

(Loss) income available to common shareholders	$(1,948,596)	$2,442,060	$(3,137,612)	$3,572,446

Weighted average number of common shares outstanding applicable to basic earning per share	19,500,315	19,371,991	19,336,419	19,299,873
Effect of dilutive securities	30,176	213,815	44,552	243,678
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,530,491	19,585,806	19,380,971	19,543,551

Net (loss) earnings per common share:
Basic	$(0.10)	$0.13	$(0.16)	$0.19
Diluted	$(0.10)	$0.12	$(0.16)	$0.18

In computing diluted loss per common share for the second quarter of 2008, stock options of 174,000, 96,600, 76,800 and 73,670 shares on common stock with exercise price of $8.13, $21.00, $14.17 and $8.60, respectively, were not considered because they were antidilutive. For the second quarter of 2007 stock options of 78,800, 109,000 and 67,000 shares on common stock with exercise price of $14.17, $21.00 and $8.60 respectively, were not considered because they were antidilutive.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of June 30, 2008 and December 31, 2007 are as follows:

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commonwealth of Puerto Rico obligations:
Less than one year	$775,049	$11,505	$–	$786,554
One through five years	11,168,817	5,356	(85,618)	11,088,555
Federal Farm Credit Bonds:
One through five years	9,997,767	226,093	–	10,223,860
Federal Home Loan Bank notes:
Less than one year	19,992,739	23,700	(212,239)	19,804,200
One through five years	17,786,190	–	(204,238)	17,581,952
US Corporate Notes
One through five years	7,950,533	–	(879,233)	7,071,300
Mortgage-backed securities	732,084,350	2,170,468	(14,089,320)	720,165,498
Total	$799,755,445	$2,437,122	$(15,470,648)	$786,721,919

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commonwealth of Puerto Rico obligations:
Less than one year	$775,336	$20,068	$(140)	$795,264
One through five years	4,840,524	79,974	–	4,920,498
Federal Farm Credit Bonds:
Less than one year	27,454,067	251,882	–	27,705,949
Federal Home Loan Bank notes:
Less than one year	84,447,295	32,284	(19,739)	84,459,840
One through five years	7,119,149	46,537	–	7,165,686
Federal National Mortgage Association notes:
One through five years	10,000,000	66,900	–	10,066,900
US Corporate Note
One through five years	3,000,000	–	(256,500)	2,743,500
Mortgage-backed securities	568,355,302	3,349,482	(2,458,989)	569,245,795
Total	$705,991,673	$3,847,127	$(2,735,368)	$707,103,432

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At June 30, 2008 and December 31, 2007, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six month period ended June 30, 2008 and 2007, there were no sales of investments securities available for sale.

At June 30, 2008 and December 31, 2007, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S agency debt securities	$(416,477)	$27,362,452	$-	$-	$(416,477)	$27,362,452
State and municipal obligations	(85,618)	6,053,132	-	-	(85,618)	6,053,132
US Corporate Notes	(69,233)	4,881,300	(810,000)	2,190,000	(879,233)	7,071,300
Mortgage-backed securities	(13,338,921)	460,335,392	(750,399)	16,615,515	(14,089,320)	476,950,907

	$(13,910,249)	$498,632,276	$(1,560,399)	$18,805,515	$(15,470,648)	$517,437,791

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$-	$-	$(19,739)	$13,240,261	$(19,739)	$13,240,261
State and municipal obligations	(140)	200,196	-	-	(140)	200,196
US Corporate Note	(256,500)	2,743,500	-	-	(256,500)	2,743,500
Mortgage-backed securities	(804,224)	78,237,438	(1,654,765)	136,618,716	(2,458,989)	214,856,154

	$(1,060,864)	$81,181,134	$(1,674,504)	$149,858,977	$(2,735,368)	$231,040,111

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

•
State and municipal obligations – The unrealized losses on investments in state and municipal obligations were caused primarily by changes in interest rate expectations. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

•
US Corporate Notes – The unrealized losses on investments in U.S. corporate notes were caused primarily by changes in interest rate expectations. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of June 30, 2008 and December 31, 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,591,436	$12,354	$–	$2,603,790
Mortgage-backed securities	23,371,018	–	(547,328)	22,823,690
Total	$25,962,454	$12,354	$(547,328)	$25,427,480

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,774,712	$-	$(12,717)	$2,761,995
Mortgage-backed securities	28,070,506	16,983	(397,558)	27,689,931
Total	$30,845,218	$16,983	$(410,275)	$30,451,926

There were no sales of investment securities held to maturity during the six-month period ended June 30, 2008 and 2007.

At June 30, 2008 and December 31,2007, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Mortgage-backed securities	$(207,170)	$13,143,747	$(340,158)	$9,679,943	$(547,328)	$22,823,690

	$(207,170)	$13,143,747	$(340,158)	$9,679,943	$(547,328)	$22,823,690

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(12,717)	$2,761,995	$(12,717)	$2,761,995
Mortgage-backed securities	—	—	(397,558)	23,477,416	(397,558)	23,477,416
	$—	$—	$(410,275)	$26,239,411	$(410,275)	$26,239,411

•
U.S. Agency Debt Securities– The unrealized losses on investments in U.S. agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at June 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
FHLB stock, at cost	$14,976,100	$12,744,300
Investment in statutory trusts	610,000	610,000
Other investments	$15,586,100	$13,354,300

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at June 30, 2008 and December 31, 2007 is as follows:

	2008	2007

Loans secured by real estate:
Commercial and industrial	$828,277,973	$792,308,856
Construction	222,055,945	203,344,272
Residential mortgage	126,458,068	106,947,204
Consumer	2,228,018	779,610
	1,179,020,004	1,103,379,942

Commercial and industrial	292,435,183	302,530,197
Consumer	52,656,571	57,745,127
Lease financing contracts	309,010,544	385,390,263
Overdrafts	3,901,743	6,849,655
	1,837,024,045	1,855,895,184

Deferred loan origination costs, net	1,179,009	2,365,896
Unearned finance charges	(777,952)	(1,041,968)
Allowance for loan and lease losses	(30,155,840)	(28,137,104)
Loans, net	$1,807,269,262	$1,829,082,008

The following is a summary of information pertaining to impaired loans at June 30, 2008 and December 31, 2007:

	2008	2007
Impaired loans with related allowance	$42,448,000	$32,147,000
Impaired loans that did not require allowance	86,585,000	52,283,000
Total impaired loans	$129,033,000	$84,430,000
Allowance for impaired loans	$9,685,000	$9,538,000

As of June 30, 2008 and 2007, loans in which the accrual of interest has been discontinued amounted to $86,325,000 and $41,371,000, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $3,353,000 and $2,460,000 for the six month periods ended June 30, 2008 and 2007, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Commercial and industrial loans with principal outstanding balance amounting to approximately $1,997,000 as of June 30, 2008, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of June 30, 2008, industrial loans with a principal outstanding balance of approximately $653,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the six-month period ended June 30:

	2008	2007
Balance, beginning of period	$28,137,104	$18,936,841
Provision for loan and lease losses	17,819,800	8,873,000
Loans and leases charged-off	(17,103,428)	(8,484,548)
Recoveries	1,302,364	1,186,304

Balance, end of period	$30,155,840	$20,511,597

8.	Other Assets

Other assets at June 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Deferred tax assets, net	$14,869,554	$10,898,071
Merchant credit card items in process of collection	2,045,962	2,416,934
Auto insurance claims receivable on repossessed vehicles	954,380	1,148,782
Accounts receivable	1,025,993	8,828,058
Other real estate, net of valuation allowance of $102,448 in June 30, 2008 and $120,857 in December 31,2007, respectively	7,627,255	8,124,572
Other repossessed assets, net of valuation allowance of $498,647 in June 30, 2008 and $565,767 in December 31,2007, respectively	6,531,625	5,409,451
Net servicing assets	1,872,060	147,581
Prepaid expenses and deposits	7,846,076	6,766,081
Purchased option	1,815,000	3,950,000
Other	11,862,348	2,262,370
	$56,450,253	$49,951,898

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the periods ended June 30:

	2008	2007
Balance, beginning of period	$565,767	$799,104
Provision for losses	499,583	742,290
Net charge-offs	(566,703)	(688,585)

Balance, end of period	$498,647	$852,809

9.	Deposits

Total deposits as of June 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Non interest bearing deposits	$118,313,428	$120,082,912

Interest bearing deposits:
NOW & Money Market	68,880,886	60,893,298
Savings	110,388,066	131,604,327
Regular CD's & IRAS	97,103,374	92,544,566
Jumbo CD's	261,168,842	251,360,899
Brokered Deposits	1,393,934,809	1,336,560,312

	1,931,475,977	1,872,963,402

Total Deposits	$2,049,789,405	$1,993,046,314

10.	Advances from Federal Home Loan Bank

At June 30, 2008, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2008
2008	2.78%	$10,000,000
2008	2.79%	15,000,000
2014	4.38%	426,289

		$25,426,289

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the six-month periods ended June 30, 2008 and 2007 amounted to approximately $173,000 and $205,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of June 30, 2008, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on additional advances of approximately $38,000,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to the variation of the fair value of an asset or a liability imputable to a particular risk that has effects on the net profit is considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item; to the extent they are attributable to the hedged risk. The ineffective portion of the gain or loss, if any, is recognized in current earnings.

As of June 30, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	2008		2007
	Notional		Notional
	Amount	Fair value	amount	Fair value

Libor-Rate interest rate swaps	$20,300,000	$(348,432)	$30,800,000	$(415,176)
	$20,300,000	$(348,432)	$30,800,000	$(415,176)

Purchased Option	$25,000,000	$1,815,000	$25,000,000	$3,950,000
	$25,000,000	$1,815,000	$25,000,000	$3,950,000

Written Option	$25,000,000	$(1,815,000)	$25,000,000	$(3,950,000)
	$25,000,000	$(1,815,000)	$25,000,000	$(3,950,000)

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket. The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years. To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket. Consistent with the guidance in SFAS 133, the equity-based return on the CD represent a written option and is bifurcated and accounted for separately from the debt host as a derivative. Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings. As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero. At June 30, 2008, $1,815,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of June 30, 2008, the Company had two interest rate swap agreements, designated as fair value hedges, which converted $18,655,000 of fixed rate time deposits to variable rate time deposits, of which $6,044,000 will mature in 2013 and $12,611,000 will mature in 2018, with semi-annual call options that match the call options on the swaps.

These interest rate swap agreements have been effective in achieving the economic objectives explained above. During the quarters ended June 30, 2008 and 2007, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Note Payable to Statutory Trust

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

Interest expense on notes payable to statutory trusts amounted to approximately $699,000 and $865,000 for the six months ended June 30, 2008 and 2007, respectively.

13.	Commitments and Contingencies

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigations and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations or financial position of the Company.

14.	Sale of Receivable and Servicing Assets

During the quarter ended March 31, 2008 the Company sold to a third party lease financing contracts with carrying values of approximately $37,671,000. In this sale, the Company retained servicing responsibilities and servicing assets of $2,166,000 was recognized. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $1,177,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased. As of June 30, 2008, total amount accrued on books related to recourse liability amounted to approximately $460,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of servicing assets as of June 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Servicing assets
Balance, beginning of year	$148,880	$1,157,706
Servicing retained on lease financing contracts sold	2,166,113	—
Change in valuation allowance	—	(379,659)
Amortization	(441,634)	(629,167)
Balance, end of period	$1,873,359	$148,880

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$375,986
Direct write-downs	—	(374,687)
Total valuation allowance	1,299	1,299
Balance, end of period, net	$1,872,060	$147,581

During the quarter ended June 30, 2008 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 19.68%, a discount rate of 10.08% and a weighted average portfolio life of 3.16 years. No fair value impairment analysis was prepared as of December 31, 2007 since the servicing asset was considered inconsequential. There were no custodial escrow balances maintained in connection with serviced leases as of June 30, 2008 and December 31, 2007.

The estimated aggregate amortization expense related to servicing assets for the next five years is as follows:

2008	$651,757
2009	809,694
2010	380,981
Thereafter	30,927
$1,873,359

During the quarters ended June 30, 2008 and 2007 the Company sold to third parties approximately $12,587,000 and $7,515,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $12,763,000 and $7,678,000, resulting in a gain of approximately $176,000 and $163,000 during the six month periods ended June 30, 2008 and 2007, respectively.

15.	Stock Transactions

During the six month period ended June 30, 2008, the Company issued 407,000 of the common stock shares through stock options exercised, as follows:

	Number of	Exercise
Date	shares	Price	Total

January-08	50,000	$5.00	$250,000
March-08	351,000	5.00	1,755,000
March-08	6,000	4.00	24,000
	407,000		$2,029,000

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The fair values of obligations available for sale issued by US Government Agencies, US Government Sponsored Enterprises, US Corporations, PR Government and PR Government Agencies and Mortgage-backed securities are determined by obtaining quoted prices from nationally recognized securities broker-dealers (Level 2 inputs). Quoted price for each security is determined utilizing the risk free US Treasury Securities Yield Curve as the base plus a spread that represents the cost of the risks inherent to the characteristics (credit, option and other possible risks) of each investment alternative.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2008 using
	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$786,721,919	$—	$786,721,919	$—
Purchased option jumbo CD	1,815,000	—	1,815,000	—

Liabilities:
Embedded option jumbo CD	$1,815,000	$—	$1,815,000	$—
FVH swaps valuation	348,432	—	348,432	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
Assets:
Impaired loans	$18,261,341	$—	$15,695,652	$2,565,689	$(4,099,509)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $18,261,000, net of a valuation allowance of $4,753,000, resulting in an additional provision for loan losses of $4,100,000 for the six months period ended June 30, 2008. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of June 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 are also presented in the table.

At June 30, 2008 and December 31, 2007, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	2008
	Required		Actual		Well capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$166,074	8.00%	$220,346	10.61%	N/A
Eurobank	166,055	8.00%	217,851	10.50%	≥10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	83,037	4.00%	194,341	9.36%	N/A
Eurobank	83,027	4.00%	191,849	9.24%	≥6.00%

Tier I Capital (to average assets):
Consolidated	113,350	4.00%	194,341	6.86%	N/A
Eurobank	113,311	4.00%	191,849	6.77%	≥5.00%

	2007
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$166,720	8.00%	$224,873	10.79%	N/A
Eurobank	166,719	8.00%	224,137	10.76%	≥10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	83,360	4.00%	198,793	9.54%	N/A
Eurobank	83,360	4.00%	198,057	9.50%	≥6.00%

Tier I Capital (to average assets):
Consolidated	105,308	4.00%	198,793	7.55%	N/A
Eurobank	105,282	4.00%	198,057	7.52%	≥5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the six-month period ended June 30, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of June 30, 2008, we had, on a consolidated basis, total assets of $2.8 billion, net loans of $1.8 billion, total investments of $828.3 million, total deposits of $2.0 billion, other borrowings of $577.1 million, and stockholders’ equity of $164.7 million. We currently operate through a network of 26 branch offices located throughout Puerto Rico.

Over the past three years, we have experienced significant balance sheet growth. Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, our investment portfolio, business transaction accounts, and our mortgage business. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at June 30, 2008

We believe the following were key indicators of our performance and results of operations through the second quarter of 2008:

•	our total assets increased to $2.830 billion, or by 5.69% on an annualized basis, at the end of the second quarter of 2008, from $2.751 billion at the end of 2007;

•
our net loans and leases decreased to $1.810 billion at the end of the second quarter of 2008, representing a decrease of 2.21% on an annualized basis, from $1.830 billion at the end of 2007, resulting primarily from the sale of $37.7 million in lease financing contracts in March 2008;

•	our investment securities grew to $828.3 million, or 20.49% on an annualized basis, at the end of the second quarter of 2008, from $751.3 million at the end of 2007;

•	our total deposits increased to $2.050 billion, or by 5.69% on an annualized basis, at the end of the second quarter of 2008, from $1.993 billion at the end of 2007;

•	our short-term borrowings increased to $577.1 million, or by 10.82% on an annualized basis, at the end of the second quarter of 2008, from $547.5 million at the end of 2007;

•	our nonperforming assets increased to $141.1 million, or by 52.87% on an annualized basis, at the end of the second quarter of 2008, from $111.6 million at the end of 2007;

•	our total revenue decreased to $43.6 million in the second quarter of 2008, representing a decrease of 3.30%, from $45.1 million in the same period of 2007;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.37% and 2.02% for the second quarter of 2008, respectively, compared to 2.92% and 2.38%, respectively, for the same period in 2007;

•	our provision for loan and lease losses grew to $10.0 million in the second quarter of 2008, representing an increase of 177.87%, from $3.6 million in the same period of 2007;

•	our total noninterest income grew to $3.2 million in the second quarter of 2008, representing an increase of 52.38%, from $2.1 million in the same period of 2007; and

•	for the second quarter of 2008, we recorded an income tax benefit of $2.9 million, compared to an income tax expense of $1.1 million in the same period of 2007.

These items, as well as other factors, resulted in a net loss of $1.8 million for the second quarter of 2008, compared to a net income of $2.6 million for the same period in 2007, or ($0.10) per common share for the second quarter of 2008, compared to $0.13 per common share for the same period in 2007, assuming dilution. Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable losses that may be incurred in our loan and lease portfolio. The allowance for loan and lease losses amounted to $30.2 million, $28.1 million and $20.5 million as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Losses charged to the allowance amounted to $17.1 million for the six-month period ended June 30, 2008, compared to $8.5 million for the same period in 2007. Recoveries were credited to the allowance in the amounts of $1.3 million and $1.2 million for the same periods, respectively. For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs. During the quarter ended June 30, 2008, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sale of lease financing contracts completed in March 2008: prepayment rate of 19.68%; weighted average live of 3.16 years; and a discount rate of 10.08%. This impairment analysis revealed that there was no impairment. There was no sale of lease financing contracts during 2007. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $1.9 million, $148,000 and $340,000 as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Servicing assets as of December 31, 2007 and June 30, 2007 were related to lease financing contracts sold in or before fiscal year 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, as necessary. For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. Other real estate owned amounted to $7.6 million, $8.1 million, and $4.3 million as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Other repossessed assets amounted to $6.5 million, $5.4 million and $6.3 million as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed vehicles, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles for the quarter and six-month period ended June 30, 2008 was 16.3% and 14.6%, respectively, compared to 10.6% and 9.5% for the same periods in 2007. This increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our decision of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of inventory.

For the quarter and six-month period ended June 30, 2008, there was a total loss of $1,000 and a total gain of $17,000 on sale of repossessed equipment, respectively, compared to a total gain of $26,000 and $32,000 for the same periods in 2007.

For the quarter and six-month period ended June 30, 2008, the total loss on sale of repossessed boats was $105,000 and $169,000, respectively, compared to $110,000 and $177,000 for the same periods in 2007. The boat financing portfolio amounted to $32.2 million and $37.1 million as of June 30, 2008 and 2007, respectively.

During the quarter and six-month period ended June 30, 2008, three OREO properties and twenty-four OREO properties were sold resulting in a total gain of $26,000 and $44,000, respectively, compared to one OREO properties sold during the second quarter of 2007, resulting in a total loss of $20,500. No repossessed properties were sold during the first quarter of 2007.

For additional information relating to the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Results of Operations for the Six Months Ended June 30, 2008

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

Net interest income decreased by 15.70%, or $2.7 million, and by 13.23%, or $4.6 million, to $14.7 million and $29.9 million in the quarter and six-month period ended June 30, 2008, respectively, from $17.4 million and $34.5 million for the same periods in 2007. This decrease resulted from the net effect of a net increase in volumes and a net decrease in rates as shown on tables on page 27.

Total interest income for the second quarter of 2008 amounted to $40.3 million, compared to $42.6 million for the previous quarter and $42.9 million for the quarter ended June 30, 2007. Total interest income for the six months ended June 30, 2008 was $83.0 million, compared to total interest income of $85.3 million for prior year same period. Such decreases were mainly driven by the net effect of decreased yields resulting from an interest rate cut of 75 basis points in March 2008 and another 25 basis points in May 2008, partially offset by an increase in average interest-earning assets. The average interest yield on a fully taxable equivalent basis earned on interest-earning assets decreased to 6.61% and 6.84% during the quarter and six months ended June 30, 2008, respectively, from 7.09% for the previous quarter, and 7.84% and 7.77% for the quarter and six months ended June 30, 2007, respectively. Average interest-earning assets increased to $2.715 billion and $2.674 billion for the quarter and six months ended June 30, 2008, respectively, compared to $2.633 billion for the previous quarter, and $2.337 billion and $2.347 billion for the quarter and six months ended June 30, 2007, respectively.

Total interest expense was $25.6 million for the quarter ended June 30, 2008, compared to $27.4 million and $25.5 million for the previous quarter and the quarter ended June 30, 2007, respectively. Total interest expense for the six months ended June 30, 2008 was $53.0 million, compared to total interest expense of $50.8 million for prior year same period.  These changes resulted also from the net effect of a decrease in the cost of funds, as explained further below, partially offset by an increase in average interest-bearing liabilities. The average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities decreased to 4.59% and 4.85% during the quarter and six months ended June 30, 2008, respectively, from 5.13% for the previous quarter, and 5.46% and 5.40% for the quarter and six months ended June 30, 2007, respectively. Average interest-bearing liabilities increased to $2.510 billion and $2.462 billion for the quarter and six months ended June 30, 2008, respectively, compared to $2.414 billion for the previous quarter, and $2.107 billion and $2.113 billion for the quarter and six months ended June 30, 2007, respectively.

Net interest margin on a fully taxable equivalent basis was 2.37% for each of the quarter and six-month period ended June 30, 2008, respectively, compared to 2.39% for the previous quarter, and 2.92% and 2.91% for the quarter and six months ended June 30, 2007, respectively. For the second quarter and six-month period ended June 30, 2008, net interest spread on a fully taxable equivalent basis was 2.02% and 1.99%, respectively, compared to 1.96% for the previous quarter, and 2.38% and 2.37% for the same periods of prior year.

The decreases in net interest margin and net interest spread during the quarter and six-month period ended June 30, 2008 when compared to the same periods in 2007 were caused primarily by:

(i)
the reduction in interest rates by the Federal Reserve, which resulted in the reduction of the Prime Rate by 100 basis points during the last four months of 2007, 200 basis points during the first quarter of 2008, of which 75 basis points occurred in March 2008, and another 25 basis points in May 2008; and

(ii)
the write-off of $583,000 in unamortized commissions related to $227.0 million in broker deposits that were called back during the six months ended June 30, 2008. During the quarter ended June 30, 2008, we wrote-off $120,000 in unamortized commissions related to $64.6 million in broker deposits we called back during the quarter.

In the quarter of June 2008, we continued experiencing lower funding costs in short term borrowings and commenced to see the benefits from calling back our callable broker deposits, stabilizing our net interest margin and spread on a fully taxable equivalent basis. During the quarter and six months ended June 30, 2008, the average interest rate on a fully taxable equivalent basis paid for broker deposits decreased to 4.91% and 5.24%, respectively, from 5.58% for the previous quarter, and 5.62% and 5.57% for the quarter and six months ended June 30, 2007, respectively. Average broker deposits increased to $1.381 billion and $1.344 billion for the quarter and six months ended June 30, 2008, respectively, compared to $1.307 billion for the previous quarter, and $1.195 billion and $1.187 billion for the quarter and six months ended June 30, 2007, respectively.

During the quarter and six months ended June 30, 2008, the average interest rate on a fully taxable equivalent basis paid for other borrowings decreased to 4.77% and 5.08%, respectively, from 5.40% for the previous quarter, and 7.10% and 7.05% for the quarter and six months ended June 30, 2007, respectively. Average other borrowings increased to $569.7 million and $564.8 million for the quarter and six months ended June 30, 2008, respectively, compared to $559.9 million for the previous quarter, and $384.0 million and $388.6 million for the quarter and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,818,209	$29,106	6.45%	$1,757,684	$36,040	8.29%
Securities of U.S. government agencies(3)	543,254	6,652	6.81	468,947	5,457	6.47
Other investment securities(3)	273,167	4,046	8.24	48,134	622	7.18
Puerto Rico government obligations(3)	10,522	127	6.71	9,492	109	6.38
Securities purchased under agreements to resell and federal funds sold	32,708	220	3.22	27,283	385	6.66
Interest-earning deposits	37,064	192	2.07	25,272	336	5.32
Total interest-earning assets	$2,714,924	$40,343	6.61%	$2,336,812	$42,949	7.84%
Total noninterest-earning assets	118,338			98,543
TOTAL ASSETS	$2,833,262			$2,435,355

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$20,469	$165	3.24%	$17,065	$114	2.69%
NOW deposits	50,241	329	2.62	51,125	317	2.49
Savings deposits	124,545	699	2.25	144,294	913	2.53
Time certificates of deposit in denominations of $100,000 or more(4)	1,648,020	18,420	4.80	1,419,774	18,054	5.52
Other time deposits	97,331	995	4.10	90,607	982	4.34
Other borrowings	569,708	5,031	4.77	383,981	5,127	7.10
Total interest-bearing liabilities	$2,510,314	$25,639	4.59%	$2,106,846	$25,507	5.46%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,716			119,520
Other liabilities	31,842			34,308
Total noninterest-bearing liabilities	147,558			153,828
STOCKHOLDERS’ EQUITY	175,390			174,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,833,262			$2,435,355
Net interest income(5)		$14,704			$17,442
Net interest spread(6)			2.02%			2.38%
Net interest margin(7)			2.37%			2. 92%
__________
(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended June 30, 2008 and 2007, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $64,000 and $281,000 for the quarters ended June 30, 2008 and 2007, respectively. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2008 and 2007 was $86.3 million and $41.4 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

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

(5)	Net interest income on a tax equivalent basis was $16.1 million and $17.1 million for the quarters ended June 30, 2008 and 2007, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,827,194	$61,864	6.83%	$1,748,051	$70,980	8.21%
Securities of U.S. government agencies(3)	535,664	13,138	6.82	489,347	11,379	6.46
Other investment securities(3)	244,666	6,977	7.93	47,013	1,238	7.32
Puerto Rico government obligations(3)	8,455	203	6.67	9,516	218	6.37
Securities purchased under agreements to resell and federal funds sold	35,308	501	3.54	32,558	899	6.33
Interest-earning deposits	24,449	298	2.44	20,850	549	5.27
Total interest-earning assets	$2,673,936	$82,981	6.84%	$2,347,335	$85,263	7.77%
Total noninterest-earning assets	113,980			95,897
TOTAL ASSETS	$2,787,916			$2,443,232

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$19,147	$304	3.19%	$17,854	$231	2.61%
NOW deposits	45,754	575	2.52	47,633	558	2.35
Savings deposits	127,253	1,426	2.24	148,277	1,849	2.50
Time certificates of deposit in denominations of $100,000 or more(4)	1,609,238	38,044	5.10	1,418,186	35,830	5.47
Other time deposits	95,723	2,032	4.26	92,632	1,969	4.26
Other borrowings	564,798	10,663	5.08	388,602	10,324	7.05
Total interest-bearing liabilities	$2,461,913	$53,044	4.85%	$2,113,184	$50,761	5.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,704			121,257
Other liabilities	30,999			35,602
Total noninterest-bearing liabilities	146,703			156,859
STOCKHOLDERS’ EQUITY	179,300			173,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,787,916			$2,443,232
Net interest income(5)		$29,937			$34,502
Net interest spread(6)			1.99%			2.37%
Net interest margin(7)			2.37%			2.91%
__________
(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the six-month period ended June 30, 2008 and 2007, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $78,000 and $621,000 for the six-month periods ended June 30, 2008 and 2007, respectively. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2008 and 2007 was $86.3 million and $41.4 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

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

(5)	Net interest income on a tax equivalent basis was $31.8 million and $34.1 million for the six-month period ended June 30, 2008 and 2007, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2008 Over 2007 Increases/(Decreases) Due to Change in				Six Months Ended June 30, 2008 Over 2007 Increases/(Decreases) Due to Change in
	Volume		Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)		$1,241	$(8,175)	$(6,934)	$3,214	$(12,330)	$	(9,116)
Securities of U.S. government agencies		865	330	1,195	1,077	682		1,759
Other investment securities		2,908	516	3,424	5,205	534		5,739
Puerto Rico government obligations		12	6	18	(24)	9		(15)
Securities purchased under agreements to resell and federal funds sold		77	(242)	(165)	26	(424)		(398)
Interest-earning time deposits		157	(301)	(144)	95	(346)		(251)

Total interest-earning assets		$5,260	$(7,866)	$(2,606)	$9,593	$(11,875)	$	(2,282)

INTEREST PAID ON:
Money market deposits		23	$28	$51	17	$56		73
NOW deposits		(5)	17	12	(22)	39		17
Savings deposits		(125)	(89)	(214)	(262)	(161)		(423)
Time certificates of deposit in denominations of $100,000 or more		2,902	(2,536)	366	4,827	(2,613)		2,214
Other time deposits		73	(60)	13	66	(3)		63
Other borrowings		2,480	(2,576)	(96)	4,681	(4,342)		339

Total interest-bearing liabilities		$5,348	$(5,216)	$132	$9,307	$(7,024)		$2,283

Net interest income	$	(88)	$(2,650)	$(2,738)	$286	$(4,851)	$	(4,565)

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $64,000 and $78,000 for the quarter and six-month period ended June 30, 2008, respectively, compared to $281,000 and $621,000 million for the same periods in 2007. Loans include nonaccrual loans, which balance as of the periods ended June 30, 2008 and 2007 was $86.3 million and $41.4 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter and six months ended June 30, 2008 was $10.0 million and $17.8 million, respectively, or 159.56% and 112.78% of net charge-offs, compared to $3.6 million and $8.9 million, or 104.60% and 121.58% of net charge-offs, for the same periods in 2007. These increases in our provision for loan and lease losses were mainly driven by the weak condition of Puerto Rico’s overall economy which resulted in increased delinquencies and impairments in our commercial and construction loans portfolio, as further discussed in the sections of this discussion and analysis captioned “Allowance for Loan and Lease Losses” and“Nonperforming Loans, Leases and Assets.”

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$3,218	99.0%	$2,533	118.8%
Gain on sale of loans, net	117	3.6	50	2.3
Loss on sale of repossessed assets and on disposition of other assets, net	(86)	(2.6)	(450)	(21.1)

Total noninterest income	$3,249	100.0%	$2,133	100.0%

	Six Months Ended June 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$5,642	82.0%	$4,788	118.1%
Gain on sale of loans, net	1,352	19.7	162	4.0
Loss on sale of repossessed assets and on disposition of other assets, net	(119)	(1.7)	(895)	(22.1)

Total noninterest income	$6,875	100.0%	$4,055	100.0%

Our total noninterest income for the quarter and six-month period ended June 30, 2008 was $3.2 million and $6.9 million, respectively, compared to $2.1 million and $4.0 million for the same periods in 2007. For the quarter and six-month period ended June 30, 2008, noninterest income represented approximately 0.11% and 0.25% of average assets, respectively, compared to 0.09% and 0.17% for the same periods in 2007.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $3.2 million and $5.6 million in the quarter and six-month period ended June 30, 2008, respectively, from $2.5 million and $4.8 million for the same periods in 2007. These increases were primarily due to the recording in June 2008 of $596,000 in income related to the partial redemption of Visa, Inc. shares of stock as part of a series of transactions arising out of the restructuring of Visa, Inc. to become a public company, and also to an increase in ATM and POS fees, mainly from a change in the fee structure during the first quarter of 2008.

For the quarter and six-month period ended June 30, 2008, gain on sale of loans was $117,000 and $1.4 million, respectively, compared to $50,000 and $162,000 for the same periods in 2007. This source of noninterest income was mainly derived from the sale of lease financing contracts and residential mortgage loans. In March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $37.7 million. We retained servicing responsibilities of the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $1.2 million. We did not sell lease financing contracts during 2007. While estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts are not significant, we established an allowance of $471,000 in March 2008, of which $459,000 remains and have been included in the other liabilities section of our balance sheet as of June 30, 2008. During the quarter and six-month period ended June 30, 2008, we sold $9.0 million and $12.5 million in residential mortgage loans to other financial institutions, respectively, compared to $2.7 million and $7.6 million for the same periods in 2007. We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $109,000 and $168,000 for the quarter and six months of 2008, respectively, compared to $50,000 and $163,000 for the same periods in 2007.

During the quarter and six-month period ended June 30, 2008, we experienced a net loss on sale of repossessed assets of $86,000 and $119,000, respectively, compared to a net loss of $450,000 and $895,000 during the same periods in 2007. These changes were mainly due to the net effect of a reduction on vehicles sold during the six months ended June 30, 2008 when compared to the same period in 2007, but primarily to our decision of being more aggressive in the initial valuation of repossessed vehicles in an effort to expedite their disposition. During the six months ended June 30, 2008, we sold 673 vehicles and repossessed 708 vehicles, resulting in an inventory of repossessed vehicles of 357 units as of June 30, 2008, compared to 1,004 vehicles sold and 831 vehicles repossessed during the same period in 2007, resulting in an inventory of 391 units as of June 30, 2007.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,318	42.2%	$5,163	42.1%
Occupancy and equipment	2,758	21.8	2,631	21.5
Professional services, including directors’ fees	1,243	9.8	1,008	8.2
Office supplies	314	2.5	371	3.0
Other real estate owned and other repossessed assets expenses	600	4.7	755	6.2
Promotion and advertising	214	1.7	374	3.0
Lease expenses	124	1.0	143	1.2
Insurance	636	5.0	478	3.9
Municipal and other taxes	493	3.9	422	3.4
Commissions and service fees credit and debit cards	453	3.6	364	3.0
Other noninterest expense	479	3.8	556	4.5
Total noninterest expense	$12,632	100.0%	$12,265	100.0%

	Six Months Ended June 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$10,897	42.1%	$10,898	44.7%
Occupancy and equipment	5,701	22.0	5,228	21.4
Professional services, including directors’ fees	2,484	9.6	1,875	7.7
Office supplies	646	2.5	700	2.9
Other real estate owned and other repossessed assets expenses	1,089	4.2	1,200	4.9
Promotion and advertising	581	2.2	751	3.1
Lease expenses	270	1.0	280	1.1
Insurance	1,283	5.0	930	3.8
Municipal and other taxes	986	3.8	842	3.5
Commissions and service fees credit and debit cards	871	3.4	713	2.9
Other noninterest expense	1,090	4.2	978	4.0
Total noninterest expense	$25,898	100.0%	$24,395	100.0%

Our total noninterest expense increased to $12.6 million and $25.9 million in the quarter and six-month period ended June 30, 2008, respectively, compared to $12.3 million and $24.4 million for the same periods in 2007. These changes represent an increase of 2.99% and 6.16% in noninterest expense over the same periods in 2007, respectively. This increase can be attributed mainly to increases in occupancy, professional and insurance expenses. Noninterest expenses as a percentage of average assets decreased to 0.45% and 0.93% in the quarter and six-month period ended June 30, 2008, respectively, compared to 0.50% and 1.00% for the same periods in 2007. Our efficiency ratio was 65.41% and 67.02% in the quarter and six-month period ended June 30, 2008, respectively, compared to 63.92% and 63.95% for the same periods in 2007. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain focused on ways to control our overhead, including personnel reductions, reflecting our changing environment, but without sacrificing our banking franchise.

Salaries and employee benefits totaled $5.3 million for the quarter ended June 30, 2008, compared to $5.2 million for the second quarter of 2007, while remained at $10.9 million for each of the six-month periods ended June 30, 2008 and 2007. The $155,000 increase in salaries and employee benefits on a linked quarter basis was net of a $154,000 reduction in salaries and employee benefits related to Telefónica Empresas (“TE”), as further discussed below, and mainly resulted from a decrease in deferred loan origination costs because of a reduction in loan originations. During the first six months of 2008, we made personnel reductions that would lead to estimated annualized savings of approximately $1.5 million as part of the cost reduction measures previously mentioned. As of June 30, 2008, we had 491 full-time equivalent employees, compared with 518 full-time equivalent employees as of June 30, 2007. Our volume of assets per employee increased to $5.8 million as of June 30, 2008, compared to $4.7 million for the same period in 2007.

Occupancy and equipment expenses totaled $2.8 million and $5.7 million for the quarter and six-month period ended June 30, 2008, respectively, compared to $2.6 million and $5.2 million for the same periods in 2007, representing an increase of 4.83% and 9.05% for the comparable periods, respectively. This increase was mainly attributable to an increase in equipment maintenance, and data and security services related to the expansion of our branch network, and approximately $63,000 in other occupancy expenses paid for premises previously occupied while TE phased-out to their new facilities.

Professional and directors’ fees were $1.2 million and $2.5 million, or 9.8% and 9.6% of total noninterest expenses, for the quarter and six-month period ended June 30, 2008, respectively, compared to $1.0 million and $1.9 million, or 8.2% and 7.7% of total noninterest expenses, for the same periods in 2007. The increase during the quarter and six-month period ended June 30, 2008 when compared to the same periods in 2007 was mainly due to an increase of $315,000 and $585,000 related to the information technology outsourcing agreement entered with TE in August 2007. In connection with the TE outsourcing agreement, the Bank experienced a reduction of $308,000 ($154,000 on a quarterly basis) in related salaries and employee benefits, and a reduction of $42,000 in related SOX expenses, both during the six months ended June 30, 2008, plus estimated year-to-date savings of $208,000 in other operational costs; all of which were transferred to TE.

Our expenses related to OREO and repossessed assets were $600,000 and $1.1 million, or 4.7% and 4.2% of total noninterest expenses, for the quarter and six-month period ended June 30, 2008, respectively, compared to $755,000 million and $1.2 million, or 6.2% and 4.9% of total noninterest expenses, for the same periods in 2007. The decrease in other real estate owned and repossessed assets expenses during the six months ended June 30, 2008 when compared to the same period in 2007 resulted from a decrease in the valuation allowance for subsequent declines in value, mainly related to a decrease in the inventory of repossessed vehicles over six months. The number of repossessed vehicles in inventory over six months as of June 30, 2008 decreased to 50 units, or by approximately 54%, from 109 units as of June 30, 2007. We continue monitoring this inventory very closely and taking measures to expedite its disposition.

Promotion and advertising decreased to $214,000 and $581,000 for the quarter and six-month period ended June 30, 2008, respectively, from $374,000 and $751,000 for the same periods in 2007. These decreases were mainly attributable to a cost reduction strategy in an effort to control expenses.

Insurance expenses were $636,000 and $1.3 million, or 5.0% of total noninterest expenses, for each of the quarter and six-month period ended June 30, 2008, respectively, compared to $478,000 and $930,000, or 3.9% and 3.8% of total noninterest expense, for the same periods in 2007. This increase was mainly attributable to the FDIC’s new insurance premium assessment, which, during fiscal year 2007, was net of a one time assessment credit of $669,000.

Municipal and other taxes increased to $493,000 and $986,000 for the quarter and six months ended June 30, 2008, respectively, from $422,000 and $842,000 for the same periods in 2007. This increase was mainly attributable to an increase in the gross income of our wholly-owned banking subsidiary.

Commissions and service fees on credit and debit cards were $453,000 and $871,000, or 3.6% and 3.4% of total noninterest expenses, for the quarter and six months ended June 30, 2008, respectively, compared to $364,000 and $713,000, or 3.0% and 2.9% of total noninterest expenses, for the same periods in 2007. This increase was mainly attributable to increased ATM and POS fees, primarily from a change in the fee structure, as previously mentioned.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

For the quarter and six months ended June 30, 2008, we recorded an income tax benefit of $2.9 million and $4.1 million, respectively, compared to an income tax expense of $1.1 million and $1.3 million for the same periods in 2007. Our income tax benefit for the quarter and six months ended June 30, 2008 resulted mainly from a deferred tax benefit of $2.7 million and $4.0 million, respectively, as explained further below.

Our current income tax expense for the quarter and six months ended June 30, 2008 decreased to $1,000 and $10,000, respectively, from $1.5 million and $2.9 million for the same periods in 2007. Decreases in our current income tax expense during the six-month period ended June 30, 2008 were mainly due to a taxable loss in our banking subsidiary primarily related to the net effect of: (i) a loss before income taxes of $4.7 million and $6.9 million for the quarter and six months ended June 30, 2008, respectively, compared to income before taxes of $3.7 million and $5.3 million for the same periods in 2007; and (ii) the year-to-date recognition of charge-off on loans, for which specific allowances were previously determined.

Our deferred tax benefit for the quarter and six months ended June 30, 2008 increased to $2.7 million and $4.0 million, respectively, from $451,000 and $1.5 million for the same periods in 2007. Increases during the six months ended June 30, 2008 were mainly due to the combined effect of: (i) an increase of $3.2 million in the deferred tax asset related to the net operating loss carryforward from the taxable loss in our banking subsidiary; and (ii) a year-to-date increase of $787,000 in the deferred tax assets primarily from an increase in our allowance for loan and lease losses upon the recognition of charge-offs on loans.

In addition, the income tax benefit for the quarter ended June 30, 2008, included an income tax benefit of $179,000 related to tax credits received from the Puerto Rico’s Treasury Department in excess from the amount paid on transactions under the law No. 197. This law, signed on December 14, 2007, offers tax credits to the financial institutions on the financing of qualified residential mortgages. There were no tax credits under law No. 197 during the first quarter of 2008.

As of June 30, 2008, we had net deferred tax assets of $14.9 million, compared to $10.9 million as of December 31, 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at June 30, 2008 will be realized.

Financial Condition

Our total assets as of June 30, 2008 were $2.830 billion, compared to $2.751 billion as of December 31, 2007. The $78.3 million increase in our total assets during the six-month period ended June 30, 2008 was primarily due to the net effect of: (i) a $31.9 million decrease in interest bearing deposits; (ii) a $36.7 million increase in securities purchased under agreements to resell; (iii) a $77.0 million increase in the investment securities portfolio; and (iv) a $20.2 million decrease in net loans, net of the $37.7 million sale of lease financing contracts in March 2008, as previously mentioned. The decrease in interest bearing deposits was mainly associated to the increase in our investment portfolio.

Our total deposits increased by $56.7 million, or by 5.69% on an annualized basis, to $2.050 billion as of June 30, 2008, compared to $1.993 billion as of December 31, 2007. The increase in deposits during the six-month period ended June 30, 2008 was mainly concentrated in brokered deposits, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings increased to $577.1 million as of June 30, 2008, from $547.5 million as of December 31, 2007.

As of June 30, 2008, our stockholders’ equity was $164.7 million, compared to $179.9 million as of December 31, 2007. Besides earnings and losses from operations, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $13.0 million as of June 30, 2008, compared to an accumulated other comprehensive gain of $1.1 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2008, we had $400,000 in interest-bearing deposits in other financial institutions, compared to $32.3 million as of December 31, 2007. Also, we had $56.6 million and $19.9 million in purchased securities under agreements to resell as of June 30, 2008 and December 31, 2007, respectively. This reduction in interest-bearing deposits was mainly associated to the increase in our investment securities portfolio. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 3.08% and 5.91% for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2008:
U.S. government agencies obligations	$47,776	$47,610	$2,591	$2,603	$—	$—	$50,367	$50,213
Collateralized mortgage obligations	472,900	465,302	19,135	18,670	—	—	492,035	483,972
Mortgage-backed securities	259,184	254,863	4,236	4,154	—	—	263,420	259,017
State and municipal obligations	11,944	11,875	—	—	—	—	11,944	11,875
U.S. Corporate Notes	7,951	7,072	—	—	—	—	7,951	7,072
Other investments	—	—	—	—	15,586	15,586	15,586	15,586
Total	$799,755	$786,722	$25,962	$25,427	$15,586	$15,586	$841,303	$827,735
December 31, 2007:
U.S. government agencies obligations	$129,020	$129,398	$2,775	$2,762	$—	$—	$131,795	$132,160
Collateralized mortgage obligations	404,804	404,856	23,421	23,092	—	—	428,225	427,948
Mortgage-backed securities	163,552	164,390	4,649	4,598	—	—	168,201	168,988
State and municipal obligations	5,616	5,716	—	—	—	—	5,616	5,716
U.S. Corporate Notes	3,000	2,744	—	—	—	—	3,000	2,744
Other investments	—	—	—	—	13,354	13,354	13,354	13,354
Total	$705,992	$707,104	$30,845	$30,452	$13,354	$13,354	$750,191	$750,910

During the first six months of 2008, the investment portfolio increased by approximately $77.0 million to $828.3 million from $751.3 million as of December 31, 2007.  This increase was primarily due to the net effect of:

(i)	the purchase of $293.9 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note;

(ii)	$126.3 million in US government agencies and PR bonds that matured or were called-back during the quarter;

(iii)	prepayments of approximately $75.5 million on mortgage-backed securities and FHLB obligations; and

(iv)	a decrease of $14.1 million in the market valuation on securities available for sale.

Since 2007, we have been analyzing different market opportunities in an attempt to improve our investment portfolio’s average yield and to maintain an adequate average life. Similar to the second half of 2007, during the first six months of 2008, the market continued presenting some good investment opportunities as a result of the liquidity crises faced by financial institutions in the mainland, which made them to reduce their total assets by selling part of their investment securities portfolios at wider spreads. During the six months ended June 30, 2008, we were able to purchase approximately $293.9 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note, all with an estimated average life of approximately 4.0 years and an estimated average yield of 5.36%. Purchased mortgage-backed securities totaled $237.2 million and included approximately $111.4 million in mortgage back securities issued by US government sponsored enterprises, $20.9 million in collateralized mortgage obligations guaranteed by US government sponsored enterprises and $104.9 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics. The $104.9 million in private label collateral mortgage obligations includes $24.9 million secured by Alt A first lien residential mortgage loans, predominantly all of which carry fixed interest rates. During the acquisition process we evaluated the potential risks and returns over the expected life of the CMOs and various interest rate, credit loss, and prepayment scenarios. These investments were priced to yield 9.02%, their average expected life was approximately 4.6 years. These securities, through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans, had an average credit enhancement at purchase date of 9.36%.

As of June 30, 2008, after above-mentioned transactions, the estimated average maturity of the investment portfolio was approximately 4.7 years and the average yield was approximately 5.17%, compared to an estimated average maturity of 4.8 years and an average yield of 5.06% for the year ended December 31, 2007. As of June 30, 2008, investment securities having a carrying value of approximately $705.9 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Six Months Ended June 30, 2008
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$19,804	4.55%	$27,806	4.54%	$—	—%	$—	—%	$47,610	4.55%
Mortgage-backed securities(3)	5,496	2.10	64,847	4.80	165,657	5.14	18,863	5.83	254,863	5.04
Collateral mortgage obligations(3)	49,193	4.72	319,783	5.22	86,132	6.07	10,194	5.85	465,302	5.34
State & political subdivisions	787	6.11	11,088	4.75	—	—	—	—	11,875	4.84
Other debt securities	7,072	5.30	—	—	—	—	—	—	7,072	5.30
Total investments available-for-sale	$82,352	4.57%	$423,524	5.10%	$251,789	5.46%	$29,057	5.84%	$786,722	5.19%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$2,591	3.95%	$—	—%	$—	—%	$2,591	3.95%
Mortgage-backed securities(3)	—	—	4,236	4.95	—	—	—	—	4,236	4.95
Collateral mortgage obligations(3)	4,249	3.94	10,250	4.73	4,636	4.81			19,135	4.57
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$4,249	3.94%	$17,077	4.66%	$4,636	4.81%	$—	—%	$25,962	4.57%

Other Investments:
FHLB stock	$14,976	7.80%	—	—%	—	—%	—	—%	$14,976	7.80%
Investment in statutory trust	—	—	—	—	—	—	610	6.06	610	6.06
Total other investments	$14,976	7.80%	$—	—%	$—	—%	$610	6.06%	$15,586	7.73%
Total investments	$101,577	5.02%	$440,601	5.08%	$256,425	5.45%	$29,667	5.84%	$828,270	5.22%
 __________

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.22% of these securities are held in our IBEs. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of June 30, 2008, our investment in other earning assets included $15.0 million in FHLB stock and $610,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2008	2007
	(In thousands)
Statutory trust	$610	$610
FHLB stock	14,976	12,744
Total	$15,586	$13,354

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $3.0 million and $1.6 million as of June 30, 2008 and December 31, 2007, respectively:

	As of June 30,	As of December 31,
	2008	2007
	(In thousands)
Real estate secured	$956,964	$900,036
Leases	309,011	385,390
Other commercial and industrial	292,435	302,530
Consumer	52,657	57,745
Real estate – construction	222,056	203,344
Other loans(1)	3,902	6,850
Gross loans and leases	$1,837,025	$1,855,895
Plus: Deferred loan costs, net	1,179	2,366
Total loans, including deferred loan costs, net	$1,838,204	$1,858,261
Less: Unearned income	(779)	(1,042)
Total loans, net of unearned income	$1,837,425	$1,857,219
Less: Allowance for loan and lease losses	(30,156)	(28,137)
Loans, net	$1,807,269	$1,829,082

__________
(1) Other loans are comprised of overdrawn deposit accounts.

As of June 30, 2008 and December 31, 2007, our total loans and leases, net of unearned income, were $1.837 billion and $1.857 billion, respectively. The $19.8 million decrease in our loan and lease portfolio during the six-month period ended June 30, 2008 resulted primarily from the sale of $37.7 million in lease financing contracts during March 2008, as previously mentioned. Our total loans and leases, net of unearned income, as a percentage of total assets amounted to 65.0% as of June 30, 2008, compared to 67.6% as of December 31, 2007.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%. In some instances, additional forms of collateral or guaranties are obtained. Loans secured by real estate, excluding real estate secured construction loans, equaled $957.0 million and $900.0 million as of June 30, 2008 and December 31, 2007, respectively. The volume of our real estate loans, excluding real estate construction loans, has increased as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 52.1% as of June 30, 2008, from 48.5% as of December 31, 2007.

Loans secured by real estate included residential mortgages amounting to $126.5 million as of June 30, 2008, which increased by $19.5 million, or by 36.49% on an annualized basis, when compared to $106.9 million as of December 31, 2007. The increase in residential mortgages during the six-month period ended June 30, 2008 when compared to the year ended December 31, 2007 mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island.

Lease financing contracts, the second largest component of our loan and lease portfolio, consist of automobile and equipment leases made to individuals and corporate customers. Our leasing production is concentrated on automobile leasing. For the six-month period ended June 30, 2008, approximately 63.02% of our lease financing contracts originations were for new automobiles, approximately 34.48% were for used automobiles and the remaining 2.50% consisted primarily of construction and medical equipment leases. Our portfolio of lease financing contracts decreased to $309.0 million as of June 30, 2008, from $385.4 million as of December 31, 2007. This decrease resulted mainly from the sale of $37.7 million in lease financing contracts in March 2008, as mentioned above, and from our decision to strategically pare back our automobile leasing operations upon the continuous economic distress and the deterioration of our lease portfolio during previous fiscal years. From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well. Lease financing contracts, as a percentage of total loans and leases were 16.8% as of June 30, 2008 and 20.8% as of the end of 2007.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the six-month period ended June 30, 2008, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory. Other commercial and industrial loans decreased to $292.4 million as of June 30, 2008, from $302.5 million as of December 31, 2007. Other commercial and industrial loans as a percentage of total loans and leases were 15.9% and 16.3% as of June 30, 2008 and December 31, 2007, respectively.

Construction loans secured by real estate totaled $222.1 million and $203.3 million as of June 30, 2008 and December 31, 2007, respectively. Construction loans secured by real estate as a percentage of total loans and leases were 12.1% and 11.0% for the same periods, respectively. During the six-month period ended June 30, 2008, the increase in construction loans secured by real estate resulted from disbursements on loan commitments we made during or before last fiscal year, which were primarily related to loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property. We did not make any new construction loans during the six months ended June 30, 2008.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination. Consumer loans as a percentage of total loans and leases were 3.0% and 3.2% at June 30, 2008 and at the end of 2007, respectively. Consumer loans as of June 30, 2008 and December 31, 2007, included a boat portfolio of $32.2 million and $35.0 million, respectively; $13.7 million and $13.4 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.1 million and $9.3 million, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months.

The following table shows our maturity distribution of loans and leases, including loans held for sale of $3.0 million, as of June 30, 2008, and excluding non-accrual loans amounting to $86.3 million as of the same date. A significant part of our non-consumer loan portfolio is floating rate loans which are primarily comprised of both commercial and industrial loans and commercial real estate loans. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$178,423	$543	$58,284	$518	$-	$237,768
Real estate — secured	270,377	201,828	232,115	149,946	13,769	868,035
Other commercial and industrial	213,758	27,850	34,344	1,293	11,185	288,430
Consumer	6,589	14,450	1,609	28,815	69	51,532
Leases	20,446	260,999	-	23,013	-	304,458
Other loans	3,873	-	-	-	-	3,873
Total	$693,466	$505,670	$326,352	$203,585	$25,023	$1,754,096
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $143.8 million as of June 30, 2008.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of June 30,	As of December 31,
	2008	2007
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$40,626	$29,075
Nonaccrual loans	86,314	68,990
Total nonperforming loans	126,940	98,065
Other real estate owned	7,627	8,125
Other repossessed assets	6,532	5,409
Total nonperforming assets	$141,099	$111,599
Nonperforming loans to total loans and leases	6.90%	5.28%
Nonperforming assets to total loans and leases plus repossessed assets	7.61	5.96
Nonperforming assets to total assets	4.99	4.06

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

Loans are generally placed on nonaccrual status when they become 90 days past due, unless we believe the loan is adequately collateralized and we are in the process of collection. For loans placed in nonaccrual status, the nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest, and collection efforts are continuously pursued. Loans may be renegotiated by management when a borrower has experienced some change in financial status, resulting in an inability to meet the original repayment terms, and when we believe the borrower will eventually overcome financial difficulties and repay the loan in full.

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on a cost recovery method, until qualifying for return to accrual status.

Non-performing loans amounted to $126.9 million for the six months ended June 30, 2008, compared to $98.1 million at the end of 2007. Changes during the six months ended June 30, 2008 when compared to previous fiscal year included a $17.3 million increase in nonaccrual loans and a $11.6 million increase in loans over 90 days past due still accruing interest.

The $17.3 million increase in nonaccrual loans was mainly attributable to the net effect of: (i) a $13.0 million increase in construction loans, placed in nonaccrual status because of a slowdown in the sale of constructed units; (ii) a $5.0 million increase in commercial and industrial loans; (iii) a $863,000 decrease in lease financing contracts; and (iv) a $247,000 increase in marine loans.

The $11.6 million increase in loans over 90 days still accruing interest was mainly due to the net effect of: (i) a $5.5 million increase in loans secured by real estate, all of which had loan-to-values equal or greater than 80%; and (ii) a $5.7 million increase in other commercial and industrial loans.

We believe all loans and leases, with which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets amounted to $14.2 million as of June 30, 2008, compared to $13.5 million as of December 31, 2007. The increase during the six months ended June 30, 2008 when compared to the previous fiscal year was mainly attributable to the combined effect of:

(i)
an increase of $1.1 million in other repossessed assets, which included $394,000 in the inventory of repossessed vehicles and $816,000 in the inventory of repossessed boats. During the six months ended June 30, 2008, we sold 673 vehicles and repossessed 708 vehicles, respectively, moving our inventory of repossessed vehicles to 357 units as of June 30, 2008, from 325 units as of December 2007. During the same period, we sold 10 boats and repossessed 8 boats, respectively, moving our inventory of repossessed boats to 16 units as of June 30, 2008, from 18 units as of December 31, 2008.

(ii)
a decrease of $498,000 in OREO resulting from the net effect of the sale of 24 properties and the foreclosure of 8 properties, including the sale of 18 land lots in the amount of $1.1 million, which had been repossessed from a commercial customer during the fourth quarter of 2007.

As of June 30, 2008 and December 31, 2007, other repossessed assets were comprised of: repossessed vehicles amounting to $4.7 million and $4.3 million, respectively; repossessed boats amounting to $1.8 million and $991,000 respectively; and repossessed equipment amounting to $88,000 as of December 31, 2007. There was no repossessed equipment in inventory as of June 30, 2008.

As of June 30, 2008, our OREO consisted of 29 properties with an aggregate value of $7.6 million, as compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007.

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

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends, and loss projections are estimated and adjustments are made to the historical loss factor applied to that portfolio in connection with the calculation of loss allowances, as necessary.

Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional allowances. We also track the ratio of net charge-offs to total portfolio outstanding.

With the exception of residential mortgages with a 60% or lower loan-to-value, and the commercial and construction loans pools, loans that are more than 90 days delinquent result in an additional allowance. When commercial and construction loans become 90 days delinquent, or earlier if deemed by management, they are subjected to full review by the loan review officer including, but not limited to, a review of financial statements, repayment ability and collateral held. Depending on the review results, our allowance may be increased. In connection with this review, the loan review officer will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy.

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

	Six Months Ended June 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,856,054	$1,804,099
Total loans and leases outstanding at end of period, including loans held for sale	1,840,410	1,858,579
Allowance for loan and lease losses:
Allowance at beginning of period	28,137	18,937
Charge-offs:
Real estate — secured	6,199	372
Commercial and industrial	3,582	3,122
Consumer	1,212	1,699
Leases	5,881	12,680
Other loans	229	398
Total charge-offs	17,103	18,271
Recoveries:
Real estate — secured	18	52
Commercial and industrial	602	319
Consumer	126	319
Leases	551	1,410
Other loans	5	23
Total recoveries	1,302	2,123
Net loan and lease charge-offs	15,801	16,148
Provision for loan and lease losses	17,820	25,348
Allowance at end of period	$30,156	$28,137
Ratios:
Net loan and lease charge-offs to average total loans(1)	1.70%	0.90%
Allowance for loan and lease losses to total loans at end of period	1.64	1.51
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	104.80	57.39
Net loan and lease charge-offs to provision for loan and lease losses	88.67	63.71

(1) Annualized as of June 30, 2008.

The allowance for loan and lease losses increased to $30.2 million as of June 30, 2008, from $28.1 million as of December 31, 2007. The allowance for loan and lease losses as a percentage of total loans and leases also increased to 1.64% at June 30, 2008, from 1.51% at the end of year 2007. During 2008, the periodic evaluation of the allowance for loan and lease losses primarily considered the level of net charge-offs, nonperforming loans, delinquencies, related loss experience, loan portfolio growth, and also by the provision for loan and lease losses for each related period, which continued to be impacted by the overall economic condition on the Island as it continues in a weakening trend. Net charge-offs for the six months ended June 30, 2008 amounted to $15.8 million, or $31.6 million on an annualized basis, compared to $16.1 million for previous fiscal year. Net charge-offs during the six-month period ended June 30, 2008 included $8.9 million in net charge-offs to commercial business relationships, for which specific allowances amounting to $5.7 million had been previously established.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. As of June 30, 2008, we were using a historical loss ratio in lease financing contracts of approximately 28%, compared to 23% during fiscal year 2007. For the six-month periods ended June 30, 2008 and 2007, approximately $915,000 and $798,000 was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due at the end of each quarter. For the six-month periods ended June 30, 2008 and 2007, approximately $530,000 and $459,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized net charge-off ratio on the leasing business for the quarter and six months ended June 30, 2008 was 3.53% and 3.08%, respectively, compared to 2.88% and 2.71% for the quarter and year ended December 31, 2007, respectively. The increase in this ratio during the quarter and six months ended June 30, 2008 was mainly due to the net effect of a decrease in net charge-offs and a decrease in our lease portfolio. As of June 30, 2008, net charge-offs in our leasing portfolio amounted to $5.3 million, or $10.6 million on an annualized basis, compared to $11.3 million for the year ended December 31, 2007. Our lease portfolio decreased to $309.0 million as of June 30, 2008, from $385.4 million at the end of fiscal 2007. This decrease in our leasing portfolio includes the sale of $37.7 million in lease financing contracts in March 2008, as previously mentioned. We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 1.36% and 1.70% for the quarter and six months ended June 30, 2008, respectively, compared to 1.05% and 0.90% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of the allowance for loan and lease losses was 83.02% and 104.80% for the quarter and six months ended June 30, 2008, respectively, compared to 69.29% and 57.39% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of provision for loan and lease losses was 62.67% and 88.67% for the quarter and six months ended June 30, 2008, respectively, compared to 70.83% and 63.71% for the quarter and year ended December 31, 2007, respectively. The change in these ratios was impacted by the $8.9 million net charge-off to commercial business relationships for which $5.7 million in specific allowances had been previously established, the overall condition of the economy, increased nonperforming loans, delinquencies, and adverse classifications in our commercial and construction loans portfolios, as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $33.7 million as of June 30, 2008 and $33.1 million as of December 31, 2007. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds. Average deposits amounted to $2.056 billion and $2.013 billion for the quarter and six-month period ended June 30, 2008, compared to $1.893 billion for the year 2007. This increase in average deposits during the six-month period ended June 30, 2008 was mainly concentrated in brokered deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended June 30,			Year Ended December 31,
	2008			2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$115,704	5.75%	–%	$119,004	6.29%	–%
Money market deposits	19,147	0.95	3.18	18,361	0.97	2.90
NOW deposits	45,754	2.27	2.51	47,068	2.49	2.23
Savings deposits	127,253	6.32	2.24	141,120	7.45	2.48
Time certificates of deposit in denominations of $100,000 or more	265,110	13.17	4.39	236,057	12.47	5.01
Brokered certificates of deposits in denominations of $100,000 or more	1,344,128	66.78	4.80	1,239,885	65.48	5.13
Other time deposits	95,723	4.76	4.25	91,887	4.85	4.37

Total deposits	$2,012,819	100.00%		$1,893,382	100.00%

Total deposits at June 30, 2008 and December 31, 2007 were $2.050 billion and $1.993 billion, respectively, representing an increase of $56.7 million, or 5.69% on an annualized basis, during the six-month period ended June 30, 2008. The following table presents the composition of our deposits by category as of the dates indicated:

	As of June 30,	As of December 31,
	2008	2007
	(In thousands)
Interest bearing deposits:
Now and money market	$68,881	$60,893
Savings	110,388	131,604
Brokered certificates of deposits in denominations of less than $100,000	99	104
Brokered certificates of deposits in denominations of $100,000 or more	1,393,836	1,336,456
Time certificates of deposits in denominations of $100,000 or more	261,169	251,361
Other time deposits	97,103	92,545
Total interest bearing deposits	$1,931,476	$1,872,963
Plus: non interest bearing deposits	118,313	120,083
Total deposits	$2,049,789	$1,993,046

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The fierce competition for core deposits on the Island continued during the second quarter of 2008. Because of this fierce competition for local deposits, replacing called-back broker deposits resulted in an attractive funding alternative, lowering funding costs when compared to the unusually higher rates offered locally for time deposits. We decided to continue replacing called-back broker deposits in an attempt to control increases in our funding cost. During the six months ended June 30, 2008, we called back $227.0 million in broker deposits in an effort to improve our net interest margin. In July 2008, $45.7 million in broker deposits with an average rate of 5.43% were called-back, for which we wrote off $85,000 in related unamortized costs. As of August 11, 2008, there were $27.5 million in callable broker deposits, which included $14.9 million that could be called-back in October 2008, while the remaining $12.6 million could be called-back in January 2009. Assuming that callable broker deposits are called-back at the projected callable dates, a total of approximately $23,000 in unamortized commissions would be written-off. Average interest rate paid on these callable broker deposits is 5.35%.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated, including broker deposits and excluding individual retirement accounts:

	June 30, 2008	December 31, 2007
	(In thousands)
Three months or less	$496,156	$360,168
Over three months through six months	339,598	318,440
Over six months through 12 months	297,836	195,976
Over 12 months(1)	521,415	713,233
Total	$1,655,005	$1,587,817

(1) Includes $27.5 million in callable broker deposits.

Other Sources of Funds

As previously mentioned, the fierce competition for core deposits on the Island made other short-term borrowings an attractive funding alternative. During the six months ended June 30, 2008, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 5.08%, from 6.95% and 7.05% for the fiscal year 2007 and the six-month period ended June 30, 2007, respectively. Average other borrowings increased to $564.8 million for the six months ended June 30, 2008, compared to $397.5 million and $388.6 million for the fiscal year 2007 and the six-month period ended June 30, 2007, respectively.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended June 30, 2008 and the year ended December 31, 2007:

	Three Months Ended June 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$531,073	$496,419
Average monthly balance outstanding during the period	522,987	372,935
Maximum aggregate balance outstanding at any month-end	531,073	496,419
Weighted average interest rate for the quarter	3.46%	5.04%
Weighted average interest rate for the last month	3.00%	4.60%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended June 30, 2008 and the year ended December 31, 2007:

	Three Months Ended June 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$25,426	$30,454
Average monthly balance outstanding during the period	25,980	3,668
Maximum aggregate balance outstanding at any month-end	27,093	30,454
Weighted average interest rate for the quarter	2.83%	5.26%
Weighted average interest rate for the last month	2.78%	4.64%

Note Payable to Statutory Trust

For more detail on note payable to statutory trust please refer to the “Note 12 - Note Payable to Statutory Trust” to our condensed consolidated financial statements included herein.

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

As of June 30, 2008, we had $788.5 million and $2.2 million in assets and liabilities measured on a recurring basis, respectively, all of which were classified within Level 2 of the hierarchy. As of the same date, we had $18.3 million in assets measured on a non-recurring basis, of which $15.7 million and $2.6 million were Level 2 and Level 3 assets, respectively. The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of June 30, 2008 included $786.7 million in securities available for sale. On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale. Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%.

Significant inputs considered to determine the fair value of securities available for sale include the market yield curve, credit rating of issuer and collateral. A change in the slope or an increase in the market yield curve, or deterioration of the issuer’s credit rating or collateral, can significantly reduce the fair market value of securities available for sale. Also, a change in the slope or a decrease in the market yield curve, or an upgrade of the issuer’s credit rating or collateral, can significantly increase the fair market value of securities available for sale. Changes in the fair market value of securities available for sale are reported as part of total stockholders’ equity in other comprehensive income. A decrease in the fair market value of securities available for sale, can reduce our liquidity levels, adversely impacting our borrowing capacity and reducing our total capital. On the contrary, an increase in the fair market value of securities available for sale, can augment our liquidity levels, positively impacting our borrowing capacity and increasing our total capital. For more information on the fair value of assets and liabilities please refer to “Note 2 - Recent Accounting Pronouncements” and “Note 16 - Fair Value” to our condensed consolidated financial statements included herein.

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings. As of June 30, 2008 and December 31, 2007, total stockholders’ equity was $164.7 million and $179.9 million, respectively. Besides earnings and losses from operations, our stockholders’ equity was impacted by an accumulated other comprehensive loss of $13.0 million as of June 30, 2008, compared to an accumulated other comprehensive gain of $1.1 million as of December 31, 2007. In addition, the following items also impacted the Company’s stockholders’ equity:

•	the exercise of 250,862, 4,000, 50,000 and 357,000 stock options in February 2007, July 2007, January 2008 and March 2008, respectively, for a total of $3.2 million; and

•	the repurchase of 285,368 shares for $2.5 million during the second and third quarters of 2007 in connection with a stock repurchase program approved by the Board of Directors on May 31, 2007.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

As of June 30, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$220,346	10.61%	$	≥ 166,074	≥ 8.00%	N/A
Eurobank	217,851	10.50		≥ 166,055	≥ 8.00	≥ 207,568	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	194,341	9.36		≥ 83,037	≥ 4.00	N/A
Eurobank	191,849	9.24		≥ 83,027	≥ 4.00	≥ 124,541	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	194,341	6.86		≥ 113,350	≥ 4.00	N/A
Eurobank	191,849	6.77		≥ 113,311	≥ 4.00	≥ 141,639	≥ 5.00
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$224,873	10.79%	$	≥ 166,720	≥ 8.00%	N/A
Eurobank	224,137	10.76		≥ 166,719	≥ 8.00	≥ 208,399	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,793	9.54		≥ 83,360	≥ 4.00	N/A
Eurobank	198,057	9.50		≥ 83,360	≥ 4.00	≥ 125,039	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,793	7.55		≥ 105,308	≥ 4.00	N/A
Eurobank	198,057	7.52		≥ 105,282	≥ 4.00	≥ 131,603	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities’ portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and broker time deposits availability are part of the bank's liquidity presentation. Our liquid assets at June 30, 2008 and December 31, 2007 totaled approximately $274.7 million and $239.8 million, respectively. Our Core Basis Surplus liquidity level was 6.2% and 5.7% as of the same periods, respectively. The increase in our Core Basic Surplus liquidity level indicated above was mainly attributable to the net growth of $77.0 million in our investment portfolio by using portfolio repayments in addition to funding with broker deposits and securities sold under agreements to repurchase.

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

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the FHLB’s assessment of the institution’s creditworthiness and the collateral available. As of June 30, 2008, we had FHLB borrowing capacity of $83.9 million, including FHLB advances and securities sold under agreements to repurchase. Also, as of the same date, we had $328.0 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledged as collateral. Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million at June 30, 2008.

In order to participate in the broker time deposits market, we must be categorized as “well-capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. As of June 30, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

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

Our net cash inflows from operating activities for the six months ended June 30, 2008 was $25.2 million, compared to $34.0 million from operating activities in 2007. The net operating cash inflows during the six months ended June 30, 2008 resulted primarily from the combined effect of: (i) proceeds from sale of loans held for sale; (ii) an increase in accrued interest payable, accrued expenses, and other liabilities; and (iii) a net decrease in other assets. The net operating cash inflows during fiscal 2007 resulted primarily from the net effect of: (i) proceeds from sale of loans held for sale; (ii) an increase in accrued interest receivable; (iii) an increase in accrued interest payable, accrued expenses and other liabilities; and (iv) a net increase in other assets.

Our net cash outflows from investing activities for the six months ended June 30, 2008 was $102.5 million, compared to $281.7 million from investing activities in 2007. The net investing cash outflows experienced during the six months ended June 30, 2008 and the year 2007 were primarily used for the growth in our investment and loan portfolios.

Our net cash inflows from financing activities for the six months ended June 30, 2008 was $88.0 million, compared to $238.1 million from financing activities in 2007. The net financing cash inflows experienced during the six months ended June 30, 2008 and the year 2007 were primarily provided by an increase in securities sold under agreement to repurchase and other borrowings, and a net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied. At June 30, 2008, the Bank had interest rate swap agreements which converted $18.6 million of fixed rate time deposits to variable rate time deposits of which $6.0 million will mature in 2013 and $12.6 million will mature in 2018, but with semi-annual call options which match call options on the swaps. In addition, as of June 30, 2008, Eurobank had $2.0 million related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit. For more detail on derivative financial instruments please refer to “Note 11 –  Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the June 30, 2008 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills. At June 30, 2008, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $2.2 million, or 3.37% lesser than the net interest income in the rates unchanged scenario. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $1.3 million, or 2.01% lesser than the net interest income in the rates unchanged scenario. At June 30, 2008, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $2.0 million, or 3.16% higher than the net interest income in the rates unchanged scenario, and $3.7 million, or 5.81% higher than the net interest income in the rate unchanged scenario at the June 30, 2008 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $2.9 million, or 4.55% higher than the net interest income in the rates unchanged scenario, and $3.3 million, or 5.17% higher than the net interest income in the rates unchanged scenario at the June 30, 2008 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 10.0%for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2008:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At June 30, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$3,710	5.81%
+100 basis points over year 1	2,016	3.16
- 100 basis points over year 1	(2,155)	(3.37)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At June 30, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$3,301	5.17%
+100 basis points over year 2	2,905	4.55
- 100 basis points over year 2	(1,283)	(2.01)

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2008
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$25,000	$—	$—	$426
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,717	3,144	2,759	15,493
Total	$26,717	$3,144	$2,759	$36,538

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of June 30, 2008 and December 31, 2007, we had commitments to extend credit of $222.2 million and $265.3 million, respectively. These commitments included standby letters of credit of $15.9 million and $13.6 million, for June 30, 2008 and December 31, 2007, respectively, and commercial letters of credit of $909,000 and $1.5 million for the same periods, respectively.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

As part of this ongoing evaluation and in recognition of the risks related to the current economic environment affecting both Puerto Rico and the United States, management has taken proactive measures to strengthen our current disclosure controls and procedures, including the recruiting of a chief risk officer, and the reevaluation of its underwriting and loan review procedures.

Other than the measures taken to strengthen our current disclosure controls and procedures, as mentioned above, there were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

EuroBancshares’ Annual Meeting of Stockholders was held at the main office of EuroBancshares located at State Road PR-1, Km. 24.5, Quebrada Arenas Ward, San Juan, Puerto Rico 00926, at 10:00 a.m. on May 22, 2008. A quorum was obtained with 17,063,265 shares represented in person or by proxy, which represented 87.50% of all votes eligible to be casted at the meeting.

The following results were obtained for the proposals voted at the meeting:

•	The following three directors assigned to Class C of the Board of Directors of EuroBancshares were elected for a three-year term expiring at the 2011 annual meeting of stockholders:

	Votes For	Votes Withheld

Rafael Arrillaga-Torréns, Jr.	17,057,674	5,591
Pedro Feliciano Benítez	17,060,074	3,191
Plácido González Córdova	17,060,074	3,191

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: August 11, 2008	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer