Form 10-Q
period 2008-09-30
EUROBANCSHARES INC
filed 2008-11-14
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 14, 2008, was 19,499,515 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$15,336,891	$15,866,221
Interest bearing deposits	40,350,962	32,306,909
Securities purchased under agreements to resell	22,898,911	19,879,008
Investment securities available for sale	768,625,439	707,103,432
Investment securities held to maturity	42,903,026	30,845,218
Other investments	15,585,500	13,354,300
Loans held for sale	404,100	1,359,494
Loans, net of allowance for loan and lease losses
of $33,643,190 in 2008 and $28,137,104 in 2007	1,774,740,788	1,829,082,008
Accrued interest receivable	16,881,501	18,136,489
Customers’ liability on acceptances	313,373	430,767
Premises and equipment, net	34,002,856	33,083,169
Other assets	52,378,962	49,951,898
Total assets	$2,784,422,309	$2,751,398,913
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$111,653,646	$120,082,912
Interest bearing	1,913,890,007	1,872,963,402
Total deposits	2,025,543,653	1,993,046,314

Securities sold under agreements to repurchase	527,715,000	496,419,250
Acceptances outstanding	313,373	430,767
Advances from Federal Home Loan Bank	25,412,242	30,453,926
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	16,360,879	17,371,698
Accrued expenses and other liabilities	12,329,090	13,139,809
	2,628,293,237	2,571,480,764
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000
shares; issued and outstanding 430,537 in 2008 and 2007	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000
shares; issued 20,439,398 shares in 2008 and 20,032,398 shares in 2007;
outstanding: 19,499,515 shares in 2008 and 19,093,315 shares in 2007	204,394	200,324
Capital paid in excess of par value	110,072,429	107,936,531
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	57,675,752	61,789,048
Treasury stock, 939,883 shares in 2008 and 939,083 shares in 2007, at cost	(9,916,962)	(9,910,458)
Accumulated other comprehensive (loss) income	(20,699,072)	1,110,173
Total stockholders’ equity	156,129,072	179,918,149
Total liabilities and stockholders’ equity	$2,784,422,309	$2,751,398,913

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
For the three and nine-month periods ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$28,963,623	$36,677,073	$90,827,873	$107,656,676
Investment securities
Taxable	2,375	2,776	7,605	9,457
Exempt	10,939,820	6,252,137	31,254,046	19,081,526
Interest bearing deposits, securities purchased
under agreements to resell, and other	344,071	802,667	1,142,709	2,250,338
Total interest income	40,249,889	43,734,653	123,232,233	128,997,997
Interest expense:
Deposits	19,252,420	21,553,077	61,634,650	61,990,244
Securities sold under agreements to repurchase,
notes payable, and other	5,226,505	5,071,618	15,889,775	15,395,403
Total interest expense	24,478,925	26,624,695	77,524,425	77,385,647
Net interest income	15,770,964	17,109,958	45,707,808	51,612,350
Provision for loan and lease losses	7,980,000	9,594,000	25,799,800	18,467,000
Net interest income after provision for loan
and lease losses	7,790,964	7,515,958	19,908,008	33,145,350
Noninterest income:
Service charges - fees and other	2,466,422	2,394,869	8,108,250	7,182,759
Net gain on sale of securities	190,956		190,956
Net (loss) on sale of repossessed assets and on disposition of other assets	(279,595)	(258,889)	(399,074)	(1,153,979)
Gain on sale of loans	47,726	76,560	1,399,864	239,143
Total noninterest income	2,425,509	2,212,540	9,299,996	6,267,923
Noninterest expense:
Salaries and employee benefits	5,102,149	4,950,481	15,999,202	15,848,655
Occupancy	2,936,293	2,812,295	8,636,904	8,040,768
Professional services	1,408,797	1,444,487	3,893,036	3,319,078
Insurance	970,878	479,219	2,253,646	1,409,089
Promotional	153,458	374,800	734,131	1,125,772
Other	2,885,356	2,280,458	7,837,782	6,993,252
Total noninterest expense	13,456,931	12,341,740	39,354,701	36,736,614
(Loss) Income before income taxes	(3,240,458)	(2,613,242)	(10,146,697)	2,676,659
Income tax benefit	(2,452,507)	(1,378,559)	(6,592,515)	(30,446)
Net (loss) income	$(787,951)	$(1,234,683)	$(3,554,182)	$2,707,105

Basic (loss) earnings per share	$(0.05)	$(0.07)	$(0.21)	$0.11

Diluted (loss) earnings per share	$(0.05)	$(0.07)	$(0.21)	$0.11

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the nine months ended September 30, 2008 and 2007

	2008	2007
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	200,324	197,775
Exercised stock options	4,070	2,549
Balance at end of period	204,394	200,324
Capital paid in excess of par value - common stock:
Balance at beginning of period	107,936,531	106,539,383
Exercised stock options	2,024,930	1,146,330
Stock based compensation	110,968	138,439
Balance at end of period	110,072,429	107,824,152
Reserve fund:
Balance at beginning of period	8,029,106	7,553,381
Transfer from undivided profits	—	384,780
Balance at end of period	8,029,106	7,938,161
Undivided profits:
Balance at beginning of period	61,789,048	59,800,495
Net (loss) income	(3,554,182)	2,707,105
Preferred stock dividends ($0.43 per share in 2008 and 2007)	(559,114)	(557,073)
Transfer to reserve fund	—	(384,780)
Balance at end of period	57,675,752	61,565,747
Treasury stock
Balance at beginning of period	(9,910,458)	(7,410,711)
Purchase of common stock	(6,504)	(2,499,747)
Balance at end of period	(9,916,962)	(9,910,458)
Accumulated other comprehensive income (loss), net of taxes:
Balance at beginning of period	1,110,173	(7,565,907)
Unrealized net (loss) gain on investment securities available for sale	(21,809,245)	4,623,745
Balance at end of period	(20,699,072)	(2,942,162)
Total stockholders’ equity	$156,129,072	$175,439,189

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
For the three and nine months ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(787,951)	$(1,234,683)	$(3,554,182)	$2,707,105
Other comprehensive (loss) income, net of tax:
Unrealized net loss on investment securities available for sale	(7,664,742)	5,022,474	(21,809,245)	4,623,745
Comprehensive (loss) income	$(8,452,693)	$3,787,791	$(25,363,427)	$7,330,850

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine-months period ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,554,182)	$2,707,105
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,987,187	2,362,012
Capitalization of interest	—	(474,802)
Provision for loan and lease losses	25,799,800	18,467,000
Stock-based compensation	110,968	138,439
Deferred tax benefit	(6,604,468)	(3,816,821)
Net gain on sale of securities	(190,956)	—
Net gain on sale of loans and leases	(1,399,864)	(239,143)
Net loss on sale of other real estate, repossessed assets and on disposition of other assets	399,074	1,153,979
Net amortization of premiums and accretion of discount on investment securities	(1,037,590)	110,901
Write-down of repossessed assets	1,004,380	995,968
Net decrease in deferred loan origination costs	1,435,108	2,143,198
Origination of loans held for sale	(21,670,376)	(11,411,782)
Proceeds from sale of loans held for sale	21,893,658	11,655,132
Decrease (increase) in accrued interest receivable	1,254,988	(2,106,445)
Net decrease in other assets	11,499,775	3,259,944
(Decrease) increase in accrued interest payable, accrued expenses, and other liabilities	(1,821,537)	9,331,070
Net cash provided by operating activities	30,105,965	34,275,754
Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell	(3,019,903)	12,430,157
Net (increase) decrease in interest-bearing deposits	(8,044,053)	35,418,702
Purchases of investment securities available for sale	(347,046,408)	(105,756,165)
Proceeds from sale of investment securities available for sale	19,090,869	—
Proceeds from principal payments and maturities of investment securities available for sale	245,918,447	100,758,416
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	7,191,949	5,425,528
Purchases of other investments	(29,667,885)	(6,886,600)
Proceeds from principal payments, maturities, and calls of other investments	8,120,300	5,325,300
Net increase in loans	(18,559,632)	(115,002,829)
Proceeds from sale of loans	37,671,519	—
Proceeds from sale of other real estate, repossessed assets and on disposition of other assets	788,459	508,213
Capital expenditures	(3,293,744)	(16,511,910)
Net cash used in investing activities	(90,850,082)	(84,291,188)
Cash flows from financing activities:
Net increase in deposits	32,497,339	58,593,097
Increase (decrease) in securities sold under agreements to repurchase and other borrowings	31,295,750	(4,250,000)
Repayment of Federal Home Loan Bank Advances	(5,041,684)	(8,239,901)
Dividends paid to preferred stockholders	(559,114)	(557,019)
Purchase of common stock	(6,504)	(2,499,747)
Net proceeds from exercise of stock options	2,029,000	1,148,879
Net cash provided by financing activities	60,214,787	44,195,309

Net decrease in cash and due from banks	(529,330)	(5,820,125)
Cash and due from banks beginning balance	15,866,221	25,527,489
Cash and due from banks ending balance	$15,336,891	$19,707,364
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$78,535,244	$77,261,821
Income Taxes	6,580	3,794,520
Noncash transactions:
Repossessed assets acquired through foreclosure of loans	25,673,189	27,492,582
Finance of repossessed assets acquired through foreclosure of loans	13,466,370	19,707,699
Change in fair value of available-for-sale securities, net of taxes	(21,809,245)	(4,623,745)

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In March 2008 the Financial Standard Board (FASB) issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133”. This statement addresses the amount and quality of required disclosures under FASB 133 and improves the transparency of financial reporting. Under FASB 161 all entities are required to enhance disclosures about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB 133, and how derivative instruments and related hedged items affect an the entity’s financial position, financial performance, and cash flows. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this statement will not have a financial impact, other than additional disclosures, upon adoption.

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

On September 12, 2008 the Financial Accounting Standard Board (FASB) issued FASB staff position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. The main focus of this FSP is to address concerns by financial statements users and others regarding the disclosure of potential adverse effects of changes in credit risk. This FSP amends FASB 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP will be effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The FSB clarifies the Board’s intent that disclosures required by Statement 161 shall be provided for any reporting period (annual or interim) beginning after November 15, 2008.

On October 10, 2008, the Financial Accounting Standard Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active for a financial asset. The FSP is effective upon issuance and should be applied in prior periods for which financial statements have not been issued. The implementation of this FSP does not have a significant impact on the financial statement.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of (loss) earnings per share is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(Loss) income before preferred stock dividends	$(787,951)	$(1,234,683)	$(3,554,182)	$2,707,105
Preferred stock dividend	(187,732)	(187,732)	(559,114)	(557,073)
(Loss) income available to common shareholders	$(975,683)	$(1,422,415)	$(4,113,296)	$2,150,032
Weighted average number of common shares
outstanding applicable to basic earning per share	19,499,967	19,160,985	19,391,333	19,253,068
Effect of dilutive securities	—	189,597	5,926	225,220
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,499,967	19,350,582	19,397,259	19,478,288
Net (loss) earnings per common share:
Basic	$(0.05)	$(0.07)	$(0.21)	$0.11
Diluted	$(0.05)	$(0.07)	$(0.21)	$0.11

In computing diluted earnings per common share for the third quarter of 2008, stock options of 174,000, 96,600, 76,800, 73,670 and 114,500 shares on common stock with exercise price of $8.13, $21.00, $14.17, $8.60 and $4.00, respectively, were not considered because they were antidilutive. For the third quarter of 2007 stock options of 109,000, 78,800, and 80,670 shares on common stock with exercise price of $21.00, $14.17 and $8.60 respectively, were not considered because they were antidilutive.

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2008 and December 31, 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$200,275	$3,513	$—	$203,788
One through five years	5,346,568	—	(198,511)	5,148,057
Federal Home Loan Bank notes:
Less than one year	20,992,975	—	(640,795)	20,352,180
One through five years	6,633,449	22,197	—	6,655,646
US Corporate notes
Less than one year	4,962,265	—	(65,165)	4,897,100
One through five years	3,000,000	—	(1,500,000)	1,500,000
Mortgage-backed securities	748,188,407	1,997,832	(20,317,571)	729,868,668
Total	$789,323,939	$2,023,542	$(22,722,042)	$768,625,439

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$775,336	$20,068	$(140)	$795,264
One through five years	4,840,524	79,974	—	4,920,498
Federal Farm Credit Bonds:
Less than one year	27,454,067	251,882	—	27,705,949
Federal Home Loan Bank notes:
Less than one year	84,447,295	32,284	(19,739)	84,459,840
One through five years	7,119,149	46,537	—	7,165,686
Federal National Mortgage
Association notes:
One through five years	10,000,000	66,900	—	10,066,900
US Corporate note
One through five years	3,000,000	—	(256,500)	2,743,500
Mortgage-backed securities	568,355,302	3,349,482	(2,458,989)	569,245,795
Total	$705,991,673	$3,847,127	$(2,735,368)	$707,103,432

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At September 30, 2008 and December 31, 2007, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

The company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $19,091,000 recognizing a net gain of approximately $191,000. During the nine month period ended September 30, 2007, there were no sales of investment securities available for sale.

At September 30, 2008 and December 31, 2007, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$(640,795)	$20,352,180	$—	$—	$(640,795)	$20,352,180
State and municipal obligations	(198,511)	5,148,057	—	—	(198,511)	5,148,057
US Corporate Notes	(65,165)	4,897,100	(1,500,000)	1,500,000	(1,565,165)	6,397,100
Mortgage-backed securities	(19,636,224)	553,686,279	(681,347)	13,427,804	(20,317,571)	567,114,083
	$(20,540,695)	$584,083,616	$(2,181,347)	$14,927,804	$(22,722,042)	$599,011,420

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(19,739)	$13,240,261	$(19,739)	$13,240,261
State and municipal obligations	(140)	200,196	—	—	(140)	200,196
US Corporate Note	(256,500)	2,743,500	—	—	(256,500)	2,743,500
Mortgage-backed securities	(804,224)	78,237,438	(1,654,765)	136,618,716	(2,458,989)	214,856,154
	$(1,060,864)	$81,181,134	$(1,674,504)	$149,858,977	$(2,735,368)	$231,040,111

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
U.S. Agency Debt Securities - The unrealized losses on investments in U.S. agency debt securities were caused by changes in interest rate expectations and the general deterioration of the economy. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
State and municipal obligations- The unrealized losses on investments in state and municipal obligations were caused primarily by changes in interest rate expectations and the general economy deterioration. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and the general deterioration of the economy and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

•
US Corporate Notes- The unrealized losses on investments in U.S. corporate notes were caused primarily by changes in interest rate expectations, the general deterioration of the economy and its possible effect in the financial institutions economic sector. These securities were issued by financial institutions that are currently well capitalized, the interest payments are current and it is expected the securities would not settle at their maturity date for less than their pair value. Because the decline in fair value is attributable to changes in interest rates expectations and the general deterioration of the economy and not to current credit performance, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

•
Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate expectations and the general deterioration of the economy. The company has Mortgage-Backed Securities (“MBS”) that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash-flows structure established for each security. The contractual cash flows of securities issued by U.S. government enterprise are guaranteed by the U.S. government. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates expectations and the general deterioration of the economy and not to credit quality of the securities, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The company reviewed the investment portfolio as of September 30, 2008 using models on the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20,   Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, for applicable MBS. During the review, the company found that nine private label Mortgage-backed securities amounting to approximately $30,172,594 have mixed credit ratings. For each one of the identified securities, the company reviewed the collateral performance and determined that, as of September 30, 2008, it was estimated that all expected cash flows of these investments would be received. Some of the analysis performed to the downgraded MBS securities included: (i) the calculation of their coverage ratios; (ii) current credit support; (iii) total delinquency over sixty days; (iv) average loan-to-values; (v) projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following 3 years; (vi) a mortgage loan Constant Prepayment Rate (“CPR”) speed of 6; (vii) projected loss deal based on the previous conservative assumptions; (viii) excess protection; (ix) projected tranche dollar loss; and (x) projected tranche percentage loss and economic value. These analyses were performed taking into consideration current U.S. market conditions and forward projected cash flows. Based on this assessment, the company concluded that no other than temporary impairment needs to be recorded for this reporting period.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of September 30, 2008 and December 31, 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,516,795	$—	$(7,341)	$2,509,454
Mortgage-backed securities	40,386,231	—	(841,651)	39,544,580
Total	$42,903,026	$—	$(848,992)	$42,054,034

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,774,712	$—	$(12,717)	$2,761,995
Mortgage-backed securities	28,070,506	16,983	(397,558)	27,689,931
Total	$30,845,218	$16,983	$(410,275)	$30,451,926

There were no sales of investment securities held to maturity during the nine-month period ended September 30, 2008 and 2007.

At September 30, 2008 and December 31,2007, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	(7,341)	2,509,454	—	—	(7,341)	2,509,454
Mortgage-backed securities	$(254,258)	$31,184,131	$(587,393)	8,360,449	$(841,651)	$39,544,580
	$(261,599)	$33,693,585	$(587,393)	$8,360,449	$(848,992)	$42,054,034

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$—	$—	$(12,717)	$2,761,995	$(12,717)	$2,761,995
Mortgage-backed securities	—	—	(397,558)	23,477,416	(397,558)	23,477,416
	$—	$—	$(410,275)	$26,239,411	$(410,275)	$26,239,411

•
U.S. Agency Debt Securities– The unrealized losses on investments in U.S. agency debt securities were caused by changes in interest rate increases expectations and the general deterioration of the economy. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
Mortgage-Backed Securities –The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate expectations and the general deterioration of the economy. The company has Mortgage-Backed Securities that were issued by private corporations and by U.S. government enterprise. The contractual cash flows of the securities issued by private corporations are guaranteed by mortgage loans. The credit quality of the private label MBS will depend on the amount of collateral and the cash-flows structure established for each security. The contractual cash flows of securities issued by U.S. government enterprise are guaranteed by the U.S. government. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates expectations and the general deterioration of the economy and not to credit quality of the securities, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The company reviewed the investment portfolio as of September 30, 2008 using models on the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20,   Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, when applicable. During the review, the company concluded that all held to maturity securities were consider “high-quality”.

6.	Other Investments

Other investments at September 30, 2008 and December 31, 2007 consist of the following:
	2008	2007
FHLB stock, at cost	$14,975,500	$12,744,300
Investment in statutory trusts	610,000	610,000
Other investments	$15,585,500	$13,354,300

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at September 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Loans secured by real estate:
Commercial and industrial	$853,681,529	$792,308,856
Construction	209,509,072	203,344,272
Residential mortgage	125,167,306	106,947,204
Consumer	2,563,503	779,610
	1,190,921,410	1,103,379,942

Commercial and industrial	275,146,429	302,530,197
Consumer	51,717,505	57,745,127
Lease financing contracts	287,800,571	385,390,263
Overdrafts	2,508,124	6,849,655
	1,808,094,039	1,855,895,184

Deferred loan origination costs, net	930,788	2,365,896
Unearned finance charges	(640,849)	(1,041,968)
Allowance for loan and lease losses	(33,643,190)	(28,137,104)
Loans, net	$1,774,740,788	$1,829,082,008

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2008 and December 31, 2007:

	2008	2007
Impaired loans with related allowance	$79,281,000	$32,147,000
Impaired loans that did not require allowance	104,807,000	52,283,000
Total impaired loans	$184,088,000	$84,430,000
Allowance for impaired loans	$13,827,000	$9,538,000

As of September 30, 2008 and 2007, loans in which the accrual of interest has been discontinued amounted to $92,326,000 and $55,276,000, respectively. These loans were primarily composed of $65,862,000 and $46,044,000 of commercial loans, $19,800,000 and $2,303,000 of construction loans and $4,885,000 and 5,929,000 of lease financing contracts, for the same periods, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $4,967,000 and $3,924,000 for the nine month period ended September 30, 2008 and 2007, respectively.

Commercial and industrial loans with principal outstanding balance amounting to approximately $1,930,000 as of September 30, 2008, are guaranteed by the U.S. government through the Small Business Administration at percentages varying from 75% to 90%. As of September 30, 2008, industrial loans with a principal outstanding balance of approximately $653,000 were guaranteed by the U.S. government through the U.S. Department of Agriculture at percentages varying from 80% to 90%.

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine-month period ended September 30:

	2008	2007
Balance, beginning of period	$28,137,104	$18,936,841
Provision for loan and lease losses	25,799,800	18,467,000
Loans and leases charged-off	(22,025,707)	(12,894,272)
Recoveries	1,731,992	1,621,078
Balance, end of period	$33,643,190	$26,130,647

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Other Assets

Other assets at September 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Deferred tax assets, net	$17,184,444	$10,898,071
Merchant credit card items in process of collection	2,227,405	2,416,934
Auto insurance claims receivable on repossessed vehicles	943,875	1,148,782
Accounts receivable	1,062,494	8,828,058
Other real estate, net of valuation allowance of $121,888 in
September 30, 2008 and $120,857 in December 31,2007, respectively	7,128,862	8,124,572
Other repossessed assets, net of valuation allowance of $725,706
in September 30, 2008 and $565,767 in December 31,2007, respective	5,318,459	5,409,451
Net servicing assets	1,522,062	147,581
Prepaid expenses and deposits	6,809,161	6,766,081
Purchased option	740,000	3,950,000
Other	9,442,200	2,262,370
	$52,378,962	$49,951,898

Other repossessed assets are presented net of an allowance for losses. The following analysis summarizes the changes in the allowance for losses for the nine-month period ended September 30:

	2008	2007
Balance, beginning of period	$565,767	$799,104
Provision for losses	984,940	978,840
Net charge-offs	(825,001)	(1,162,033)
Balance, end of period	$725,706	$615,911

9.	Deposits

Total deposits as of September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Non interest bearing deposits	$111,653,646	$120,082,912

Interest bearing deposits:
NOW & Money Market	61,317,463	60,893,298
Savings	110,843,288	131,604,327
Regular CD's & IRAS	102,393,059	92,544,566
Jumbo CD's	253,520,412	251,360,899
Brokered Deposits	1,385,815,785	1,336,560,312
	1,913,890,007	1,872,963,402
Total Deposits	$2,025,543,653	$1,993,046,314

The Company evaluated its dependency risk on broker dealers and the possibility of a near term severe impact due to a credit concentration risk in brokered deposits, as defined on the SOP 94-6, “Disclosure of Certain Significant Risks and Uncertainties,” and concluded that there was no dependency risk on broker dealers nor a credit concentration risk related to the brokered deposits.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Advances from Federal Home Loan Bank

At September 30, 2008, the Company owes several advances to the FHLB as follows:

Maturity	Interest rate	2008
2008	2.61%	$10,000,000
2008	2.65%	15,000,000
2014	4.38%	412,242
		$25,412,242

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months. In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the nine-month period ended September 30, 2008 and 2007 amounted to approximately $530,000 and $212,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of September 30, 2008, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on additional advances of approximately $34,000,000.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	2008		2007
	Notional		Notional
	amount	Fair value	amount	Fair value

Libor-Rate interest rate swaps	$20,300,000	$(334,651)	$30,800,000	$(415,176)
	$20,300,000	$(334,651)	$30,800,000	$(415,176)

Purchased Option	$25,000,000	$740,000	$25,000,000	$3,950,000
	$25,000,000	$740,000	$25,000,000	$3,950,000

Written Option	$25,000,000	$(740,000)	$25,000,000	$(3,950,000)
	$25,000,000	$(740,000)	$25,000,000	$(3,950,000)

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket. The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years. To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket. Consistent with the guidance in SFAS 133, the equity-based return on the CD represent a written option and is bifurcated and accounted for separately from the debt host as a derivative. Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings. As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero. At September 30, 2008, $740,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of September 30, 2008, the Company had two interest rate swap agreements, designated as fair value hedges, which converted $18,279,000 of fixed rate time deposits to variable rate time deposits, of which $6,044,000 will mature in 2013 and $12,235,000 will mature in 2018, with semi-annual call options that match the call options on the swaps.

These interest rate swap agreements have been effective in achieving the economic objectives explained above. During the nine months ended September 30, 2008 and 2007, net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on note payable to statutory trust amounted to approximately $1,011,000 and $1,310,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

During the quarter ended March 31, 2008 the Company sold to a third party lease financing contracts with carrying values of approximately $37,671,000. In this sale, the Company retained servicing responsibilities and servicing assets of $2,166,000 was recognized. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $1,177,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased. As of September 30, 2008, total amount accrued on books related to recourse liability amounted to approximately $407,000.

A summary of servicing assets as of September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Servicing assets
Balance, beginning of year	$148,880	$1,157,706
Servicing retained on lease financing contracts sold	2,166,113	—
Change in valuation allowance	—	(379,659)
Amortization	(791,632)	(629,167)
Balance, end of period	$1,523,361	$148,880

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$375,986
Direct write-downs	—	(374,687)
Total valuation allowance	1,299	1,299
Balance, end of period, net	$1,522,062	$147,581

During the quarter ended September 30, 2008 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 18.36%, a discount rate of 10.08% and a weighted average portfolio life of 2.94 years. No fair value impairment analysis was prepared as of December 31, 2007 since the servicing asset was considered inconsequential. There were no custodial escrow balances maintained in connection with serviced leases as of September 30, 2008 and December 31, 2007.

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2008, three months	$301,788
2009	809,694
2010	380,995
Thereafter	30,882
$1,523,359

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine month period ended September 30, 2008 and 2007 the Company sold to third parties approximately $21,671,000 and $11,137,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $21,894,000 and $11,376,000, resulting in a gain of approximately $223,000 and $239,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

15.	Stock Transactions

During the nine month period ended September 30, 2008, the Company issued 407,000 of the common stock shares through stock options exercised, as follows:

	Number of	Exercise
Date	shares	Price	Total

January-08	50,000	$5.00	$250,000
March-08	351,000	5.00	1,755,000
March-08	6,000	4.00	24,000
	407,000		$2,029,000

During the third quarter of 2008, the company repurchases 800 unvested restricted shares from former employees for a total of $6,504. These restricted shares were originally granted in April 2004.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair values of obligations available for sale issued by US Government Agencies, US Government Sponsored Enterprises, US Corporations, PR Government and PR Government Agencies and Mortgage-backed securities issued by US Agencies and US Sponsored Enterprises are determined by obtaining quoted prices from nationally recognized securities broker-dealers (Level 2 inputs). Quoted price for each security is determined utilizing the risk free US Treasury Securities Yield Curve as the base plus a spread that represents the cost of the risks inherent to the characteristics (credit, option and other possible risks) of each investment alternative. In the case of the Mortgage Back Securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs). The company owns a preferred security that was issued under the rule 144 A under the Securities Act of 1993. The quarterly dividends of this security are current but the security does not have an active secondary market. On a quarterly basis we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity. (Level 3 inputs).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	September 30, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$768,625,439	$—	$534,754,096	$233,871,343
Purchased option jumbo CD	740,000	—	740,000	—

Liabilities:
Embedded option jumbo CD	$740,000	$—	$740,000	$—
FVH swaps valuation	334,651	—	334,651	—

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs	Total gains
	September 30, 2008	assets (Level 1)	(Level 2)	(Level 3)	(losses)
Assets:
Impaired loans	$60,462,361	$—	$46,824,071	$13,638,290	$(9,815,018)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $60,462,000, net of a valuation allowance of $10,493,000, resulting in an additional provision for loan losses of $9,815,000 for the nine months period ended September 30, 2008. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of September 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2008 are also presented in the table.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2008 and December 31, 2007, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	2008
					Well
	Required		Actual		capitalized
	Amount	Ratio	Amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$162,710	8.00%	$219,170	10.78%	N/A
Eurobank	162,688	8.00%	216,861	10.66%	≥ 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	81,355	4.00%	193,641	9.52%	N/A
Eurobank	81,344	4.00%	191,336	9.41%	≥ 6.00%
Tier I Capital (to average assets):
Consolidated	112,401	4.00%	193,641	6.89%	N/A
Eurobank	112,362	4.00%	191,336	6.81%	≥ 5.00%

	2007
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio
Total Capital (to risk-weighted assets):
Consolidated	$166,720	8.00%	$224,873	10.79%	N/A
Eurobank	166,719	8.00%	224,137	10.76%	≥ 10.00%
Tier I Capital (to risk-weighted assets):
Consolidated	83,360	4.00%	198,793	9.54%	N/A
Eurobank	83,360	4.00%	198,057	9.50%	≥ 6.00%
Tier I Capital (to average assets):
Consolidated	105,308	4.00%	198,793	7.55%	N/A
Eurobank	105,282	4.00%	198,057	7.52%	≥ 5.00%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents our consolidated financial condition and results of operations for the nine-month period ended September 30, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc. As of September 30, 2008, we had, on a consolidated basis, total assets of $2.784 billion, net loans of $1.775 billion, total investments of $827.1 million, total deposits of $2.026 billion, other borrowings of $573.7 million, and stockholders’ equity of $156.1 million. We currently operate through a network of 26 branch offices located throughout Puerto Rico.

Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, our investment portfolio, business transaction accounts, and our mortgage business. We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at September 30, 2008

We believe the following were key indicators of our performance and results of operations through the third quarter of 2008:

•	our total assets increased to $2.784 billion, or by 1.60% on an annualized basis, at the end of the third quarter of 2008, from $2.751 billion at the end of 2007;

•
our net loans and leases decreased to $1.775 billion at the end of the third quarter of 2008, representing a decrease of 3.96% on an annualized basis, from $1.830 billion at the end of 2007, resulting primarily from the sale of $37.7 million in lease financing contracts in March 2008;

•	our investment securities grew to $827.1 million, or 13.5% on an annualized basis, at the end of the third quarter of 2008, from $751.3 million at the end of 2007;

•	our total deposits increased to $2.026 billion, or by 2.17% on an annualized basis, at the end of the third quarter of 2008, from $1.993 billion at the end of 2007;

•	our short-term borrowings increased to $573.7 million, or by 6.39% on an annualized basis, at the end of the third quarter of 2008, from $547.5 million at the end of 2007;

•	our nonperforming assets increased to $175.2 million, or by 75.93% on an annualized basis, at the end of the third quarter of 2008, from $111.6 million at the end of 2007;

•	our total revenue decreased to $42.7 million in the third quarter of 2008, representing a decrease of 7.12%, from $45.9 million in the same period of 2007;

•
our net interest margin and spread on a fully taxable equivalent basis decreased to 2.57% and 2.26% for the third quarter of 2008, respectively, compared to 2.83% and 2.31%, respectively, for the same period in 2007;

•	our provision for loan and lease losses decreased to $8.0 million in the third quarter of 2008, representing a decrease of 16.82%, from $9.6 million in the same period of 2007;

•	our total noninterest income grew to $2.4 million in the third quarter of 2008, representing an increase of 9.63%, from $2.2 million in the same period of 2007;

•	our total noninterest expense grew to $13.5 million in the third quarter of 2008, representing an increase of 9.04%, from $12.3 million in the same period of 2007; and

•	for the third quarter of 2008, we recorded an income tax benefit of $2.5 million, compared to an income tax benefit of $1.4 million in the same period of 2007.

These items, as well as other factors, resulted in a net loss of $788,000 for the third quarter of 2008, compared to a net loss of $1.2 million for the same period in 2007, or $(0.05) per common share for the third quarter of 2008, compared to $(0.07) per common share for the same period in 2007, assuming dilution. Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable losses that have been incurred in our loan and lease portfolio. The allowance for loan and lease losses amounted to $33.6 million, $28.1 million and $26.1 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Losses charged to the allowance amounted to $22.0 million for the nine-month period ended September 30, 2008, compared to $12.9 million for the same period in 2007. Recoveries were credited to the allowance in the amounts of $1.7 million and $1.6 million for the same periods, respectively. For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates. For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold. The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value. Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs. During the quarter ended September 30, 2008, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sale of lease financing contracts completed in March 2008: prepayment rate of 18.36%; weighted average live of 2.94 years; and a discount rate of 10.08%. This impairment analysis revealed that there was no impairment. There was no sale of lease financing contracts during 2007. Servicing assets are included as part of other assets in the balance sheets. Servicing assets recorded amounted to $1.5 million, $148,000 and $216,000 as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Servicing assets as of December 31, 2007 and September 30, 2007 were related to lease financing contracts sold in or before fiscal year 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. Appraisals of other real estate properties and valuations of repossessed assets are made periodically after their acquisition, as necessary. For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. Other real estate owned amounted to $7.1 million, $8.1 million, and $4.3 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Other repossessed assets amounted to $5.3 million, $5.4 million and $6.2 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed vehicles, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession. The total loss ratio on sale of repossessed vehicles for the quarter and nine-month period ended September 30, 2008 was 13.43% and 14.16%, respectively, compared to 14.31% and 13.66% for the same periods in 2007. The year-to-date increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our decision of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of inventory. During the quarter and nine-month period ended September 30, 2008, we sold 385 vehicles and 1,058 vehicles, respectively, and repossessed 362 vehicles and 1,067 vehicles, respectively, moving our inventory of repossessed vehicles to 334 units as of September 30, 2008, from 357 units as of June 30, 2008 and from 325 units as of December 31, 2007.

For the quarter and nine-month period ended September 30, 2008, there was a total gain of $2,000 and $19,000 on sale of repossessed equipment, respectively, compared to a total gain of $50,000 and $31,000 for the same periods in 2007.

For the quarter and nine-month period ended September 30, 2008, the total loss on sale of repossessed boats was $189,000 and $358,000, respectively, compared to losses of $74,000 and $251,000 for the same periods in 2007. The boat financing portfolio amounted to $31.6 million and $37.1 million as of September 30, 2008 and 2007, respectively. During the quarter and nine-month period ended September 30, 2008, we sold 9 boats and 19 boats, respectively, and repossessed 6 boats and 14 boats, respectively, decreasing our inventory of repossessed boats to 13 units as of September 30, 2008, from 16 units as of June 30, 2008 and from 18 units as of December 31, 2007.

During the quarter and nine-month period ended September 30, 2008, one OREO property and 25 OREO properties were sold resulting in no loss for the Company during the third quarter of 2008 and a year-to-date total gain of $44,000 at September 30, 2008, respectively, compared to two OREO properties and three OREO properties sold during the same periods in 2007, resulting in a total loss of $118,000 and $139,000, respectively. As of September 30, 2008, our OREO consisted of 32 properties with an aggregate value of $7.1 million, as compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007.

For additional information relating to OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Results of Operations for the Nine months ended September 30, 2008

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

Net interest income decreased by 7.83%, or $1.3 million, and by 11.44%, or $5.9 million, to $15.8 million and $45.7 million in the quarter and nine-month period ended September 30, 2008, respectively, from $17.1 million and $51.6 million for the same periods in 2007. This decrease resulted from the net effect of a net increase in volumes and a net decrease in rates as shown on tables on page 30.

Total interest income amounted to $40.2 million for the third quarter of 2008, compared to $40.3 million for the previous quarter and $43.7 million for the quarter ended September 30, 2007. Total interest income for the nine months ended September 30, 2008 was $123.2 million, compared to total interest income of $129.0 million for prior year same period. Total interest income during the quarter ended September 30, 2008 remained relatively stable when compared to the previous quarter. Decreases in total interest income during the quarter and the nine-month period ended September 30, 2008 when compared to the same periods in 2007 were mainly driven by the net effect of decreased yields resulting from an interest rate cut of 75 basis points in March 2008 and another 25 basis points in May 2008, partially offset by an increase in average interest-earning assets. The average interest yield on a fully taxable equivalent basis earned on interest-earning assets was 6.69% and 6.79% during the quarter and nine months ended September 30, 2008, respectively, compared to 6.61% for the previous quarter, and 7.82% and 7.78% for the quarter and nine months ended September 30, 2007, respectively. Average interest-earning assets amounted to $2.678 billion and $2.675 billion for the quarter and nine months ended September 30, 2008, respectively, compared to $2.715 billion for the previous quarter, and $2.383 billion and $2.359 billion for the quarter and nine months ended September 30, 2007, respectively.

Total interest expense was $24.5 million for the quarter ended September 30, 2008, compared to $25.6 million and $26.6 million for the previous quarter and the quarter ended September 30, 2007, respectively. Total interest expense for the nine months ended September 30, 2008 was $77.5 million, compared to total interest expense of $77.4 million for prior year same period. The decrease during the quarter ended September 30, 2008 when compared to the previous quarter resulted from the combined effect of a net decrease in the cost of funds, as explained further below, and a decrease in average interest-bearing liabilities. The changes during the quarter and the nine-month period ended September 30, 2008 when compared to the same periods in 2007 resulted also from the net effect of a decrease in the cost of funds, as explained further below, partially offset by an increase in average interest-bearing liabilities. The average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities decreased to 4.43% and 4.71% during the quarter and nine months ended September 30, 2008, respectively, from 4.59% for the previous quarter, and 5.51% and 5.44% for the quarter and nine months ended September 30, 2007, respectively. Average interest-bearing liabilities amounted to $2.494 billion and $2.473 billion for the quarter and nine months ended September 30, 2008, respectively, compared to $2.510 billion for the previous quarter, and $2.157 billion and $2.128 billion for the quarter and nine months ended September 30, 2007, respectively.

Net interest margin on a fully taxable equivalent basis was 2.57% and 2.44% for the quarter and nine-month period ended September 30, 2008, respectively, compared to 2.37% for the previous quarter, and 2.83% and 2.88% for the quarter and nine months ended September 30, 2007, respectively. For the third quarter and nine-month period ended September 30, 2008, net interest spread on a fully taxable equivalent basis was 2.26% and 2.08%, respectively, compared to 2.02% for the previous quarter, and 2.31% and 2.34% for the same periods of prior year.

The increases in net interest margin and net interest spread during the quarter ended September 30, 2008 when compared to the previous quarter were mainly caused by our strategy of calling back our callable broker deposits. Between late May 2008 and July 2008, we wrote-off of $176,000 in unamortized commissions related to $105.7 million in broker deposits that paid an average rate of 5.37% and were called back during that period. Out of this $105.7 million, in July 2008 we called $45.7 million in broker deposits that paid an average rate of 5.43%, writing-off $85,000 in unamortized commissions during that month.

During the quarter and nine months ended September 30, 2008, the average interest rate on a fully taxable equivalent basis paid for broker deposits decreased to 4.60% and 5.03%, respectively, from 4.94% for the previous quarter, and 5.61% and 5.57% for the quarter and nine months ended September 30, 2007, respectively. Average broker deposits amounted to $1.381 billion and $1.356 billion for the quarter and nine months ended September 30, 2008, respectively, compared to $1.381 billion for the previous quarter, and $1.257 billion and $1.211 billion for the quarter and nine months ended September 30, 2007, respectively.

The decreases in net interest margin and net interest spread during the quarter and nine-month period ended September 30, 2008 when compared to the same periods in 2007 were caused primarily by the net effect of:

(i)
a reduction in interest rates by the Federal Reserve, which resulted in the reduction of the Prime Rate by 100 basis points during the last four months of 2007, 200 basis points during the first quarter of 2008, of which 75 basis points occurred in March 2008, and another 25 basis points in May 2008;

(ii)	a decrease in the cost of funds resulting from the repricing of interest-bearing liabilities because of the reduction in interest rates by the Federal Reserve; and

(iii)
the write-off of $668,000 in unamortized commissions related to $272.2 million in broker deposits that were called during the nine months ended September 30, 2008. As mentioned before, during the quarter ended September 30, 2008, we wrote-off $85,000 in unamortized commissions related to $45.7 million in broker deposits we called in July 2008.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,794,738	$28,964	6.51%	$1,803,002	$36,677	8.22%
Securities of U.S. government agencies(3)	551,734	6,875	6.93	453,776	5,345	6.55
Other investment securities(3)	266,201	3,996	8.35	60,957	821	7.49
Puerto Rico government obligations(3)	7,423	71	5.32	7,191	89	6.88
Securities purchased under agreements to resell and federal funds sold	26,590	177	3.35	36,760	516	6.44
Interest-earning deposits	31,394	167	2.13	21,635	287	5.31
Total interest-earning assets	$2,678,080	$40,250	6.69%	$2,383,321	$43,735	7.82%
Total noninterest-earning assets	119,036			99,439
TOTAL ASSETS	$2,797,116			$2,482,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$19,239	$152	3.18%	$18,418	$146	3.19%
NOW deposits	47,083	307	2.61	47,679	309	2.60
Savings deposits	110,561	633	2.29	136,910	865	2.53
Time certificates of deposit in denominations of $100,000 or more(4)	258,066	2,564	3.99	233,532	3,036	5.38
Other time deposits(5)	1,480,104	15,596	4.56	1,346,769	17,197	5.50
Other borrowings	578,831	5,227	4.88	374,091	5,072	7.21
Total interest-bearing liabilities	$2,493,884	$24,479	4.43%	$2,157,399	$26,625	5.51%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	112,617			116,748
Other liabilities	28,892			33,941
Total noninterest-bearing liabilities	141,509			150,689
STOCKHOLDERS’ EQUITY	161,723			174,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,797,116			$2,482,760
Net interest income(6)		$15,771			$17,110
Net interest spread(7)			2.26%			2.31%
Net interest margin(8)			2.57%			2.83%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended September 30, 2008 and 2007, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $13,000 and $184,000 for the quarters ended September 30, 2008 and 2007, respectively. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2008 and 2007 was $92.3 million and $55.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

(5)
For the quarter ended September 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $185,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

(6)	Net interest income on a tax equivalent basis was $17.2 million and $16.9 million for the quarters ended September 30, 2008 and 2007, respectively.

(7)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(8)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Rate/ Yield(1)	Average Balance	Interest	Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,816,296	$90,828	6.72%	$1,766,569	$107,657	8.21%
Securities of U.S. government agencies(3)	541,059	20,014	6.86	477,360	16,724	6.49
Other investment securities(3)	251,897	10,973	8.07	51,712	2,059	7.38
Puerto Rico government obligations(3)	8,109	274	6.26	8,732	307	6.52
Securities purchased under agreements to resell and federal funds sold	31,185	678	3.49	33,974	1,415	6.36
Interest-earning deposits	26,781	465	2.32	21,114	836	5.28
Total interest-earning assets	$2,675,327	$123,232	6.79%	$2,359,461	$128,998	7.78%
Total noninterest-earning assets	115,654			97,860
TOTAL ASSETS	$2,790,981			$2,457,321

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$19,178	$456	3.18%	$18,044	$377	2.80%
NOW deposits	46,200	882	2.55	47,648	867	2.43
Savings deposits	121,648	2,059	2.26	144,446	2,713	2.51
Time certificates of deposit in denominations of $100,000 or more(4)	263,077	8,281	4.21	232,106	8,844	5.25
Other time deposits(5)	1,453,035	49,957	4.97	1,302,128	49,190	5.45
Other borrowings	569,510	15,890	5.01	383,712	15,395	7.10
Total interest-bearing liabilities	$2,472,648	$77,525	4.71%	$2,128,084	$77,386	5.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	114,667			119,737
Other liabilities	30,270			35,811
Total noninterest-bearing liabilities	144,937			155,548
STOCKHOLDERS’ EQUITY	173,396			173,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,790,981			$2,457,321
Net interest income(6)		$45,707			$51,612
Net interest spread(7)			2.08%			2.34%
Net interest margin(8)			2.44%			2.88%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the nine-month period ended September 30, 2008 and 2007, respectively.

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $91,000 and $805,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2008 and 2007 was $92.3 million and $55.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

(5)
For the nine months ended September 30, 2007, interest expense on time certificates of deposit in denominations of $100,000 or more was reduced by approximately $475,000 of capitalized interest on construction in progress. This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

(6)	Net interest income on a tax equivalent basis was $49.0 million and $51.0 million for the nine-month period ended September 30, 2008 and 2007, respectively.

(7)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(8)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2008 Over 2007 Increases/(Decreases) Due to Change in			Six Months Ended September 30, 2008 Over 2007 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$(168)	$(7,545)	$(7,713)	$3,031	$(19,860)	$(16,829)
Securities of U.S. government agencies	1,154	376	1,530	2,232	1,058	3,290
Other investment securities	2,764	411	3,175	7,971	943	8,914
Puerto Rico government obligations	3	(21)	(18)	(22)	(11)	(33)
Securities purchased under agreements to resell and federal funds sold	(143)	(196)	(339)	(116)	(621)	(737)
Interest-earning time deposits	129	(249)	(120)	224	(595)	(371)

Total interest-earning assets	$3,739	$(7,224)	$(3,485)	$13,320	$(19,086)	$(5,766)

INTEREST PAID ON:
Money market deposits	$7	$(1)	$6	$24	$55	79
NOW deposits	(4)	2	(2)	(26)	41	15
Savings deposits	(166)	(66)	(232)	(428)	(226)	(654)
Time certificates of deposit in denominations of $100,000 or more(2)	319	(791)	(472)	1,180	(1,743)	(563)
Other time deposits	1,703	(3,304)	(1,601)	5,701	(4,934)	767
Other borrowings	2,776	(2,621)	155	7,454	(6,959)	495

Total interest-bearing liabilities	$4,635	$(6,781)	$(2,146)	$13,905	$(13,766)	$139

Net interest income	$(896)	$(443)	$(1,339)	$(585)	$(5,320)	$(5,905)

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income. Net loan costs were approximately $13,000 and $91,000 for the quarter and nine-month period ended September 30, 2008, respectively, compared to $184,000 and $805,000 million for the same periods in 2007. Loans include nonaccrual loans, which balance as of the periods ended September 30, 2008 and 2007 was $92.3 million and $55.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter and nine months ended September 30, 2008 was $8.0 million and $25.8 million, respectively, or 177.61% and 127.13% of net charge-offs, compared to $9.6 million and $18.5 million, or 241.36% and 163.82% of net charge-offs, for the same periods in 2007. The increase in our provision for loan and lease losses during the nine-month period ended September 30, 2008, when compared to the same period in 2007, was mainly driven by the weak condition of Puerto Rico’s overall economy which resulted in increased delinquencies and impairments in our commercial and construction loans portfolios, as further discussed in the sections of this discussion and analysis captioned “Allowance for Loan and Lease Losses” and“Nonperforming Loans, Leases and Assets.”

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$2,466	101.6%	$2,395	108.2%
Gain on sale of securities, net	191	7.9	—	—
Gain on sale of loans, net	48	2.0	77	3.5
Loss on sale of repossessed assets and on disposition of other assets, net	(280)	(11.5)	(259)	(11.7)

Total noninterest income	$2,425	100.0%	$2,213	100.0%

	Nine Months Ended September 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Service charges and other fees	$8,108	87.1%	$7,183	114.6%
Gain on sale of securities, net	191	2.1	—	—
Gain on sale of loans, net	1,400	15.1	239	3.8
Loss on sale of repossessed assets and on disposition of other assets, net	(399)	(4.3)	(1,154)	(18.4)

Total noninterest income	$9,300	100.0%	$6,268	100.0%

Our total noninterest income for the quarter and nine-month period ended September 30, 2008 was $2.4 million and $9.3 million, respectively, compared to $2.2 million and $6.3 million for the same periods in 2007. For the quarters ended September 30, 2008 and 2007, noninterest income represented approximately 0.09% of average assets, respectively, compared to 0.33% and 0.26% for the nine-month periods ended September 30, 2007, respectively.

Our largest noninterest income source is service charges, primarily on deposit accounts. The service charges and other fees increased to $2.5 million and $8.1 million in the quarter and nine-month period ended September 30, 2008, respectively, from $2.4 million and $7.2 million for the same periods in 2007. These increases were primarily due to the recording in June 2008 of $596,000 in income related to the partial redemption of Visa, Inc. shares of stock as part of a series of transactions arising out of the restructuring of Visa, Inc. to become a public company, and also to a year-to-date increase of $413,000 in ATM and POS fees, mainly from a change in the fee structure during the first quarter of 2008.

For the quarter and nine-month period ended September 30, 2008, gain on sale of loans was $48,000 and $1.4 million, respectively, compared to $77,000 and $239,000 for the same periods in 2007. This source of noninterest income was mainly derived from the sale of lease financing contracts and residential mortgage loans. In March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $37.7 million. We retained servicing responsibilities of the lease financing contracts sold. We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $1.2 million. We did not sell lease financing contracts during 2007. While estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts are not significant, we established an allowance of $471,000 in March 2008, of which $406,000 remains and have been included in the other liabilities section of our balance sheet as of September 30, 2008. During the quarter and nine-month period ended September 30, 2008, we sold $9.1 million and $21.7 million in residential mortgage loans to other financial institutions, respectively, compared to $3.7 million and $11.1 million for the same periods in 2007. We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $48,000 and $223,000 for the quarter and nine months ended September 30, 2008, respectively, compared to gains of $77,000 and $239,000 for the same periods in 2007.

During the third quarter of 2008, we recognized a $191,000 gain on sale of $18.9 million in investment securities, which were sold in an effort to improve our net interest margin. No securities were sold during the first nine months of 2007 and the first half of 2008.

During the quarter and nine-month period ended September 30, 2008, we experienced a net loss on sale of repossessed assets of $280,000 and $399,000, respectively, compared to a net loss of $259,000 and $1.2 million during the same periods in 2007. These changes were mainly due to the net effect of: (i) a reduction on vehicles sold during the nine months ended September 30, 2008 when compared to the same period in 2007; and (ii) an increase of $82,000 and $34,000 in the net loss on repossessed boats sold during the quarter and nine-month period ended September 30, 2008, respectively, when compare to the same periods in 2007. During the nine months ended September 30, 2008, we sold 1,058 vehicles and repossessed 1,067 vehicles, resulting in an inventory of repossessed vehicles of 334 units as of September 30, 2008, compared to 1,442 vehicles sold and 1,244 vehicles repossessed during the same period in 2007, resulting in an inventory of 366 units as of September 30, 2007.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$5,102	37.9%	$4,950	40.1%
Occupancy and equipment	2,936	21.8	2,812	22.8
Professional services, including directors’ fees	1,409	10.5	1,444	11.7
Office supplies	321	2.4	319	2.6
Other real estate owned and other repossessed assets expenses	794	5.9	498	4.0
Promotion and advertising	153	1.1	375	3.0
Lease expenses	122	0.9	120	1.0
Insurance	971	7.2	479	3.9
Municipal and other taxes	522	3.9	500	4.1
Commissions and service fees credit and debit cards	588	4.4	324	2.6
Other noninterest expense	539	4.0	521	4.2
Total noninterest expense	$13,457	100.0%	$12,342	100.0%

	Nine Months Ended September 30,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$15,999	40.7%	$15,849	43.1%
Occupancy and equipment	8,637	21.9	8,041	21.9
Professional services, including directors’ fees	3,893	9.9	3,319	9.0
Office supplies	968	2.5	1,018	2.8
Other real estate owned and other repossessed assets expenses	1,882	4.8	1,698	4.6
Promotion and advertising	734	1.9	1,126	3.1
Lease expenses	393	1.0	399	1.1
Insurance	2,254	5.7	1,409	3.8
Municipal and other taxes	1,508	3.8	1,342	3.7
Commissions and service fees credit and debit cards	1,459	3.7	1,036	2.8
Other noninterest expense	1,628	4.1	1,500	4.1
Total noninterest expense	$39,355	100.0%	$36,737	100.0%

Our total noninterest expense increased to $13.5 million and $39.4 million in the quarter and nine-month period ended September 30, 2008, respectively, compared to $12.3 million and $36.7 million for the same periods in 2007. These changes represent an increase of 9.03% and 7.13% in noninterest expense over the same periods in 2007, respectively. This increase can be attributed mainly to increases in occupancy, professional and insurance expenses. Noninterest expenses as a percentage of average assets decreased to 0.48% and 1.41% in the quarter and nine-month period ended September 30, 2008, respectively, from 0.50% and 1.50% for the same periods in 2007. Our efficiency ratio was 68.56% and 67.54% in the quarter and nine-month period ended September 30, 2008, respectively, compared to 64.68% and 64.19% for the same periods in 2007. The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain focused on ways to control our overhead, including personnel reductions, reflecting our changing environment, but without sacrificing our banking franchise.

Salaries and employee benefits totaled $5.1 million and $16.0 million for the quarter and nine-month period ended September 30, 2008, respectively, compared to $5.0 million and $15.8 million for the same periods in 2007. These increases were net of a reduction in salaries and employee benefits related to Telefónica Empresas (“TE”) outsourcing, as further discussed below, and mainly resulted from a decrease in deferred loan origination costs because of a reduction in loan originations. During the first half of 2008, we made personnel reductions that would lead to estimated annualized savings of approximately $1.5 million as part of a cost reduction strategy in an effort to control expenses. As of September 30, 2008, we had 492 full-time equivalent employees, compared with 505 full-time equivalent employees as of September 30, 2007. Our volume of assets per employee increased to $5.7 million as of September 30, 2008, compared to $5.1 million for the same period in 2007.

Occupancy and equipment expenses totaled $2.9 million and $8.6 million for the quarter and nine-month period ended September 30, 2008, respectively, compared to $2.8 million and $8.0 million for the same periods in 2007, representing an increase of 4.41% and 7.41% for the comparable periods, respectively. This increase was mainly attributable to a $103,000 year-to-date increase in equipment maintenance, a year-to-date increase of $174,000 in utilities, and a $255,000 year-to-date increase in security services, all primarily related to the expansion of our branch network, and approximately $63,000 in other occupancy expenses paid for premises previously occupied while TE phased-out to their new facilities.

Professional and directors’ fees remained at $1.4 million, or 10.5% and 11.7% of total noninterest expenses, for the quarters ended September 30, 2008 and 2007, respectively, and amounted to $3.9 million and $3.3 million, or 9.9% and 9.0% of total noninterest expenses, for the nine-months ended September 30, 2008 and 2007. The year-to-date increase at September 30, 2008 when compared to the same period in 2007 was mainly due to an increase of $610,000 related to the information technology outsourcing agreement entered with TE in August 2007, a decrease of $248,000 in legal fees, and a $144,000 increase in regulatory examination fees as a consequence of our asset growth. In connection with the TE outsourcing agreement, the Bank experienced during the nine months ended September 30, 2008 a reduction of $448,000 (approximately $149,000 on a quarterly basis) in related salaries and employee benefits, plus estimated year-to-date savings of $312,000 in other operational costs; all of which were transferred to TE.

Our expenses related to OREO and repossessed assets were $794,000 and $1.9 million, or 5.9% and 4.8% of total noninterest expenses, for the quarter and nine-month period ended September 30, 2008, respectively, compared to $498,000 and $1.7 million, or 4.0% and 4.6% of total noninterest expenses, for the same periods in 2007. The decrease in other real estate owned and repossessed assets expenses during the nine months ended September 30, 2008 when compared to the same period in 2007 resulted from a year-to-date increase of $268,000 in the valuation allowance for subsequent declines in value of repossessed assets, of which $126,000 was related to the market reevaluation of a slow-moving repossessed boat. We continue monitoring this inventory very closely and taking measures to expedite its disposition.

Promotion and advertising decreased to $153,000 and $734,000 for the quarter and nine-month period ended September 30, 2008, respectively, from $375,000 and $1.1 million for the same periods in 2007. These decreases were mainly attributable to a cost reduction measures, as previously mentioned.

Insurance expenses were $971,000 and $2.3 million, or 7.2% and 5.7% of total noninterest expenses, for the quarter and nine-month period ended September 30, 2008, respectively, compared to $479,000 and $1.4 million, or 3.9% and 3.8% of total noninterest expense, for the same periods in 2007. This increase was mainly attributable to the FDIC’s new insurance premium assessment, which, during fiscal year 2007, was net of a one time assessment credit of $669,000.

Commissions and service fees on credit and debit cards were $588,000 and $1.5 million, or 4.4% and 3.7% of total noninterest expenses, for the quarter and nine months ended September 30, 2008, respectively, compared to $324,000 and $1.0 million, or 2.6% and 2.8% of total noninterest expenses, for the same periods in 2007. This increase was mainly attributable to increased ATM and POS fees, primarily from a change in the fee structure, as previously mentioned.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

For the quarter and nine months ended September 30, 2008, we recorded an income tax benefit of $2.5 million and $6.6 million, respectively, compared to an income tax benefit of $1.4 million and $30,000 for the same periods in 2007. Our income tax benefit for the quarter and nine months ended September 30, 2008 resulted mainly from a deferred tax benefit of $2.3 million and $6.3 million, respectively, as explained further below.

Our current income tax expense for the quarter and nine months ended September 30, 2008 decreased to $2,000 and $12,000, respectively, from $935,000 and $3.8 million for the same periods in 2007. Decreases in our current income tax expense during the nine-month period ended September 30, 2008 were mainly due to a taxable loss primarily related to: (i) a loss before income taxes of $3.2 million and $10.1 million for the quarter and nine months ended September 30, 2008, respectively, compared to a loss before taxes of $2.6 million and an income before taxes of $2.7 million for the same periods in 2007; and (ii) an increase in the exempt income as a percentage of total income during 2008.

Our deferred tax benefit for the quarter ended September 30, 2008 remained at $2.3 million when compared with the same period in 2007; while for the nine months ended September 30, 2008, it increased to $6.3 million, from $3.8 million for the same period in 2007. Increases during the nine months ended September 30, 2008 were mainly due to the combined effect of: (i) an increase of $3.8 million in the deferred tax asset related to the net operating loss (“NOL”) carryforward from the taxable loss in our banking subsidiary; and (ii) a year-to-date increase of $2.5 million in the deferred tax assets primarily from an increase in our allowance for loan and lease losses.

In addition, the income tax benefit for the quarter and nine months period ended September 30, 2008, included an income tax benefit of $140,000 and $319,000, respectively, related to tax credits received from Puerto Rico’s Treasury Department in excess of the amount paid on transactions under the law No. 197. This law, signed on December 14, 2007, offers tax credits to the financial institutions on the financing of qualified residential mortgages.

As of September 30, 2008, we had net deferred tax assets of $17.2 million, compared to $10.9 million as of December 31, 2007. This increase in our net deferred tax assets was mainly attributable to the NOL carryforward in our banking subsidiary and the increase in our allowance for loan and lease losses, as previously mentioned. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment. We believe it is more likely than not that the benefits of these deductible differences at September 30, 2008 will be realized.

Financial Condition

Our total assets as of September 30, 2008 were $2.784 billion, compared to $2.751 billion as of December 31, 2007. The $33.0 million increase in our total assets during the nine-month period ended September 30, 2008 was primarily due to the net effect of: (i) a $8.0 million increase in interest bearing deposits; (ii) an increase of $3.0 million in securities purchased under agreements to resell; (iii) a $75.8 million increase in the investment securities portfolio; and (iv) a decrease of $54.3 million in net loans, including the $37.7 million sale of lease financing contracts in March 2008, as previously mentioned.

Our total deposits increased by $32.5 million, or by 2.17% on an annualized basis, to $2.026 billion as of September 30, 2008, compared to $1.993 billion as of December 31, 2007. The increase in deposits during the nine-month period ended September 30, 2008 was mainly concentrated in brokered deposits, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings increased to $573.7 million as of September 30, 2008, from $547.5 million as of December 31, 2007.

As of September 30, 2008, our stockholders’ equity was $156.1 million, compared to $179.9 million as of December 31, 2007. Besides losses and earnings from operations, which amounted to a $3.6 million net loss and a $2.7 million net income for the nine-month periods ended September 30, 2008 and 2007, respectively, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $20.7 million as of September 30, 2008, compared to an accumulated other comprehensive income of $1.1 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2008, we had $40.4 million in interest-bearing deposits in other financial institutions, compared to $32.3 million as of December 31, 2007. Also, we had $22.9 million and $19.9 million in purchased securities under agreements to resell as of September 30, 2008 and December 31, 2007, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits and the purchased securities under agreements to resell was 2.95% and 5.95% for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2008:
U.S. government agencies obligations	$27,626	$27,008	$2,517	$2,510	$—	$—	$30,143	$29,518
Collateralized mortgage obligations	461,842	444,338	36,292	35,483	—	—	498,134	479,821
Mortgage-backed securities	286,347	285,531	4,094	4,061	—	—	290,441	289,592
State and municipal obligations	5,547	5,351	—	—	—	—	5,547	5,351
U.S. Corporate Notes	7,962	6,397	—	—	—	—	7,962	6,397
Other investments	—	—	—	—	15,586	15,586	15,586	15,586
Total	$789,324	$768,625	$42,903	$42,054	$15,586	$15,586	$847,813	$826,265
December 31, 2007:
U.S. government agencies obligations	$129,020	$129,398	$2,775	$2,762	$—	$—	$131,795	$132,160
Collateralized mortgage obligations	404,804	404,856	23,421	23,092	—	—	428,225	427,948
Mortgage-backed securities	163,552	164,390	4,649	4,598	—	—	168,201	168,988
State and municipal obligations	5,616	5,716	—	—	—	—	5,616	5,716
U.S. Corporate Notes	3,000	2,744	—	—	—	—	3,000	2,744
Other investments	—	—	—	—	13,354	13,354	13,354	13,354
Total	$705,992	$707,104	$30,845	$30,452	$13,354	$13,354	$750,191	$750,910

During the first nine months of 2008, the investment portfolio increased by approximately $75.8 million to $827.1 million from $751.3 million as of December 31, 2007.  This increase was primarily due to the net effect of:

(i)	the purchase of $370.7 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note;

(ii)	$144.8 million in US government agencies, PR bonds, and private label collateral mortgage obligations that matured or were called-back during the quarter;

(iii)	prepayments of approximately $108.2 million on mortgage-backed securities and FHLB obligations;

(iv)
the sale of $10.0 million in a US agencies note and $8.9 million in a US agencies mortgage-backed security, both sold during the quarter in an effort to improve our net interest margin, as previously mentioned; and

(v)	a decrease of $21.8 million in the market valuation on securities available for sale.

Since 2007, we have been analyzing different market opportunities in an attempt to improve our investment portfolio’s average yield and to maintain an adequate average life. Similar to the nine months ended September 30, 2007, during the first nine months of 2008, the market continued presenting some good investment opportunities as a result of the liquidity crises faced by financial institutions in the mainland, which required them to reduce their total assets by selling part of their investment securities portfolios at wider spreads. During the nine-month period ended September 30, 2008, we were able to purchase approximately $370.7 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note, all with an estimated average life of approximately 4.5 years and an estimated average yield of 5.4%. Purchased mortgage-backed securities totaled $314.0 million and included approximately $146.5 million in mortgage-backed securities issued by US government agencies and by US government sponsored enterprises, $60.2 million in collateralized mortgage obligations guaranteed by US government agencies and by US government sponsored enterprises, and $107.3 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics.

In September 2008, we evaluated the possibility of repositioning a portion of the securities portfolio taking into consideration the reduction in market rates, the current economic environment and the statements and actions taken by the Federal Government. This evaluation resulted in the sale of $18.9 million in US agencies obligations with a yield of 4.80% and an estimated average life of 2.5 years. The proceeds of this sale were used to purchase $19.3 million in US agencies mortgage-backed securities at a yield of approximately 5.28% and an expected average life of 5.0 years.

As of September 30, 2008, after the above-mentioned transactions, the estimated average maturity of our investment portfolio was approximately 5.3 years with an average yield of approximately 5.20%, compared to an estimated average maturity of 4.8 years and an average yield of 5.06% for the year ended December 31, 2007. As of September 30, 2008, investment securities having a carrying value of approximately $668.6 million were pledged to secure borrowings and deposits of public funds and to comply with other pledging requirements.

With the assistance of a third party provider, we reviewed our investment portfolio as of September 30, 2008 using models on the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, for applicable mortgage-backed securities (“MBS”). During the review, we found that nine private label MBS amounting to approximately $30.2 million have mixed credit ratings. For each one of the identified securities, we reviewed the collateral performance and determined that, as of September 30, 2008, it was probable that all expected cash flows of these investments would be received. Some of the analysis performed to the downgraded MBS securities included: (i) the calculation of their coverage ratios; (ii) current credit support; (iii) total delinquency over sixty days; (iv) average loan-to-values; (v) projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following 3 years; (vi) a mortgage loan constant prepayment rate (“CPR”) of 6; (vii) projected loss deal based on the previous conservative assumptions; (viii) excess protection; (ix) projected tranche dollar loss; and (x) projected tranche percentage loss and economic value. These analyses were performed taking into consideration current U.S. market conditions and forward projected cash flows. Based on this assessment, we concluded that no other than temporary impairment needs to be recorded for this reporting period. For more information on fair market value of investment securities please refer to “Note 4 - Investment Securities Available for Sale” and “Note 5 - Investment Securities Held to Maturity” to our condensed consolidated financial statements included herein.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Nine months ended September 30, 2008
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available-for-sale: (1)(2)
U.S. government agencies obligations	$20,352	4.31%	$6,656	5.23%	$—	—%	$—	—%	$27,008	4.54%
Mortgage-backed securities(3)	5,136	3.16	89,211	4.86	175,257	5.17	15,927	6.10	285,531	5.09
Collateral mortgage obligations(3)	44,286	4.69	266,400	5.20	122,136	5.70	11,516	5.70	444,338	5.30
State & political subdivisions	203	5.82	5,148	4.75	—	—	—	—	5,351	4.79
Other debt securities	6,397	5.32	—	—	—	—	—	—	6,397	5.32
Total investments available-for-sale	$76,374	4.54%	$367,415	5.11%	$297,393	5.39%	$27,443	5.93%	$768,625	5.19%

Investments held-to-maturity: (2)
U.S. government agencies obligations	$—	—%	$2,517	3.95%	$—	—%	$—	—%	$2,517	3.95%
Mortgage-backed securities(3)	—	—	4,094	5.04	—	—	—	—	4,094	5.04
Collateral mortgage obligations(3)	2,851	4.03	18,574	4.86	14,867	5.20	—	—	36,292	4.94
State & political subdivisions	—	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—	—	—	—
Total investments held-to-maturity	$2,851	4.03%	$25,185	4.80%	$14,867	%	$—	—%	$42,903	4.89%

Other Investments:
FHLB stock	$14,976	6.50%	—	—%	—	—%	—	—%	$14,976	6.50%
Investment in statutory trust	—	—	—	—	—	—	610	6.73	610	6.73
Total other investments	$14,976	6.50%	$—	—%	$—	—%	$610	6.73%	$15,586	6.51%
Total investments	$94,201	4.84%	$392,600	5.09%	$312,260	5.38%	$28,053	5.95%	$827,114	5.20%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.58% of these securities are held in our international banking entities. The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. As of September 30, 2008, our investment in other earning assets included $15.0 million in FHLB stock and $610,000 equity in our statutory trust. The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
Type	2008	2007
	(In thousands)
Statutory trust	$610	$610
FHLB stock	14,976	12,744
Total	$15,586	$13,354

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $404,000 and $1.4 million as of September 30, 2008 and December 31, 2007, respectively:

	As of September 30,	As of December 31,
	2008	2007
	(In thousands)
Real estate secured	$981,412	$900,036
Leases	287,801	385,390
Other commercial and industrial	275,146	302,530
Consumer	51,718	57,745
Real estate - construction	209,509	203,344
Other loans(1)	2,508	6,850
Gross loans and leases	$1,808,094	$1,855,895
Plus: Deferred loan costs, net	931	2,366
Total loans, including deferred loan costs, net	$1,809,025	$1,858,261
Less: Unearned income	(641)	(1,042)
Total loans, net of unearned income	$1,808,384	$1,857,219
Less: Allowance for loan and lease losses	(33,643)	(28,137)
Loans, net	$1,774,741	$1,829,082

(1)	Other loans are comprised of overdrawn deposit accounts.

As of September 30, 2008 and December 31, 2007, our total loans and leases, net of unearned income, were $1.808 billion and $1.857 billion, respectively. The $48.8 million decrease in our loan and lease portfolio during the nine-month period ended September 30, 2008 resulted primarily from the sale of $37.7 million in lease financing contracts during March 2008, as previously mentioned. Our total loans and leases, net of unearned income, as a percentage of total assets amounted to 65.0% as of September 30, 2008, compared to 67.6% as of December 31, 2007.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes. The properties may be either owner-occupied or for investment purposes. Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993. The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%. In some instances, additional forms of collateral or guaranties are obtained. Loans secured by real estate, excluding real estate secured construction loans, equaled $981.4 million and $900.0 million as of September 30, 2008 and December 31, 2007, respectively. The volume of our real estate loans, excluding real estate construction loans, has increased as a result of our organic growth. Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 54.3% as of September 30, 2008, from 48.5% as of December 31, 2007.

Loans secured by real estate included residential mortgages amounting to $125.2 million as of September 30, 2008, which increased by $18.2 million, or by 22.72% on an annualized basis, when compared to $106.9 million as of December 31, 2007. The increase in residential mortgages during the nine-month period ended September 30, 2008, when compared to the year ended December 31, 2007, mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island.

Lease financing contracts, the second largest component of our loan and lease portfolio, consist of automobile and equipment leases made to individuals and corporate customers. Our leasing production is concentrated on automobile leasing. For the nine-month period ended September 30, 2008, approximately 63.22% of our lease financing contracts originations were for new automobiles, approximately 34.91% were for used automobiles and the remaining 1.87% consisted primarily of construction and medical equipment leases. Our portfolio of lease financing contracts decreased to $287.8 million as of September 30, 2008, from $385.4 million as of December 31, 2007. This decrease resulted mainly from the sale of $37.7 million in lease financing contracts in March 2008, as mentioned above, and from our decision to strategically pare back our automobile leasing operations upon the continuous economic distress and the deterioration of our lease portfolio during previous fiscal years. From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well. Lease financing contracts, as a percentage of total loans and leases were 15.92% as of September 30, 2008 and 20.8% as of the end of 2007.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the nine-month period ended September 30, 2008, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to better monitor and control sub-prime borrowers and to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory. Other commercial and industrial loans decreased to $275.1 million as of September 30, 2008, from $302.5 million as of December 31, 2007. Other commercial and industrial loans as a percentage of total loans and leases were 15.2% and 16.3% as of September 30, 2008 and December 31, 2007, respectively.

Construction loans secured by real estate totaled $209.5 million and $203.3 million as of September 30, 2008 and December 31, 2007, respectively. Construction loans secured by real estate as a percentage of total loans and leases were 11.6% and 11.0% for the same periods, respectively. During the nine-month period ended September 30, 2008, the increase in construction loans secured by real estate resulted from disbursements on loan commitments we made during or before last fiscal year, which were primarily related to loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property. We did not make any new construction loans during the nine months ended September 30, 2008.

Consumer loans have historically represented a small part of our total loan and lease portfolio. The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit. We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers. As a result, repayment on this portfolio has generally exceeded or equaled origination. Consumer loans as a percentage of total loans and leases were 2.9% and 3.2% at September 30, 2008 and at the end of 2007, respectively. Consumer loans as of September 30, 2008 and December 31, 2007, included a boat portfolio of $31.6 million and $35.0 million, respectively; $13.4 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.3 million, respectively.

Our loan terms vary according to loan type. Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. Leases are offered for terms up to 72 months.

The following table shows our maturity distribution of loans and leases, including loans held for sale of $404,000, as of September 30, 2008, and excluding non-accrual loans amounting to $92.3 million as of the same date. As of September 30, 2008, 73.6% of our non-consumer loan portfolio is comprised of floating rate loans, which are primarily comprised of both commercial and industrial loans and commercial real estate loans. Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate(2)	Fixed Rate	Floating or Adjustable Rate(2)	Total
	(In thousands)
Real estate — construction	$176,987	$385	$46,895	$—	$—	$224,267
Real estate — secured	280,545	211,869	227,431	146,302	30,753	896,900
Other commercial and industrial	193,902	26,241	30,356	1,291	7,584	259,374
Consumer	11,107	9,910	1,162	27,982	—	50,161
Leases	21,410	242,221	—	19,633	—	283,264
Other loans	2,496	—	—	—	—	2,496
Total	$686,447	$490,626	$305,844	$195,208	$38,337	$1,716,462

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $139.1 million as of September 30, 2008.

(2)	Most of our floating or adjustable rate loans are pegged to Prime or LIBOR interest rates.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of September 30,	As of December 31,
	2008	2007
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$70,383	$29,075
Nonaccrual loans	92,326	68,990
Total nonperforming loans	162,709	98,065
Other real estate owned	7,129	8,125
Other repossessed assets	5,318	5,409
Total nonperforming assets	$175,156	$111,599
Nonperforming loans to total loans and leases	9.00%	5.28%
Nonperforming assets to total loans and leases plus repossessed assets	9.62	5.96
Nonperforming assets to total assets	6.29	4.06

We continually review present and estimated future performance of loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system. More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured loans and secured loans over individual managers’ limit; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

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

Non-performing loans amounted to $162.7 million for the nine months ended September 30, 2008, compared to $98.1 million at the end of 2007. Changes during the nine months ended September 30, 2008 when compared to previous fiscal year included a $41.3 million increase in loans over 90 days past due still accruing interest and a $23.3 million increase in nonaccrual loans.

The $41.3 million increase in loans over 90 days still accruing interest was mainly due to the net effect of: (i) a $40.3 million increase in commercial loans secured by real estate; (ii) a $3.2 million increase in residential mortgages; and (iii) a $2.0 million decrease in construction loans.

The $23.3 million increase in nonaccrual loans was mainly attributable to the combined effect of: (i) a $13.0 million increase in construction loans, placed in nonaccrual status because of a slowdown in the sale of constructed units; and (ii) a $10.7 million increase in commercial and industrial loans.

We believe all loans and leases, for which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed assets amounted to $12.4 million as of September 30, 2008, compared to $13.5 million as of December 31, 2007. The decrease during the nine months ended September 30, 2008 when compared to the previous fiscal year was mainly attributable to the combined effect of:

(i)
a decrease of $996,000 in OREO resulting from the net effect of the sale of 25 properties and the foreclosure of 12 properties, including the sale of 18 land lots in the amount of $1.1 million, which had been repossessed from a commercial customer during the fourth quarter of 2007.

(ii)
a decrease of $91,000 in other repossessed assets, mainly in repossessed equipment. During the nine months ended September 30, 2008, we sold 1,058 vehicles and repossessed 1,067 vehicles, moving our inventory of repossessed vehicles to 334 units as of September 30, 2008, from 325 units as of December 31, 2007. During the same period, we sold 19 boats and repossessed 14 boats, moving our inventory of repossessed boats to 13 units as of September 30, 2008, from 18 units as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, other repossessed assets were comprised of: repossessed vehicles amounting to $4.3 million for each period, respectively; repossessed boats amounting to $994,000 and $991,000 respectively; and repossessed equipment amounting to $12,000 and $88,000, respectively.

As of September 30, 2008, our OREO consisted of 32 properties with an aggregate value of $7.1 million, as compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007.

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

When analyzing the adequacy of our allowance, our portfolio is segmented into major loan categories. Although the evaluation of the adequacy of our allowance focuses on loans and leases and pools of similar loans and leases, our allowance is available to absorb all credit losses inherent in our loan and lease portfolio.

Each component would normally have similar characteristics, such as classification, type of loan or lease, industry or collateral. As needed, we separately analyze the following components of our portfolio and provide for them in our allowance:

•	credit quality;

•	sufficiency of credit and collateral documentation;

•	proper lien perfection;

•	appropriate approval by the loan officer and the corresponding loan committee;

•	adherence to loan agreement covenants; and

•	compliance with internal policies and procedures and laws and regulations.

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

On a quarterly basis, a risk percentage is assigned to each environmental factor based on our judgment of the risks over each loan category. The result of our assumptions is then applied to the current period’s balance of loans outstanding to derive the probable effect these current internal and external environmental factors could have over the general portion of our allowance. The net allowance resulting from this procedure is included as an additional component in the evaluation of the adequacy of our allowance.

In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss have been incurred. This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

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

Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding. A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional allowances. We also track the ratio of net charge-offs to total portfolio outstanding, among other ratios.

Residential mortgages with a loan-to-value over 60%, and consumer loans and leases that are more than 90 days delinquent are subject to an additional allowance. Commercial and construction loans that reach 90 days of delinquency, or earlier if deemed appropriate by management, are subject to a full review by the Loan Review Department including, but not limited to, a review of financial statements, repayment ability and collateral held. In connection with this review, the Loan Review Department will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,846,315	$1,804,099
Total loans and leases outstanding at end of period, including loans held for sale	1,808,788	1,858,579
Allowance for loan and lease losses:
Allowance at beginning of period	28,137	18,937
Charge-offs:
Real estate — secured	6,619	372
Commercial and industrial	4,098	3,122
Consumer	1,633	1,699
Leases	9,422	12,680
Other loans	254	398
Total charge-offs	22,026	18,271
Recoveries:
Real estate — secured	20	52
Commercial and industrial	667	319
Consumer	223	319
Leases	814	1,410
Other loans	8	23
Total recoveries	1,732	2,123
Net loan and lease charge-offs	20,294	16,148
Provision for loan and lease losses	25,800	25,348
Allowance at end of period	$33,643	$28,137
Ratios:
Net loan and lease charge-offs to average total loans(1)	1.47%	0.90%
Allowance for loan and lease losses to total loans at end of period	1.86	1.51
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	80.43	57.39
Net loan and lease charge-offs to provision for loan and lease losses	78.66	63.71

(1)	Annualized as of September 30, 2008.

The allowance for loan and lease losses increased to $33.6 million as of September 30, 2008, from $28.1 million as of December 31, 2007. The allowance for loan and lease losses as a percentage of total loans and leases also increased to 1.86% as of September 30, 2008, from 1.51% at the end of year 2007. During 2008, the periodic evaluation of the allowance for loan and lease losses primarily considered the level of net charge-offs, nonperforming loans, delinquencies, related loss experience, loan portfolio growth, and the amount of the provision for loan and lease losses for each related period, which continued to be impacted by the overall economic condition on the Island as it continues in a weakening trend. Net charge-offs for the nine months ended September 30, 2008 amounted to $20.3 million, or $27.1 million on an annualized basis, compared to $16.1 million for previous fiscal year. Net charge-offs during the nine-month period ended September 30, 2008 included $9.8 million in net charge-offs to commercial business relationships, for which specific allowances amounting to $6.3 million had been previously established.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due. This is done based on our historical lease loss experience during the previous calendar year. As of September 30, 2008, we were using a historical loss ratio in lease financing contracts of approximately 28%, compared to 23% during fiscal year 2007. For the nine-month periods ended September 30, 2008 and 2007, approximately $1.6 million and $1.2 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due at the end of each quarter. For the nine-month periods ended September 30, 2008 and 2007, approximately $780,000 and $621,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio. The annualized net charge-off ratio on the leasing business for the quarter and nine months ended September 30, 2008 was 4.39% and 3.60%, respectively, compared to 2.88% and 2.71% for the quarter and year ended December 31, 2007, respectively. The increase in this ratio during the quarter and nine months ended September 30, 2008 was mainly due to the combined effect of an increase in net charge-offs and a decrease in our lease portfolio. For the nine months ended September 30, 2008, net charge-offs in our leasing portfolio amounted to $8.6 million, or $11.5 million on an annualized basis, compared to $11.3 million for the year ended December 31, 2007. Our lease portfolio decreased to $287.8 million as of September 30, 2008, from $385.4 million at the end of fiscal 2007. This decrease in our leasing portfolio resulted mainly from the sale of $37.7 million in lease financing contracts in March 2008 and from our decision to strategically pare back our automobile leasing operations upon de continuous economic distress and the deterioration of our lease portfolio during previous fiscal years, as previously mentioned. We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 0.98% and 1.47% for the quarter and nine months ended September 30, 2008, respectively, compared to 1.05% and 0.90% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of the allowance for loan and lease losses was 53.42% and 80.43% for the quarter and nine months ended September 30, 2008, respectively, compared to 69.29% and 57.39% for the quarter and year ended December 31, 2007, respectively. Net charge-offs as a percentage of provision for loan and lease losses was 56.30% and 78.66% for the quarter and nine months ended September 30, 2008, respectively, compared to 70.83% and 63.71% for the quarter and year ended December 31, 2007, respectively. The change in these ratios was impacted by the $9.8 million net charge-off to commercial business relationships for which $6.3 million in specific allowances had been previously established, the overall condition of the economy, increased nonperforming loans, delinquencies, and adverse classifications in our commercial and construction loans portfolios, as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $34.0 million as of September 30, 2008 and $33.1 million as of December 31, 2007. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds. Average deposits amounted to $2.028 billion and $2.018 billion for the quarter and nine-month period ended September 30, 2008, compared to $1.893 billion for the year 2007. This increase in average deposits during the nine-month period ended September 30, 2008 was mainly concentrated in brokered deposits.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended September 30,			Year Ended December 31,
	2008			2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$114,667	5.68%	—%	$119,004	6.29%	—%
Money market deposits	19,178	0.95	3.17	18,361	0.97	2.90
NOW deposits	46,200	2.29	2.55	47,068	2.49	2.48
Savings deposits	121,648	6.03	2.26	141,120	7.45	2.48
Brokered certificates of deposits in denominations of less than $100,000	1,355,929	67.20	4.62	1,210,331	64.93	5.14
Brokered certificates of deposits in denominations of $100,000 or more(1)	511	0.03	6.26	500	0.03	6.40
Time certificates of deposit in denominations of $100,000 or more	262,566	13.01	4.19	236,057	12.47	5.01
Other time deposits	97,106	4.81	4.15	91,797	4.92	3.63
Total deposits	$2,017,805	100.00%		$1,893,382	100.00%

(1)
Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “brokered certificates of deposits in denominations of less than $100,000.”

Total deposits at September 30, 2008 and December 31, 2007 were $2.026 billion and $1.993 billion, respectively, representing an increase of $32.5 million, or 2.17% on an annualized basis, during the nine-month period ended September 30, 2008. The following table presents the composition of our deposits by category as of the dates indicated:

	As of September 30,	As of December 31,
	2008	2007
	(In thousands)
Interest bearing deposits:
Now and money market	$61,318	$60,893
Savings	110,843	131,604
Brokered certificates of deposits in denominations of less than $100,000	1,385,215	1,336,060
Brokered certificates of deposits in denominations of $100,000 or more(1)	601	500
Time certificates of deposits in denominations of $100,000 or more	253,520	251,361
Other time deposits	102,393	92,545
Total interest bearing deposits	$1,913,890	$1,872,963
Plus: non interest bearing deposits	111,654	120,083
Total deposits	$2,025,544	$1,993,046

(1)
Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “broker certificate of deposits in denominations of less than $100,000.”

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth. The fierce competition for core deposits on the Island continued during the third quarter of 2008. Because of this fierce competition for local deposits, replacing called-back broker deposits resulted in an attractive funding alternative, lowering funding costs when compared to the unusually higher rates offered locally for time deposits. We decided to continue replacing called-back broker deposits in an attempt to control increases in our funding cost. During the nine months ended September 30, 2008, we called back $272.2 million in broker deposits in an effort to improve our net interest margin. In July 2008, $45.7 million in broker deposits with an average rate of 5.43% were called-back, for which we wrote off $85,000 in related unamortized costs. As of November 10, 2008, there were $14.9 million in callable broker deposits that could be called-back in January 2009. Assuming that callable broker deposits are called-back at the projected callable dates, a total of approximately $22,000 in unamortized commissions would be written-off. Average interest rate paid on these callable broker deposits is 5.10%.

The following table sets forth the amount and maturities of the time deposits in denominations of $100,000 or more and broker deposits, regardless the denomination, as of the dates indicated, excluding individual retirement accounts:

	September 30, 2008	December 31, 2007
	(In thousands)
Three months or less	$477,714	$360,168
Over three months through six months	350,071	318,440
Over six months through 12 months	242,504	195,976
Over 12 months(1)	569,047	713,337
Total	$1,639,336	$1,587,921

(1)	Includes $14.9 million in callable broker deposits.

Other Sources of Funds

The strong competition for core deposits on the Island made other short-term borrowings an attractive funding alternative. During the nine months ended September 30, 2008, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 5.01%, from 6.95% and 7.10% for the fiscal year 2007 and the nine-month period ended September 30, 2007, respectively. Average other borrowings increased to $569.5 million for the nine months ended September 30, 2008, compared to $397.5 million and $383.7 million for the fiscal year 2007 and the nine-month period ended September 30, 2007, respectively.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB. These repurchase transactions generally have maturities of one month to less than five years. The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended September 30, 2008 and the year ended December 31, 2007:

	Three Months Ended September 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$527,715	$496,419
Average monthly balance outstanding during the period	532,795	372,935
Maximum aggregate balance outstanding at any month-end	537,252	496,419
Weighted average interest rate for the quarter	3.54%	5.04%
Weighted average interest rate for the last month	3.48%	4.60%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity. The following table provides a summary of FHLB advances for the three months ended September 30, 2008 and the year ended December 31, 2007:

	Three Months Ended September 30,	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at period-end	$25,412	$30,454
Average monthly balance outstanding during the period	25,417	3,668
Maximum aggregate balance outstanding at any month-end	25,422	30,454
Weighted average interest rate for the quarter	2.80%	5.26%
Weighted average interest rate for the last month	2.66%	4.64%

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

As of September 30, 2008, we had $769.4 million and $1.1 million in assets and liabilities measured on a recurring basis, respectively, of which $535.5 million in assets and all liabilities were classified within Level 2 of the hierarchy. Remaining assets measured on a recurring basis were classified within Level 3 of the hierarchy. As of the same date, we had $60.5 million in assets measured on a non-recurring basis, of which $46.8 million and $13.6 million were Level 2 and Level 3 assets, respectively. The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of September 30, 2008 included $768.6 million in securities available for sale. On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale. Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%. For mortgage-backed securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs). As of September 30, 2008, we owned a preferred security that was issued under the rule 144 A under the Securities Act of 1993. The quarterly dividends of this security are current but the security does not have an active secondary market. On a quarterly basis, we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity (Level 3 inputs).

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

In the past three years, our primary sources of capital have been internally generated operating income through retained earnings. As of September 30, 2008 and December 31, 2007, total stockholders’ equity was $156.1 million and $179.9 million, respectively. Besides losses and earnings from operations, which amounted to a $3.6 million net loss and a $2.7 million net income for the nine-month periods ended September 30, 2008 and 2007, respectively, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $20.7 million as of September 30, 2008, compared to an accumulated other comprehensive income of $1.1 million as of December 31, 2007. In addition, the following items also impacted the Company’s stockholders’ equity:

•	the exercise of 250,862, 4,000, 50,000 and 357,000 stock options in February 2007, July 2007, January 2008 and March 2008, respectively, for a total of $3.2 million;

•	the repurchase of 285,368 shares for $2.5 million during the second and third quarters of 2007 in connection with a stock repurchase program approved by the Board of Directors on May 31, 2007; and

•	the repurchase of 800 unvested restricted shares from former employees during the third quarter of 2008, for a total of $6,504. These restricted shares were originally granted in April 2004.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

As of September 30, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$219,170	10.78%	≥$ 162,710	≥ 8.00%	N/A
Eurobank	216,861	10.66	≥ 162,688	≥ 8.00	≥ 203,360	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	193,641	9.52	≥ 81,355	≥ 4.00	N/A
Eurobank	191,336	9.41	≥ 81,344	≥ 4.00	≥ 122,016	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	193,641	6.89	≥ 112,401	≥ 4.00	N/A
Eurobank	191,336	6.81	≥ 112,362	≥ 4.00	≥ 140,453	≥ 5.00
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$224,873	10.79%	≥ $166,720	≥ 8.00%	N/A
Eurobank	224,137	10.76	≥ 166,719	≥ 8.00	≥ 208,399	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,793	9.54	≥ 83,360	≥ 4.00	N/A
Eurobank	198,057	9.50	≥ 83,360	≥ 4.00	≥ 125,039	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,793	7.55	≥ 105,308	≥ 4.00	N/A
Eurobank	198,057	7.52	≥ 105,282	≥ 4.00	≥ 131,603	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities’ portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and broker time deposits availability are part of the bank's liquidity presentation. Our liquid assets as of September 30, 2008 and December 31, 2007 totaled approximately $287.6 million and $239.8 million, respectively. Our Core Basis Surplus liquidity level was 6.3% and 5.7% as of the same periods, respectively. The increase in our Core Basic Surplus liquidity level indicated above was mainly attributable to the net growth of $86.9 million in our investment portfolio by using portfolio repayments in addition to funding with broker deposits and securities sold under agreements to repurchase.

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

In October 2008, the FDIC implemented its new Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the current interim rules, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to June 30, 2012, even if the maturity exceeds that date. Participants will have the option to issue non-guaranteed senior unsecured debt for a non-refundable fee of 37.5 basis points, provided that the debt has a term greater than three years. Participants will be charged a 75-basis point fee to protect their new debt issues (amounts paid as a non-refundable fee will be applied to offset this 75-basis point fee until the non-refundable fee is exhausted). Institutions are automatically enrolled in this program unless they choose to opt-out.  Although the Company did not have any senior unsecured borrowings outstanding as of September 30, 2008, the Company does not intend to opt-out of this program, which could provide coverage for future senior unsecured debt.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the FHLB’s assessment of the institution’s creditworthiness and the collateral available. As of September 30, 2008, we had FHLB borrowing capacity of $51.0 million, including FHLB advances and securities sold under agreements to repurchase. Also, as of the same date, we had $270.0 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities available for sale. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledged as collateral. Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million as of September 30, 2008.

In order to participate in the broker deposits market, we must be categorized as “well-capitalized” under the regulatory framework for prompt corrective action unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures. As of September 30, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

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

Our net cash inflows from operating activities for the nine months ended September 30, 2008 was $30.1 million, compared to $34.0 million from operating activities in 2007. The net operating cash inflows during the nine months ended September 30, 2008 resulted primarily from the combined effect of: (i) proceeds from sale of loans held for sale; and (ii) a net decrease in other assets. The net operating cash inflows during fiscal 2007 resulted primarily from the net effect of: (i) proceeds from sale of loans held for sale; (ii) an increase in accrued interest receivable; (iii) an increase in accrued interest payable, accrued expenses and other liabilities; and (iv) a net increase in other assets.

Our net cash outflows from investing activities for the nine months ended September 30, 2008 was $90.9 million, compared to $281.7 million from investing activities in 2007. The net investing cash outflows experienced during the nine months ended September 30, 2008 and the year 2007 were primarily used for the growth in our investment and loan portfolios.

Our net cash inflows from financing activities for the nine months ended September 30, 2008 was $60.2 million, compared to $238.1 million from financing activities in 2007. The net financing cash inflows experienced during the nine months ended September 30, 2008 and the year 2007 were primarily provided by an increase in securities sold under agreement to repurchase and other borrowings, and a net increase in deposits.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments. Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied. As of September 30, 2008, the Bank had interest rate swap agreements which converted $18.3 million of fixed rate time deposits to variable rate time deposits of which $6.0 million will mature in 2013 and $12.2 million will mature in 2018, but with semi-annual call options which match call options on the swaps. In addition, as of September 30, 2008, Eurobank had $740,000 related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit. For more detail on derivative financial instruments please refer to “Note 11 - Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years. The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios. In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon. Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the September 30, 2008 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period. This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years. The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years. The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills. At September 30, 2008, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $3.0 million, or 5.18% lesser than the net interest income in the rates unchanged scenario. The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $6.0 million, or 10.47% lesser than the net interest income in the rates unchanged scenario. At September 30, 2008, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $2.4 million, or 4.18% higher than the net interest income in the rates unchanged scenario, and $4.5 million, or 7.85% higher than the net interest income in the rate unchanged scenario at the September 30, 2008 simulation with a 200 basis point increase. The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $672,000, or 1.17% higher than the net interest income in the rates unchanged scenario, and $486,000, or 0.84% higher than the net interest income in the rates unchanged scenario at the September 30, 2008 simulation with a 200 basis point increase. These exposures are well within our policy guidelines of 10.0% for 100 and 200 basis points changes in rate scenarios, respectively. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2008:

	Change in Future Net Interest Income Gradual Raising Rate Scenario - Year 1
	At September 30, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$4,522	7.85%
+100 basis points over year 1	2,408	4.18
- 100 basis points over year 1	(2,982)	(5.18)

	Change in Future Net Interest Income Rate Shock Scenario - Year 2
	At September 30, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$486.84%
+100 basis points over year 2	672	1.17
- 100 basis points over year 2	(6,031)	(10.47)

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2008
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$25,000	$—	$—	$412
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,651	3,099	2,709	15,248
Total	$26,651	$3,099	$2,709	$36,279

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of September 30, 2008 and December 31, 2007, we had commitments to extend credit of $194.8 million and $265.3 million, respectively. These commitments included standby letters of credit of $15.8 million and $13.6 million, for September 30, 2008 and December 31, 2007, respectively, and commercial letters of credit of $911,000 and $1.5 million for the same periods.

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

Recent Developments

On October 3, 2008, the United States Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (the “CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The CPP is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the less of 3 percent of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. We are evaluating opportunities to increase our capital position, including the possible participation in the CPP.

In addition, the EESA temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009.

On October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the Temporary Liquidity Guarantee Program (“TLGP”), which will guarantee certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009. Also, the FDIC will provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions. This provision expires December 31, 2009.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended September, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A. Risk Factors

The risk factors discussed below and the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008, as supplemented and updated in the discussion below, could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The unprecedented levels of market volatility may adversely impact our ability to access capital or our business, financial condition and results of operations.

The volatility and disruption of the capital and credit markets have reached unprecedented levels, adversely impacting the stock prices and credit availability for certain issuers, often without regard to their financial capabilities. If the current levels of market disruption and volatility continue or further deteriorate, our ability to access capital or our business, financial condition and results of operations could be adversely impacted.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 will restore stability and liquidity to U.S markets.

On October 3, 2008, the United States Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Under this legislation, the U.S. Treasury and banking regulators are executing various programs to address capital and liquidity needs in the banking system. However, there can be no assurance as to the actual impact that EESA, or other actions, will have on the financial markets. An ineffectiveness of the EESA, or other actions, could materially and adversely affect our business, financial condition, results of operations, liquidity or the market price of our common stock.

The prolonged economic crisis in Puerto Rico could adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

The prolonged period of reduced economic growth or recession has had an adverse effect on delinquencies, the quality of our loan and corporate bond portfolios. During a prolonged economic downturn, affected borrowers may, among other things, be less likely to repay interest and principal on their loans or bonds as scheduled. Moreover, the value of real estate or other collateral that secures the loans and bonds could continue to be adversely affected by the prolonged economic downturn. If this prolonged economic slowdown persists, aforementioned adverse effects may continue and would likely result in, among other things, a reduction in loan originations, increased delinquency rates, increased non-performing assets, foreclosures and loan loss provisions, adversely impacting our profitability.

Our financial results are constantly exposed to the market risk.

As a traditional commercial bank, Eurobank, our wholly-owned banking subsidiary, earns interest on loans, leases and investment securities that are funded by customer deposits, borrowings, retained earnings and equity. The difference between the interest received and the interest paid has historically comprised the majority of our earnings. Depending on the maturity and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease our net interest income.

During the last fourteen months, changes in the interbank borrowing rates by the Board of Governors of the Federal Reserve have resulted in a 400 basis points reduction of the Prime Rate. As of September 30, 2008, approximately 73.6% of our non-consumer loan portfolio was comprised of floating rate loans, most of them tied to the Prime Rate. Decreases in interest rates may result in a reduced interest income in the short-term, while depositors will likely continue to expect a reasonable rate on their deposit accounts, probably resulting in a further margin compression. The future outlook on interest rates and their impact on our interest income, interest expense and net interest income is uncertain.

The price of our common stock may fluctuate significantly.

The market price of our common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. The equity markets, in general, have experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and have been unrelated to the operating performance of those companies. These fluctuations may adversely affect the prevailing market price of the common stock.

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

EUROBANCSHARES, INC.

Date: November 14, 2008	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr. Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Yadira R. Mercado
Yadira R. Mercado Chief Financial Officer