Form 10-K
period 2008-12-31
EUROBANCSHARES INC
filed 2009-03-26
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the NASDAQ Global Select Market on such date, was approximately $27.9 million.

The number of shares outstanding of the issuer’s Common Stock as of March 24, 2009 was 19,499,515 shares.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2008, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

Our business operations, financial condition and results of operations are subject to certain risks. For further information on these risks, see Item 1A – Risk Factors of this Annual Report on Form 10-K.

ITEM 1. Business.

Overview

EuroBancshares, Inc. (the “Company,” “we,” “us,” “our,” or “ EuroBancshares” hereafter) is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros. As of December 31, 2008, we had, on a consolidated basis, total assets of $2.860 billion, net loans and leases of $1.742 billion, investment securities of $898.7 million, total deposits of $2.084 billion, and stockholders’ equity of $156.6 million.

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

We are a relationship-driven financial services company focused on providing personalized banking services. We established our position in the small and middle market business community as a secondary alternative to our larger competitors, who we believed were under-serving the market. Today, we compete head to head with all Puerto Rico commercial banks for the primary banking relationships of these customers. Our personalized customer service and experienced and focused management team are at the core of our strategy. While we have grown in size, we remain focused on providing services with a personal touch. Additionally, we have sought to further develop our footprint throughout the entire island by opening branches along the main vehicular arteries that circle Puerto Rico.

Our niche is to provide one-on-one services to small and mid-sized commercial businesses in Puerto Rico. Most of these businesses are involved in service industries, wholesale and retail distribution, dairy farming, construction, manufacturing, transportation and professional services and have annual sales between $2.0 and $40.0 million. However, we also provide responsive customer service and convenient banking products to smaller companies with annual sales ranging from $500,000 to $2.0 million, consisting primarily of lawyers, healthcare providers, CPAs, engineers, small contractors and other professionals. While we do not mass market to the retail segment, we provide retail banking services to the owners and families of our targeted commercial and small business customers, their employees and individuals who reside or work near our branch offices. These customers are usually also depositors of Eurobank. We seek to provide all of our customers with quick, responsive service and foster a culture in which customers are valued and respected.

We target experienced real estate developers and provide them with acquisition, development, and construction loans. We place particular emphasis on single-family homes, townhouses, and walk-up developments throughout the Island. We also finance commercial real estate development and construction projects, particularly if they are owner-occupied, ideally limiting our maximum credit exposure between $7.5 million and $10.0 million for these types of credits. Under the tradename “EuroMortgage,” we support these activities by providing financing to the purchasers of these real estate units. In addition, through a staff of salespeople, today we also provide mortgages to our branch customers and the general public. On a selective basis, we provide financing to owner-occupied properties and, to a lesser extent, to income producing properties.

Under the tradename “EuroLease,” we provide open-end lease financing to which the lessee is responsible for the residual value, if any, of the leased asset. This short- to medium-term fixed rate financing blends well with our primarily floating rate commercial loan portfolio.

It is our objective to leverage our relationships with our primary customers by cross-selling a complete array of banking products and services directly or through third-party providers. Through our trust and wealth management department and EuroSeguros, we seek to assist our customers with a full array of wealth management products and services.

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

•
Use the Lease Financing Business to Mitigate Interest Rate Risk. We use our lease financing business to mitigate our interest rate risk by offsetting the variable rate nature of our commercial loan portfolio with a short- to medium-term fixed rate product.

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

De Novo Branches

Between 2006 and 2008, we opened four new banking offices in Fajardo, Cayey, Cabo Rojo and Eurobank Plaza, located at our new headquarters. In July 2007, we closed the branch located at Luquillo, Puerto Rico. Our branches are located along the major vehicular arteries that encircle the Island, within a convenient drive of approximately 80% of the population of Puerto Rico.

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

While we market a wide range of commercial banking products and services, emphasis is placed on our loan products. Each commercial lending branch has senior management, who exercise substantial authority over credit presentation and pricing initiatives, subject to centralized loan approvals for all credits. This centralized approval process provides credit control, while the continuity of service by the same staff members enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

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

Commercial and Construction Loans

In the commercial banking area, Eurobank focuses on providing commercial and construction loans to local businesses. These businesses generally have annual sales ranging from $2.0 million to $40.0 million and financing requirements between $1.0 million and $10.0 million.

At December 31, 2008, commercial loans totaled $1.115 billion, or 62.55% of our gross loan and lease portfolio, which included $851.5 million in commercial loans secured by real estate, some or which were granted with loan-to-values exceeding 100% and additional forms of collateral or guaranties were obtained. Commercial loans include lines of credit and commercial term loans to finance operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

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

At December 31, 2008, construction loans totaled $220.6 million, or 12.38% of our gross loan and lease portfolio. We did not make any new construction loans during year 2008. We have sought to market our construction loans to experienced developers who develop residential units throughout the island and whose peak maximum credit needs for a particular project generally are between $7.5 million and $10.0 million. Construction loans granted generally have terms of 18 months, with options to extend for additional periods to complete construction and sale of the units. We have usually require a 20.0% equity capital investment by the developer and loan-to-value ratios of not more than 80.0% of anticipated completion value.

Over the last four years, our commercial and construction loans have grown 14.15% on a compounded basis. The following table shows end of period balances of commercial and construction loans for the periods indicated below:

As of December 31,
2008	2007	2006	2005	2004
(In thousands)
$1,335,404	$1,298,183	$1,160,308	$967,049	$786,438

Our portfolio of commercial and construction loans is subject to certain risks, including: (1) further downturn in the Puerto Rico economy; (2) interest rate fluctuations; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured and secured loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Consumer Loans

Although Eurobank focuses on marketing commercial loans to local businesses, it also provides consumer credit and personal secured loans to the owners and employees of these businesses. At December 31, 2008, consumer loans totaled $51.9 million, or 2.91% of our gross loan and lease portfolio, which included a boat financing portfolio of $30.3 million and $2.4 million in consumer loans secured by real estate. Our consumer loan portfolio is subject to certain risks, including: (1) further downturn in the Puerto Rico economy; (2) amount of credit offered to consumers in the market; (3) interest rate fluctuations; and (3) consumer bankruptcy laws which allow consumers to discharge certain debts. We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all loans; (3) strictly adhering to written credit policies; and (4) conducting an independent credit review.

Leasing Activities

We entered the leasing business in order to assist us in managing our interest rate risk. We determined that a short- to medium-term fixed rate product, such as lease financings, was needed to mitigate our interest rate risk resulting from our high volume of variable rate commercial loans.

Under the tradename “EuroLease,” Eurobank offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2008, we held $267.3 million in leases, representing 15.00% of our gross loan and lease portfolio. During 2008, approximately 98.12% of all originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of our general credit policies and procedures, due to the nature of the exposure, additional specific parameters are applied to leases. Our automobile leasing is done by way of finance leases, where the lessee is responsible for any residual at the end of the lease term. Practically all automobile leasing in Puerto Rico is done in this manner and the large majority of banks compete in this market. Although we believe that the risk in this product is generally higher than commercial lending, we believe the higher risks are acceptable due to the obligation of the lessee for the residual value and the numerous risk mitigation parameters that we utilize in the credit underwriting process. All lease requests are reviewed by our credit department and are subjected to numerous credit tests. There are varying levels of credit approval authority within the department, although none is as high as the approval authority of the top credit leasing officer, who has the authority to approve aggregate credit extensions of up to $125,000 to any one borrower. We apply the same “total to one borrower” concept in the commercial lending area as well. Additional risk mitigation is practiced through a series of parameters and controls, which include but are not limited to, minimum down payments on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters, certain credit history parameters and employment history parameters.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying subprime lending characteristics. This analysis contemplates the segregation of the lease portfolio in two different categories, subprime and prime, based on the characteristics of each borrower. The review includes the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas. For 2008, the analysis revealed there was a similar repayment performance for both categories. This review enables us to have a better monitoring system and control subprime borrowers in an attempt to reduce risk of repossessions and future losses.

During 2008, approximately 64.65% of our new automobile leases were financed on a no residual value basis because the automobiles would be transferred to the lessee at the end of the lease term. For those that do have a residual value, the lessee is contractually responsible for the full residual amount at the end of the lease term. We do not have the risk of fluctuations in automobile values relative to residual value. Instead, our risk is a credit risk regarding whether the lessee will perform on its obligation to purchase the automobile at the end of the contract at residual value. In addition, in some instances EuroLease will refinance the automobile purchased at the residual value.

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

We believe the collection process is an integral component to a successful leasing business. Our collection efforts with respect to leases start 10 days after the due date of each lease payment. A collections staff of ten internal collectors and ten outside collectors is managed by a Collections Department Head, one Collections Manager and two supervisors. To reinforce outside collectors, additional resources are obtained by hiring external collection agencies that provide support on certain accounts. Our internal collectors are responsible for all efforts to collect on leases under 30 days past due. If a customer cannot be reached by phone, the account is then assigned to the outside collector’s staff. When the account reaches 60 days past due, repossession efforts are started. If a customer does not deliver the automobile voluntarily, the case is referred to our outside collections lawyers. Most of our repossessions are voluntary. Court proceedings for repossession take approximately 60 days. Once repossessed, vehicles and equipment are initially recorded at the lower of net realizable value or book value at the date of repossession, establishing a new cost basis. Any resulting loss is charged to the allowance for loan and lease losses. A valuation of repossessed assets is made quarterly after its repossession. Additional declines in value after repossession, if any, are charged to current operations. Gains or losses on disposition of repossessed assets and related maintenance expenses are included in current operations.

The following table sets forth the dollar volume of leases originated by Eurobank and the end of period balances of leases for the periods indicated below:

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Originations	$70,689	$122,909	$147,352	$230,985	$257,808
End of period balance	$267,325	$385,390	$443,311	$487,863	$459,251

We seek to avoid an excess concentration of leases as a percentage of interest-earning assets. From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases we sell. During 2008, we sold approximately $37.7 million in leases. There was no sale of lease financing contracts during 2007 and 2006.

Mortgage Banking

Under the tradename “EuroMortgage,” Eurobank offers Federal National Mortgage Association, or FNMA, Veterans Affairs, or VA, and Federal Housing Administration, or FHA, and Freddie Mac loans, as well as conforming and non-conforming mortgage loans. We are an approved seller/servicer for Freddie Mac. Eurobank has continued to make inroads in the market by providing for the efficient and expeditious turnaround of new loan applications and by establishing certain strategic relationships that allow access to secondary mortgage markets on a best price basis. At December 31, 2008, residential mortgage loans, excluding loans held for sale, totaled $125.6 million, representing 7.04% of our gross loan and lease portfolio.

Our targeted market for mortgage banking is the financing of primary residential properties on the Island. We also provide mortgage banking services to our retail customers and to the owners, executives and employees of our targeted commercial customers. In addition, our salespeople engage in marketing and direct selling efforts to the general community and the units financed by our construction lending department. Almost all mortgages originated by Eurobank are fixed-rate mortgages with a maximum term of 30 years. Part of the mortgage loans we originate are sold to other financial institutions with servicing released. We have been authorized by Freddie Mac to create mortgage loan pools to be sold in the secondary market. However, as of December 31, 2008, we had not created any such pool. It is our intention to create such pools in the future.

The following table sets forth the dollar volume of residential mortgage originations by Eurobank and the end of period balances of residential mortgages for the periods indicated below:

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Originations	$49,682	$56,975	$55,097	$21,112	$28,028
End of period balance	$125,557	$106,947	$76,277	$44,841	$51,730

Our portfolio of mortgage loans is subject to certain risks, including: (1) further downturn in the Puerto Rico economy, which could further affect real estate values; (2) interest rate increase; (3) the deterioration of a borrower’s or guarantor’s financial capabilities; and (4) environmental risks, including natural disasters. We attempt to reduce the exposure to such risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review.

The Company is in process of establishing a Loss Mitigation Program designed to address mortgage borrowers with 90 days or more past due. Policies and procedures have been included in the program to help borrowers in default to retain home ownership, reduce foreclosure referrals and minimize the real estate owned portfolio. The program is offered to borrowers who have stabilized, surplus income which, while not sufficient to sustain the original loan and repay arrearage, is sufficient to support the monthly payment under the modified rate and/or term. A similar program is in process of development and implementation for the lease portfolio.

Trust and Wealth Management

Our Trust and Wealth Management Group, a division of Eurobank, was established to develop and cross-sell services related to the administration of retirement benefits plans, personal and corporate trust and wealth management services to the owners, executives and employees of our customer base. As of December 31, 2008, Eurobank had approximately $206.1 million in trust assets under management.

We offer a full array of investment products and services guided by an experienced and specialized team focused on serving our customers’ financial needs. This service is part of our strategy of creating financial centers in which each customer may access a variety of integrated financial products and services. Investment products are offered through an association with National Financial Services, LLC, a registered broker-dealer. Our services include financial planning, estate planning, settlement, and investment management services to individuals and corporate customers. During 2008, 2007 and 2006, we traded approximately $45.2 million, $37.3 million and $17.4 million, respectively, in investment securities for our customers.

Insurance

EuroSeguros primarily offers automobile, title, life, property and casualty, and guaranteed auto protection insurance to customers in our market area. Also, it offers credit life insurance for credit cards, residential mortgage and personal loans. EuroSeguros represents several insurance companies in Puerto Rico and is licensed and regulated by the Office of the Commissioner of Insurance of Puerto Rico.

EuroSeguros’ goal for the year 2009 is to continue working closely with Eurobank’s mortgage customers, leasing customers and branch professionals, while continuing to enhance personalized service to all of these customers.

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

EBS Overseas, Inc. is authorized to invest in notes and bonds issued by the U.S. government, the Commonwealth of Puerto Rico, other foreign governments and their agencies, and U.S. and foreign corporations. As of December 31, 2008, EBS Overseas’ investment portfolio consisted of the following: $560.0 million, or 67.71%, in mortgage-backed securities issued or guaranteed by government or government sponsored agencies, $23.7 million, or 2.86%, in U.S. government agency obligations, $235.5 million, or 28.48%, in mortgage-backed securities issued by U.S. corporations, $1.9 million, or 0.23%, in Puerto Rico Public Authorities, and $5.9 million, or 0.72%, in other debt securities.

We have structured EBS Overseas’ investment portfolio in an effort to improve our net interest margin in the future. The maturities on debt obligations in EBS Overseas’ investment portfolio range from 5 to 7 years with an estimated average maturity as of December 31, 2008 of 4.7 years. Except for approximately $4.5 million in a hybrid annual, one year LIBOR adjustable rate, mortgage-backed security with an original estimated average maturity of 11.0 years, the original estimated average maturities of mortgage-backed securities in the portfolio range from 2.3 to 7.4 years, with an average maturity as of December 31, 2008 of approximately 6.2 years.

As of December 31, 2008, EBS Overseas had total assets of approximately $855.3 million, repurchase obligations of approximately $316.3 million, borrowings from EBS International Bank of approximately $479.8 million and stockholders’ equity of approximately $57.5 million. Further, as of December 31, 2008, EBS International Bank had total assets of approximately $556.9 million, deposits of approximately $309.5 million, and repurchase agreements of approximately $240.2 million.

Eurobank Statutory Trust I and II

On November 11, 2001, Eurobank Statutory Trust I, a special purpose statutory trust subsidiary of EuroBancshares, was formed for the purpose of issuing $25.0 million in trust preferred securities, which were issued on December 18, 2001 with a liquidation amount of $1,000 per security, with option to redeem beginning in five years from the date of issuance. In an effort to improve our net interest margin, on December 18, 2006, these trust preferred securities were redeemed, resulting in the write-off of approximately $626,000 in unamortized placement costs.

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

For more detail on notes payable to statutory trusts please refer to “Note 16 – Note Payable to Statutory Trust” to our consolidated financial statements.

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

Puerto Rico came under United States sovereignty in 1898 and obtained commonwealth status in 1952. Puerto Ricans have been citizens of the United States since 1917. The United States and Puerto Rico share a common defense, market and currency. The Commonwealth of Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. Most federal taxes, except those such as Social Security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on income earned in Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000, compared to 3.5 million in 1990. As of July 2008, the population of Puerto Rico was estimated at 4.0 million, of which approximately one third lives within the San Juan metropolitan area.

The economy of Puerto Rico is closely linked to that of the United States. As such, factors affecting the United States economy usually have a significant impact on the performance of the Puerto Rico economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, and the rate of inflation and tourist expenditures. For more information relating to the risks surrounding our economic environment see the section captioned “Risks Relating to the Economic Environment” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

As of December 31, 2008, there were 13 FDIC-insured commercial bank and trust companies operating in Puerto Rico. Total assets of these institutions as of December 31, 2008 were $96.1 billion. As of December 31, 2008, there were 34 International Banking Entities operating in Puerto Rico licensed to conduct offshore banking transactions, with total assets of $63.8 billion. As of December 31, 2008, Eurobank held 3.22% of the deposits held by FDIC insured financial institutions in Puerto Rico.

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

Employees

We had approximately 477 full-time equivalent employees as of December 31, 2008. Our future success will depend in part on our ability to attract, retain and motivate highly qualified management and other personnel. We provide health, life and disability coverage for our employees and make contributions on behalf of eligible employees under a plan intended to qualify as a simplified employee pension plan under the Puerto Rico Internal Revenue Code. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relationship with our employees to be good.

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

On March 13, 2007, EuroBancshares’ subsidiary bank, Eurobank, entered into a Stipulation and Consent Order with the FDIC agreeing to the issuance of a Cease and Desist Order. The order was based upon examination results which indicated that the Bank’s Bank Secrecy Act/Anti-Money Laundering Program was not fully in compliance with the requirements of the BSA laws, regulations, and guidance. For additional information, see the section of this report captioned “Anti-Terrorism Legislation” on page 14.

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

Gramm-Leach Bliley Act; Financial Holding Companies

EuroBancshares is a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999.

Under the Gramm-Leach-Bliley Act, in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature:” lending, trust and other banking activities; insurance activities; financial or economic advisory services; securitization of assets; securities underwriting and dealing; existing bank holding company domestic activities; existing bank holding company foreign activities and merchant banking activities. In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the United States Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2008, our Tier 1 risk-based capital ratio was 8.99% and its total risk-based capital ratio was 10.25%. Thus, EuroBancshares is considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered “well-capitalized,” a bank holding company must maintain a leverage ratio of at least 5.0%. As of December 31, 2008, our leverage ratio was 6.55%.

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

In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions this decade has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

As previously mentioned, on March 13, 2007, Eurobank, the wholly-owned banking subsidiary of EuroBancshares, Inc., and the Board of Directors of Eurobank executed and entered into, without admitting or denying the allegations, a Stipulation and Consent Order (the “Stipulation”) with the FDIC agreeing to the issuance of a Cease and Desist Order (the “Order”). The order, which was issued by the FDIC on March 15, 2007, was based upon the findings of a joint examination of the Bank by the FDIC and the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions. There were no fines or civil money penalties imposed on the Bank in connection with the examination findings. The joint examination was concluded in October 2006, and the Bank signed the Stipulation on March 13, 2007.

The findings set out in the joint Report of Examination concluded that the Bank Secrecy Act/Anti-Money Laundering Program (“BSA Program”) at the Bank was deficient based upon allegations of inadequate training for bank personnel, an inadequate system of independent testing for Bank Secrecy Act compliance, failure to comply with certain recordkeeping requirements, and failure to comply completely with the rules of the Office of Foreign Assets Control. The Order contains several Articles, each addressing a separate issue concerning the BSA Program and its operation. The Order lays out the specific steps the Bank needs to take in order to bring the BSA Program back into compliance with the laws and regulations, including, among others, requirements that the Bank: (i) perform a new risk assessment of the Bank’s operations; (ii) adopt and implement new procedures for customer due diligence; (iii) amend its policies and procedures for identifying and monitoring high-risk accounts; (iv) amend its procedures for monitoring currency transactions and wire transfers; (v) amend its policies and procedures for detecting and reporting suspicious activity; (vi) strengthen its Customer Identification Program procedures; and (vii) ensure that it has the necessary staffing, properly trained, to manage the BSA program. Each of these requirements and the various deadlines for remediation are described in more detail in the Order.

In response to the requirements of the Order, management and the Board of Directors of the Bank continue to proactively enhance its related policies and procedures designed to remediate the remaining deficiencies alleged in the Order and continue to need correction or enhancements. As part of this process, the Bank has engaged a subject matter expert consultant to assist with the development and implementation of its corrective action plan. Furthermore, the Bank has engaged the services of Crowe Horwath as a third party independent BSA auditor.

Sarbanes-Oxley Act of 2002

As a publicly traded company, we are subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The principal provisions of the Sarbanes-Oxley Act, many of which have been implemented or interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

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

The payment of dividends by Eurobank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDIA.

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

Under the risk-based capital guidelines, a risk weight factor of 0% to 200% is assigned to each category of assets and off-balance sheet items based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

•
common stockholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments; less net unrealized losses on marketable equity securities);

•	certain noncumulative perpetual preferred stock and related surplus; and

•	minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill, disallowed deferred tax assets, and various intangible assets.

The remainder, supplementary (Tier 2) capital, may consist of:

•	allowance for loan and lease losses, up to a maximum of 1.25% of risk-weighted assets;

•	certain perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	perpetual debt;

•	mandatory convertible debt securities;

•	term subordinated debt;

•	intermediate-term preferred stock; and

•	certain unrealized holding gains on equity securities.

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

FDICIA requires every bank with total assets in excess of $1.0 billion to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. As of December 31, 2008, Eurobank’s total risk-based capital ratio was 10.15%, Tier 1 risk-based capital ratio was 8.89%, and its leverage ratio was 6.47%. According to these guidelines, Eurobank was classified as “well-capitalized” as of December 31, 2008.

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

Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

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

Broker Deposits

Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “broker deposits,” represented approximately 68.31% of Eurobank’s total deposits as of December 31, 2008. As previously mentioned, Eurobank is currently well-capitalized and therefore is not subject to any limitations with respect to its broker deposits.

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

FDIC Deposit Insurance Assessments

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the Federal Deposit Insurance Corporation (“FDIC”) and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating.

Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Either an increase in the Risk Category of the Eurobank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately 0.285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. Congress is currently considering a reduction in the amount of the emergency assessment to 0.10% of insured deposits as of June 30, 2009.

The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in order to fully cover all transaction accounts. Eurobank elected to participate in both parts of the TLGP, and the holding company elected to participate in the senior unsecured debt portion of the program. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As we did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008, which represented approximately $52.6 million as of that date.

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

Puerto Rico Banking Law

Section 12 of the Puerto Rico Banking Law requires the prior approval of the Commissioner of Financial Institutions of Puerto Rico with respect to a transfer of capital stock of a bank that results in a change of control of the bank.  Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5.0% of the outstanding voting capital stock of the bank.  The Commissioner of Financial Institutions of Puerto Rico has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company.  Under the Puerto Rico Banking Law, the determination of the Commissioner of Financial Institutions of Puerto Rico whether to approve a change of control filing is final and non-appealable.

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

Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make unsecured loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15.0% the sum of (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50.0% of the commercial bank’s retained earnings and (iv) any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time.  As of December 31, 2008, the legal lending limit for Eurobank under this provision was approximately $14.9 million.  If such loans are secured by collateral worth at least 25.0% more than the amount of the loan, the aggregate maximum amount may reach one-third of the sum of Eurobank’s paid-in capital, reserve fund, 50% of retained earnings and any other components that the Commissioner of Financial Institutions of Puerto Rico may determine from time to time.  As of December 31, 2008, the legal lending limit for Eurobank under this provision was approximately $33.1 million.  There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans which are fully secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Puerto Rico Banking Law also requires that at least 10.0% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100.0% of total paid-in capital (common and preferred) of the commercial bank.  As of December 31, 2008, Eurobank had $8.0 million in its reserve fund.

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

Section 14 of the Puerto Rico Banking Law authorizes Eurobank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities.  In 2004, Eurobank organized an international banking entity (“IBE”) subsidiary, EBS Overseas.

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

International Banking Center Regulatory Act

The business and operations of our international banking entities (“IBEs”) are subject to supervision and regulation by the Commissioner of Financial Institutions of Puerto Rico.  Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner of Financial Institutions of Puerto Rico, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE.  The IBE Act and the regulations issued thereunder by the Commissioner of Financial Institutions of Puerto Rico limit the business activities that may be carried out by an IBE.  Such activities are limited in part to persons and assets located outside of Puerto Rico.  The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

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

Risks Relating to the Economic Environment

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

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Negative developments in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn.  In addition, as a consequence of the recession in the United States, beginning in the latter half of 2007 business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land development loans, residential real estate loans, and commercial real estate loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected.  In addition, the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders.  The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Further downturn in our real estate markets could hurt our business.

Substantially all of our real estate loans are located in Puerto Rico.  While we do not have any subprime loans, our construction and development and residential real estate loan portfolios, along with our commercial real estate loan portfolio and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  We anticipate that further declines in the real estate markets in our primary market areas would affect our business.  If real estate values continue to decline, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to different industries and counterparties, and we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses or defaults would not materially and adversely affect our business, financial condition or results of operations.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted.  The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Troubled Assets Relief Program Capital Purchase Program, and the Capital Assistance Program.  In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program ("TLG Program"), in which we are a participant.  However, there can be no assurance that we will issue any guaranteed debt under the TLG Program, or that we will participate in any other stabilization programs in the future.

There can also be no assurance as to the actual impact that the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation.  This is particularly true given the change in administration that occurred on January 20, 2009.  There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

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

Risks Relating to Our Business

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

During the last fourteen months, changes in the interbank borrowing rates by the Board of Governors of the Federal Reserve have resulted in a 400 basis points reduction of the Prime Rate.  As of December 31, 2008, approximately 73.63% of our non-consumer loan portfolio was comprised of floating rate loans, most of them tied to the Prime Rate.  Decreases in interest rates may result in a reduced interest income in the short-term, while depositors will likely continue to expect a reasonable rate on their deposit accounts, probably resulting in a further margin compression.  The future outlook on interest rates and their impact on our interest income, interest expense and net interest income is uncertain.

Our decisions regarding credit risk could be inaccurate, and our allowance for loan and lease losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our loan and lease portfolio and investments in marketable securities subject us to credit risk.  Inherent risks in lending also include fluctuations in collateral values and economic downturns.  Making loans and leases is an essential element of our business, and there is a risk that our loans and leases will not be repaid.  As of December 31, 2008, our nonperforming assets amounted to $177.4 million, compared to $111.6 million and $63.0 million for the years ended December 31, 2007 and 2006, respectively.

We attempt to maintain an appropriate allowance for loan and lease losses to provide for losses inherent in our loan and lease portfolio.  As of December 31, 2008, our allowance for loan and lease losses totaled $41.6 million, which represents approximately 2.33% of our total loans and leases.  There is no precise method of predicting loan and lease losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan and lease losses and that we would need to make additional provisions to our allowance for loan and lease losses.

For the general portion of our allowance, we follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.  This estimated allowance is based on historical loss experiences as adjusted for changes in trends and conditions on at least an annual basis. Also, another component is used in the evaluation of the adequacy of our general allowance to measure the probable effect that current internal and external environmental factors could have on the historical loss factors currently in use.  In addition to our general portfolio allowances, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss have been incurred.  These specific allowances are determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  For impaired commercial and construction business relationships with aggregate balances exceeding $150,000, we measure the impairment following the guidance of SFAS No. 114.  While our allowance for loan and lease losses is established in different portfolio components, we maintain an allowance that we believe is sufficient to absorb all credit losses inherent in our portfolio.  Notwithstanding these procedures, our allowance may prove to be inadequate, causing us to establish additional reserves.

In addition, we follow supervisory guidance included in the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The FDIC as well as the Commissioner of Financial Institutions of Puerto Rico review our allowance for loan and lease losses and may require us to establish additional reserves.  Additions to the allowance for loan and lease losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We have a concentration of exposure to a number of individual borrowers, and a significant loss on any one of these credits could materially affect our financial condition and results of operations.

Under applicable law, there are quantitative limitations on the amount of loans we can make to one borrower or a group of related borrowers.  As of December 31, 2008, our legal lending limit was approximately $14.9 million in the unsecured category and approximately $33.1 million in the secured category.  As of December 31, 2008, we had 36 individual borrowers with a loan principal balance of more than $5.0 million and less than $10.0 million per borrower, and another 25 individual borrowers with a loan principal balance of more than $10.0 million per borrower.  Given the size of these current outstanding loans relative to our capital levels and earnings, a significant loss on any one of these credits could materially and adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles, and the loss of purchasers for our leases or a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

A significant portion of our leases are secured by automobiles. As of December 31, 2008, the total amount of automobile leases was $264.0 million or 98.74% of our total leasing portfolio.  We sometimes sell our leases to other financial institutions in order to manage our lease financing concentration.  The loss of purchasers of our leases could cause us to reduce our lease originations, reducing our net income.  Alternatively, we may increase the portion of the leases that we retain for our portfolio with the result that our exposure to automobile leases will increase.  In addition, a downturn in automobile purchases could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We rely heavily on short-term funding sources to meet our liquidity needs, such as broker deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or broker deposits.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets, which may force us to pay above-market interest rates to retain these deposits, reducing our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2008, broker deposits amounted to $1.424 billion, or approximately 68.31% of our total deposits, compared to $1.337 billion and $1.226 billion, or approximately 67.06% and 64.35% of our total deposits, as of December 31, 2007 and 2006, respectively.  As of December 31, 2008, approximately $922.0 million in broker deposits, or approximately 64.75% of our total broker deposits, mature within one year.  Our ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using broker deposits as a short-term funding source.

Section 29 of the Federal Deposit Insurance Corporation Improvement Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (“FDIC”) to place restrictions on interest rates that institutions may pay.  On February 3, 2009, the FDIC released a proposed rule to implement new interest rate restrictions on institutions that are not “well-capitalized.”  The proposed rule would limit the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Although we continue to be “well-capitalized,” these restrictions, if they become applicable, could materially impact our ability to generate sufficient deposits to maintain an adequate liquidity position.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers.  These agreements are collateralized by some of our investment securities.  As of December 31, 2008, our repurchase obligations totaled $556.5 million, of which $87.8 million, or approximately 15.78% of the total repurchase obligations, mature within one year.  If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We have experienced rapid growth in recent years, and we may be unable to successfully continue to implement our growth strategy, which may adversely affect our business, financial condition, results of operations, cash flows and/or future prospects.

Our assets have grown rapidly in recent years.  With the ultimate goal of increasing net income, we have grown our assets from $1.321 billion as of December 31, 2003 to $2.860 billion As of December 31, 2008.  The types of assets on our balance sheet that have experienced the largest categorical increases are commercial loans and investments.  We have funded this growth, in part, with broker deposits, FHLB advances, and other borrowings.  These types of funds are generally more costly and volatile than traditional retail deposits.

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

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management.  Rafael Arrillaga-Torréns, Jr., our President and Chief Executive Officer, has been instrumental in managing our business affairs.  Our other senior executive officers have had, and will continue to have, a significant role in the development and management of our business.  The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  We have not established a detailed management succession plan.  Accordingly, should we lose the services of any of our senior executive officers, our Board of Directors may have to search outside of EuroBancshares for a qualified permanent replacement.  This search may be prolonged, and we cannot assure you that we will be able to locate and hire a qualified replacement.  We do not maintain key man life insurance policies on any of our senior executive officers.  We currently do not have any employment agreements with our senior executive officers, with the exception of a Change in Control Agreement with Rafael Arrillaga-Torréns, Jr., our Chairman of the Board, President and Chief Executive Officer, Yadira R. Mercado, our Executive Vice President and Chief Financial Officer, and Luis J. Berríos López, our Executive Vice President and Chief Lending Officer.  If any of our senior executive officers leaves his or her respective position, our business, financial condition, results of operations, cash flows and/or future prospects may suffer.

The regulatory capital treatment of our junior subordinated debentures and related trust preferred securities is uncertain.

Financial holding companies with more than $1.0 billion in assets, like us, must maintain minimum consolidated capital ratios.  In particular, we must maintain, at least, a leverage ratio of Tier 1 capital to average assets of 5.0%; a Tier 1 risk-based capital ratio of 6.0% of risk-weighted assets; and a total risk-based capital ratio (Tier 1 and Tier 2 capital) of 10.0% of risk-weighted assets to be considered “well-capitalized” for regulatory purposes.  The Federal Reserve Board’s current rules regarding the capital treatment of trust preferred securities allow us to count trust preferred securities as Tier 1 capital up to 25.0% of our total Tier 1 capital for regulatory purposes.  The remaining portion counts as Tier 2 capital.

On March 1, 2005, the Federal Reserve Board adopted the final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs).  Under the final rule, trust preferred securities and other restricted core capital elements would be subject to stricter quantitative limits.  The Federal Reserve Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.  As of December 31, 2008, we had $20.0 million in trust preferred securities of which all counted as Tier 1 capital.

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

On March 13, 2007, the Board of Directors of the Bank, the wholly-owned banking subsidiary of EuroBancshares, consented to the issuance of a Cease and Desist Order by the Federal Deposit Insurance Corporation based upon the findings of the FDIC and the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions relating to deficiencies in the Bank’s Bank Secrecy Act/Anti-Money Laundering Compliance Program.  Under the terms of the FDIC order, the Bank is required to make specific improvements to its anti-money laundering and Bank Secrecy Act compliance activities.  While Eurobank believes that it will be able to implement effective compliance procedures necessary to remediate the deficiencies identified in the FDIC order, in the event that Eurobank is unable to satisfy the requirements imposed by the FDIC order, Eurobank may become subject to monetary fines and penalties as well as additional restrictions on its banking operations, which could affect its ability to execute certain aspects of its business plan.  Such measures could materially and adversely affect its business, financial condition, results of operations, cash flows and/or future prospects.

Risks Relating to an Investment in Our Common Stock

The price of our common stock has fluctuated significantly.

The market price of our common stock has been subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry.  The equity markets, in general, have experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and have been unrelated to the operating performance of those companies.  These fluctuations may adversely affect the prevailing market price of the common stock.

Nasdaq may cease to list our common stock, which may cause the value of an investment in our Company to substantially decrease.

The bid price of our common stock fell below $1.00 per share on February 18, 2009, which is the minimum bid price required to maintain compliance with the continued listing requirements of the Nasdaq Global Select Market.  In the event that the bid price of our common stock remains below $1.00 per share for a period of 30 consecutive trading days, Nasdaq will issue a letter of non-compliance that will provide us with up to 180 calendar days to regain compliance with the listing requirements.  We are susceptible to volatility of our stock and could remain out of compliance if appropriate steps are not taken to cure our non-compliance.  In the event that we receive such a notification from Nasdaq and it appears that the minimum bid price of our common stock will not exceed $1.00 per share within the applicable compliance period, we may seek to effect a reverse stock split for the purpose of regaining compliance.  Any proposal to pursue a reverse stock split would be subject to shareholder approval.  We can give no assurances that the steps we propose will be approved by our stockholders or that they will be effective in curing our non-compliance.  In addition, we may not meet other Nasdaq Global Select Market continued listing requirements, which could result in our common stock being delisted from the Nasdaq Global Select Market.  Delisting from the Nasdaq Global Select Market might adversely affect the trading price and limit the liquidity of our common stock and therefore may cause the value of an investment in our Company to decrease.

Our executive officers and directors own a significant number of shares of our common stock, allowing management to significant control over our corporate affairs.

As of December 31, 2008, our executive officers and directors beneficially own 41.26% of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to control, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future.  First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees.  As of December 31, 2008, 535,570 shares of our common stock were issuable under options granted in connection with our stock option plans.  In addition, 400,130 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan.  It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option.  If the stock options are exercised, your share ownership will be diluted.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities.  As of December 31, 2008, there were 19,499,515 shares of our common stock outstanding, which are freely tradable without restriction or further registration under the federal securities laws unless purchased or sold by our “affiliates” within the meaning of Rule 144 under the Securities Act.

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

Shares of our common stock are not insured deposits.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  An investment in our common stock is subject to investment risk, and an investor must be capable of affording the loss of his or her entire investment.

Risks Related to United States Taxation

If we or any of our subsidiaries are determined to be a passive foreign investment company, U.S. holders of our stock could be subject to adverse tax consequences.

If we or any of our subsidiaries are determined to be a passive foreign investment company, known as a “PFIC,” U.S. holders could be subject to adverse United States federal income tax consequences. Specifically, if either we or any of our subsidiaries are determined to be a PFIC for any taxable year, each U.S. holder would generally be subject to taxation under special rules, regardless of whether we or any of our subsidiaries remains a PFIC, with respect to (1) any “excess distribution” made by us to the U.S. holders during that taxable year, and (2) any gain realized on the sale, pledge or other disposition during that taxable year of our common stock or the stock of the subsidiary that was determined to be a PFIC.  These rules could, in addition to other consequences, cause certain income otherwise classified as capital gain to be taxed at ordinary income rates or the highest rate of tax for ordinary income in the year to which it is allocated regardless of the U.S. holder’s particular tax situation and cause the U.S. holder to be subject to an interest charge on the deemed deferred amount at the underpayment rate. “Excess distributions” generally are any distributions received by the U.S. holder on the common stock in a taxable year that exceed 125% of the average annual distributions received by the U.S. holder in the three preceding taxable years, or the U.S. holder’s holding period for the common stock, if shorter.  We believe that neither we nor any of our subsidiaries will be determined to be a PFIC in our current taxable year, and we expect to continue to conduct our affairs in a manner so that neither we nor any of our subsidiaries qualifies as a PFIC in the foreseeable future.  However, we have not requested or received an opinion from our United States tax counsel as to whether we will be determined to be a PFIC in our current taxable year and we can give no assurance in this regard.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

Our principal offices, including the principal offices of the Bank, are located in our main office building at State Road PR-1, Km. 24.5, Quebrada Arenas Ward, in San Juan, Puerto Rico.

Also, as of December 31, 2008, Eurobank had three land lots with an aggregate value amounting to $1.4 million.  Currently, in addition to the main office, we operate at 28 locations.  The following is a list of our operating locations as of December 31, 2008:

Location(1)	Lease Expiration Date(2)	Owned or Leased

Main Office:	N/A	Owned(3)
State Road PR-1, Km. 24.5
Quebrada Arenas Ward
San Juan, Puerto Rico 00926

Departments
Trust and Wealth Management:	N/A	Owned(4)
Mezzanine
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Branches
Aguadilla Branch	10/31/2006(7)	Leased
State Road No. PR2, Km. 129.3
Aguadilla, Puerto Rico 00603

Bayamón Branch	09/30/2017	Leased
Comerío Avenue, corner of Sierra Bayamón
Bayamón, Puerto Rico 00961

Cabo Rojo Branch	06/01/2027	Leased
State Road #100, Km. 5.5
Cabo Rojo, Puerto Rico 00623

Caguas I Branch	05/31/2027	Leased(6)
Plaza Notre Dame
Muñoz Rivera Avenue
Caguas, Puerto Rico 00725

Caguas II Branch	06/30/2010	Leased
32 Acosta Street, corner of Ruiz Belvis
Caguas, Puerto Rico 00725

Canóvanas Branch	06/30/2025	Leased
Marginal PR-3, Km. 20.3
Canóvanas, Puerto Rico 00729

Carolina Branch	01/31/2013	Leased(6)
State Road #190
Lot #1, Km. 0.7
La Cerámica Industrial Park
Carolina, Puerto Rico 00983

Cayey Branch	12/31/2008(5)	Leased
State Road #1, Km. 56.2
Montellano Ward
Cayey, Puerto Rico 00736

Cidra Branch	04/30/2006(5)	Leased
Luis Muñoz Rivera Street
corner of José de Diego
Cidra, Puerto Rico 00739

Condado Branch	06/30/2021	Leased
1408 Magdalena Avenue
Santurce, Puerto Rico 00907

Location(1)	Lease Expiration Date(2)	Owned or Leased

Eurobank Plaza	N/A	Owned(3)
State Road PR-1, Km. 24.5
Quebrada Arenas Ward
San Juan, Puerto Rico 00926

Fajardo Branch	12/31/2026	Leased
State Road #3, Km. 4.5, Ramal 195
Fajardo, Puerto Rico 00738

Hatillo Branch	11/30/2032	Leased
State Road No. PR2, Km. 87.0
Hatillo, Puerto Rico 00659

Hato Rey Branch	N/A	Owned(4)
270 Muñoz Rivera Avenue
San Juan, Puerto Rico 00918

Humacao Branch	05/31/2026	Leased
Plaza Mall Lot #3, State Road No. PR52
Corner State Road No. PR3
Humacao, Puerto Rico 00791

Manatí Branch	08/31/2011	Leased
State Road No. PR2, Km. 49.5
Manatí, Puerto Rico 00674

Ponce Salud Branch	05/01/2010(8)	Leased
Thamar Building, Salud Street #32
Ponce, Puerto Rico 00731

Ponce Hostos Branch	10/31/2008(5)	Leased
26 Hostos Avenue
Ponce, Puerto Rico 00731

Ponce Morell Campos Branch	03/30/2011	Leased
State Road #10, Km. 1.5
Ponce, Puerto Rico 00731

Ponce Marvesa Branch	12/31/2025	Leased
State Road 14 Km. 3.4
Machuelo Ward
Ponce, Puerto Rico 00731

Puerto Nuevo Branch	12/31/2011	Leased
1302 Jesús T. Piñero
Corner de Diego Avenue
San Juan, Puerto Rico 00921

San Francisco Branch	04/30/2011	Leased
Villas de San Francisco Shopping Center
85 de Diego Avenue
Río Piedras, Puerto Rico 00927

San Lorenzo Branch	08/31/2013	Leased
155 South Luis Muñoz Rivera Street
San Lorenzo, Puerto Rico 00754

San Patricio Branch	04/30/2014	Leased
San Patricio Office Center
8 Tabonuco Street
Guaynabo, Puerto Rico 00969

Location(1)	Lease Expiration Date(2)	Owned or Leased

Villa Palmera Branch	12/31/2013	Leased
Eduardo Conde Avenue
corner of Tapia Street
Santurce, Puerto Rico 00915

Mayagüez Branch	11/30/2025	Leased
State Road No. PR2, Km. 153.2
Mayagüez, Puerto Rico 00681

(1)
As of December 31, 2008, Eurobank had three real estate properties for future branch development, of which one was leased from one of our directors; and other two land lots for future expansion of our headquarters.

(2)	Most of these leases have options for extensions. In addition, several have early termination clauses.

(3)
The property owned by EuroBancshares located at State Road PR-1, Km. 24.5, in San Juan, includes a 57,187 square foot office building that consolidates our headquarters, administrative operations, and branch, and our leasing and mortgage divisions.

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

(6)	This property is leased from one of our directors.

(7)
Construction of the Aguadilla Branch was finished in February 2008.  A new lease agreement is being executed with a term of twenty years and an option to extend the contract for three additional terms of five years each.

(8)	This branch will be closed on April 9, 2009.

ITEM 3.  Legal Proceedings.

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades and is listed on the NASDAQ Global Select Market under the symbol “EUBK.”  As of February 28, 2009, there were 20,439,398 shares issued and 19,499,515 shares outstanding held by 325 stockholders of record, including all directors and officers of EuroBancshares, Inc., and excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.  The number of beneficial owners is unknown to us at this time.

The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Select Market for the last two fiscal years:

Quarter Ended	High	Low

March 31, 2007	$9.06	$8.41
June 30, 2007	9.23	8.50
September 30, 2007	9.07	7.70
December 31, 2007	8.06	3.61

March 31, 2008	7.62	4.00
June 30, 2008	6.12	3.59
September 30, 2008	4.00	1.82
December 31, 2008	2.68	1.50

As previously mentioned, the bid price of our common stock fell below $1.00 per share on February 18, 2009, which is the minimum bid price required to maintain compliance with the continued listing requirements of the Nasdaq Global Select Market.  In the event that the bid price of our common stock remains below $1.00 per share for a period of 30 consecutive trading days, Nasdaq will issue a letter of non-compliance that will provide us with up to 180 calendar days to regain compliance with the listing requirements.  We are susceptible to volatility of our stock and could remain out of compliance if appropriate steps are not taken to cure our non-compliance.  In the event that we receive such a notification from Nasdaq and it appears that the minimum bid price of our common stock will not exceed $1.00 per share within the applicable compliance period, we may seek to effect a reverse stock split for the purpose of regaining compliance.  Any proposal to pursue a reverse stock split would be subject to shareholder approval.  We can give no assurances that the steps we propose will be approved by our stockholders or that they will be effective in curing our non-compliance.  In addition, we may not meet other Nasdaq Global Select Market continued listing requirements, which could result in our common stock being delisted from the Nasdaq Global Select Market.  Delisting from the Nasdaq Global Select Market might adversely affect the trading price and limit the liquidity of our common stock and therefore may cause the value of an investment in our Company to decrease.

Stock Performance

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG EUROBANCSHARES
INC., THE NASDAQ STOCK MARKET COMPOSITE INDEX, THE RUSSELL 2000
INDEX AND THE RUSSELL 3000 INDEX

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

Securities Authorized for Issuance Under Equity Compensation Plans

Under the 2005 Stock Option Plan, approved at the 2005 annual meeting held at the main office of EuroBancshares on May 12, 2005, 700,000 shares of our common stock were reserved for issuance pursuant to the exercise of stock options granted under the plan.  As of December 31, 2008, 299,870 options to acquire shares of our common stock have been granted under the 2005 Stock Option Plan.  Since the 2005 Stock Options Plan was approved, no further options were permitted to be issued under the 2002 Stock Option Plan.

The following table presents information regarding our equity compensation plans at December 31, 2008:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
2002 Stock Option Plan	270,600	$12.72	—
2005 Stock Option Plan	264,970	$8.23	400,130

ITEM 6.  Selected Financial Data.

We derived our selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2008 from our audited consolidated financial statements and the notes thereto.

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

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$159,010	$173,325	$162,146	$133,233	$95,394
Total interest expense	101,716	105,470	95,363	64,936	41,481
Net interest income	57,294	67,855	66,783	68,297	53,913
Provision for loan and lease losses	42,314	25,348	16,903	12,775	7,100
Net interest income after provision for loan and lease losses	14,980	42,507	49,880	55,522	46,813
Noninterest income:
Service charges and other fees	10,396	9,585	8,476	9,069	8,057
Net loss on non-hedging derivatives	—	—	—	(944)	—
Gain on sale of loans and leases, net	1,468	380	401	945	1,395
Gain (loss) on sale of securities, net	191	—	(1,092)	(301)	—
(Loss) gain on sale of other real estate owned and repossessed assets, net	(596)	(1,286)	16	(1,040)	(359)
Total noninterest income	11,459	8,678	7,801	7,729	9,093
Noninterest expense:
Salaries and benefits	20,088	19,890	17,507	14,727	11,111
Professional fees	5,454	4,496	4,104	3,912	2,196
Other noninterest expense	25,373	23,839	21,775	19,005	15,635
Total noninterest expense	50,915	48,225	43,386	37,644	28,942
(Loss) income before income taxes and extraordinary gain	(24,476)	2,960	14,295	25,607	26,964
Income tax (benefit) / expense	(13,208)	(249)	6,283	9,077	8,663
Extraordinary gain(1)	—	—	—	—	4,419
Net (loss) income	$(11,268)	$3,209	$8,012	$16,530	$22,720

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Common Share Data:
(Loss) earnings per common share — basic:
(Loss) income before extraordinary gain	$(0.62)	$0.13	$0.38	$0.81	$1.08
Extraordinary gain	—	—	—	—	0.27
Net (loss) income	(0.62)	0.13	0.38	0.81	1.35
(Loss) earnings per common share — diluted:
(loss) income before extraordinary gain	(0.62)	0.13	0.37	0.78	1.04
Extraordinary gain	—	—	—	—	0.26
Net (loss) income	(0.62)	0.13	0.37	0.78	1.30
Cash dividends declared	—	—	—	—	—
Book value per common share	7.48	8.86	8.32	7.95	7.54

Common shares outstanding at end of period	19,499,515	19,093,315	19,123,821	19,398,848	19,564,086
Average diluted shares outstanding	19,418,526	19,391,638	19,657,559	20,277,799	17,152,261

Balance Sheet Data (at end of period):
Total assets	$2,860,429	$2,751,399	$2,500,920	$2,391,283	$2,102,789
Investment securities available-for-sale	751,017	707,103	535,159	627,080	555,482
Investment securities held-to-maturity	132,798	30,845	38,433	42,471	49,504
Total loans and leases, net of unearned	1,784,052	1,857,219	1,750,838	1,577,196	1,387,613
Allowance for loan and lease losses	41,639	28,137	18,937	18,188	19,039
Deposits	2,084,308	1,993,046	1,905,356	1,734,128	1,409,036
Other borrowings	592,492	547,492	394,991	475,712	520,206
Total stockholders’ equity	156,570	179,918	169,878	164,967	158,302

Performance Ratios:
Return on average common stockholders’ equity(2)	(7.16)%	1.96%	5.19%	10.70%	18.67%
Return on average assets(3)	(0.40)	0.13	0.33	0.74	1.03
Net interest margin(4)	2.33	2.80	2.86	3.29	3.29
Efficiency ratio(5)	69.11	63.48	57.89	47.84	44.44
Loans and leases to deposits	85.59	93.25	91.89	90.95	98.48

Asset Quality Data:
Nonperforming loans and leases	$163,894	$98,065	$49,978	$36,263	$40,533
Other real estate owned and repossessed assets	13,506	13,534	13,048	9,517	6,441
Total nonperforming assets	177,400	111,599	63,026	45,780	46,974
Nonperforming assets to total assets	6.20%	4.06%	2.52%	1.91%	2.23%
Nonperforming loans to total loans and leases	9.19	5.28	2.85	2.30	2.92
Allowance for loan and lease losses to nonperforming loans	25.41	28.69	37.89	50.16	46.97
Allowance for loan and lease losses to total loans	2.33	1.51	1.08	1.15	1.37
Net charge-offs to average loans	1.57	0.90	0.97	0.92	0.69

Capital Ratios:
Leverage ratio	6.55%	7.55%	7.92%	9.35%	9.91%
Tier 1 risk-based capital	8.99	9.54	10.25	12.45	12.73
Total risk-based capital	10.25	10.79	11.25	13.49	13.94
Tangible common equity to tangible assets	5.10	6.15	6.44	6.91	7.54

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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006.  This discussion should be read together with the “Selected Consolidated Financial Data,” our consolidated financial statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly owned banking subsidiary, Eurobank, and our wholly owned insurance agency subsidiary, EuroSeguros.  As of December 31, 2008, we had, on a consolidated basis, total assets of $2.860 billion, net loans and leases of $1.742 billion, total investments of $898.7 million, total deposits of $2.084 billion, other borrowings of $592.5 million, and stockholders’ equity of $156.6 million.  We currently operate through a network of 26 branch offices located throughout Puerto Rico.

Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, our investment portfolio, business transaction accounts, and the mortgage business.  We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

2008 Key Performance Indicators

We believe the following were key indicators of our performance and results of operations in 2008:

●	our total assets grew to $2.860 billion at the end of 2008, representing an increase of 3.96%, from $2.751 billion at the end of 2007;

●
our net loans and leases decreased to $1.742 billion at the end of 2008, representing a decrease of 4.81%, from $1.830 billion at the end of 2007, resulting primarily from our decision to strategically pare back our automobile leasing operations, including the sale of $37.7 million in lease financing contracts in March 2008;

●	our investment securities grew to $898.7 million at the end of 2008, representing an increase of 19.63%, from $751.3 million at the end of 2007;

●	our total deposits grew to $2.084 billion at the end of 2008, representing an increase of 4.58%, from $1.993 billion at the end of 2007;

●	our short-term borrowings increased to $592.5 million, representing an increase of 8.22%, from $547.5 million at the end of 2007;

●	our nonperforming assets increased to $177.4 million, or by 58.96%, in 2008, from $111.6 million at the end of 2007;

●	our total revenue decreased to $170.5 million in 2008, representing a decrease of 6.34%, from $182.0 million in 2007;

●	our net interest margin and spread on a fully taxable equivalent basis was 2.33% and 1.99% in 2008, respectively, compared to 2.80% and 2.29% in 2007;

●	our provision for loan and lease losses grew to $42.3 million in 2008, representing an increase of 66.93%, from $25.3 million in 2007;

●	our total noninterest income grew to $11.5 million in 2008, representing an increase of 32.05%, from $8.7 million in 2007;

●	our total noninterest expense grew to $50.9 million in 2008, representing an increase of 5.58%, from $48.2 million in 2007; and

●	for 2008, we recorded a tax benefit of $13.2 million, compared to an income tax benefit of $249,000 for 2007.

These items, as well as other factors, resulted in a net loss for 2008 of $11.3 million, compared to a net income of $3.2 million in 2007, or a loss of $0.62 per common share for 2008, compared to earnings of $0.13 per common share for 2007, assuming dilution.  Financial results for the year ended December 31, 2008 when compared to year 2007 were predominantly impacted by an increase of $17.0 million in the provision for loan and lease losses and a decrease of $10.6 million in the net interest income.  The increase in our provision for loan and lease losses was primarily related to our commercial and construction loan portfolios, which reported further deterioration due to current economic conditions requiring some of them to be classified as impaired loans under SFAS No. 114 or an increase in their specific allowances.  The decrease in our net interest income was mainly due to the interest rate cuts by the Federal Reserve accompanied by increased average interest-earning assets and average interest-bearing liabilities, and an increase in nonaccrual loans.  These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.  The allowance for loan and lease losses is an estimate to provide for probable losses that have been incurred in our loan and lease portfolio.  Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.  The allowance for loan and lease losses amounted to $41.6 million, $28.1 million and $18.9 million as of December 31, 2008, 2007 and 2006, respectively.  Losses charged to the allowance amounted to $31.1 million, $18.3 million and $18.8 million as of December 31, 2008, 2007 and 2006, respectively.  Recoveries were credited to the allowance in the amounts of $2.3 million, $2.1 million and $2.6 million for those same periods, respectively.  For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses” and “Note 2(i) – Loans and Allowance for Loan and Lease Losses” to our consolidated financial statements included herein.

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates.  For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold.  The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value.  Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs.  As of December 31, 2008, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sale of lease financing contracts completed in March 2008:  prepayment rate of 18.24%; weighted average live of 2.73 years; and a discount rate of 9.00%.  This impairment analysis revealed that there was no impairment.  There was no sale of lease financing contracts during 2007.  Servicing assets are included as part of other assets in the balance sheets.  Servicing assets’ book value amounted to $1.2 million, $148,000 and $782,000 as of December 31, 2008, 2007 and 2006, respectively.  Servicing assets as of December 31, 2007 and 2006 were related to lease financing contracts sold in or before 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned, or OREO, and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of net realizable value or book value at the date of foreclosure, establishing a new cost basis.  Any resulting loss is charged to the allowance for loan and lease losses.  Appraisals of other real estate properties are made periodically after their acquisition, as necessary.  Valuations of repossessed assets are made periodically after their acquisition.  For OREO and repossessed assets, a comparison between the appraised value and the carrying value is performed.  Additional declines in value after acquisition, if any, are charged to current operations.  Gains or losses on disposition of OREO and repossessed assets, and related operating income and maintenance expenses, are included in current operations. Other real estate owned amounted to $8.8 million, $8.1 million and $3.6 million as of December 31, 2008, 2007 and 2006, respectively.

Other repossessed assets amounted to $4.7 million, $5.4 million and $9.4 million for those same periods, respectively.  Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed assets, which is determined by dividing the sum of declines in value, repairs and gain or loss on sale by the book value of repossessed assets sold at the time of repossession.  Repossessed vehicles amounted to $3.5 million, $4.3 million and $8.3 million as of December 31, 2008, 2007 and 2006, respectively.  The total loss ratio on sale of repossessed vehicles was 13.85%, 9.63% and 6.30% for those same years, respectively.  These increases in our total loss ratio on the sale of repossessed vehicles were directly attributable to our decision of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of inventory.  During 2008, we sold 1,434 vehicles and repossessed 1,406 vehicles, moving our inventory of repossessed vehicles to 297 units as of December 31, 2008, from 325 units as of December 31, 2007, after selling 1,855 vehicles and repossessing 1,616 vehicles, from 564 units in inventory as of December 31, 2006.  During 2007, the increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles in an attempt to expedite the disposition of slow moving inventory.  This strategy resulted in an increase of approximately 39.18% in the number of repossessed vehicles in inventory over six months that were sold during 2007, when compared to 2006.  During 2007, we sold 405 units in inventory over six months, compared to 291 units in inventory over six months sold during 2006.

Repossessed equipment amounted to $6,000, $88,000 and $39,000 as of December 31, 2008, 2007 and 2006, respectively.  For those same years, the total amount of repossessed equipment sold amounted to $266,000, $253,000 and $891,000, respectively.  For the year ended December 31, 2008, the total gain on sale of repossessed equipment was $20,000, compared to a total gain of $32,000 and a total loss of $413,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in the total loss on sale of repossessed equipment for year 2007 was mainly due to a decrease in the amount of repossessed equipment.

Total repossessed boats amounted to $1.2 million, $991,000 and $1.1 million for those same years, respectively.  For the year ended December 31, 2008, the total loss on sale of repossessed boats was $546,000, compared to $338,000 and $539,000 for the years ended December 31, 2007, and 2006, respectively.  The change in the total loss on sale of repossessed boats during 2008 and 2007 was mainly due to fluctuations in the amount of repossessed boats sold.  During 2008, the total of repossessed boats sold increased by 54.85%, or $611,000, to $1.7 million, after decreasing by 57.48%, or $1.5 million, to $1.1 million in 2007, from $2.6 million in 2006.  During 2008 and 2007, we sold 23 boats and 18 boats, respectively, and repossessed 20 boats and 16 boats, respectively, decreasing our inventory of repossessed boats to 15 units as of December 31, 2008, from 18 units as of December 31, 2007 and from 20 units as of December 31, 2006.  As of December 31, 2008, 2007 and 2006, our boat financing portfolio amounted to $30.3 million, $35.0 million and $37.4 million, respectively.

In 2008, the total loss on sale of OREO was $48,000 over twenty-five properties sold with an aggregate book value of approximately $4.7 million, compared to a total loss of $153,000 over seven properties sold in 2007 with an aggregate book value of approximately $835,000 and a total gain of $454,000 over eleven properties sold with an aggregate book value of approximately $4.0 million in 2006.  As of December 31, 2008, our OREO consisted of 36 properties with an aggregate value of $8.8 million, compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007, and 18 properties with an aggregate value of $3.6 million as of December 31, 2006.

For additional information relating to OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Investment Securities

We review the investment portfolio based on the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.  These analyses are performed taking into consideration current U.S. market conditions, projected cash flows and the present value of the projected cash flows.  Declines in fair value of securities below their cost that are deemed to be other than temporary result in an impairment that is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, we consider whether it has the ability and intent to hold the investment until a market price recovery or maturity and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.  Premiums and discounts are amortized over the estimated average life of the related investment security available for sale as an adjustment to yield using a method that approximates the interest method.  Additionally, we anticipate estimated prepayments on mortgage-backed securities in the amortization of premiums and accretion of discounts on such securities.  Dividend and interest income are recognized when earned.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Net Interest Income and Net Interest Margin

Net interest income, our principal source of earnings, is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread and margin.  Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $57.3 million during the year December 31, 2008, compared to $67.9 million during the year ended December 31, 2007 and $66.8 million during the year ended December 31, 2006, representing a decrease of $10.6 million, or 15.56% in 2008, and a $1.1 million increase, or 1.60%, in 2007.  The decrease in net interest income during 2008 was mainly driven by the net effect of decreased yields and cost of funds resulting from interest rate cuts by the Federal Reserve accompanied by increased average interest-earning assets and average interest-bearing liabilities, and an increase in nonaccrual loans, as explained further below.  During 2007, the increase in net interest income resulted from the net effect of an increase in average interest-earning assets and increased yields from higher interest rates, and an increase in average interest-bearing liabilities and increased cost of funds.  These changes in rates and volumes are shown on table on page 45.

Total interest income decreased by 8.26% to $159.0 million in 2008, compared to $173.3 million in 2007, and $162.1 million in 2006.  The average interest yield earned on a fully taxable equivalent basis on interest-earning assets decreased to 6.61% in 2008, from 7.73% in 2007 and 7.53% in 2006.  The decrease in the average interest yield on a fully taxable equivalent basis during 2008 was mainly attributable to the net effect of decreased loan yields resulting from interest rate cuts of 100 basis points during the last four months of 2007, and additional rate cuts of 75 basis points in March 2008, 25 basis points in May 2008, and 175 basis points during the fourth quarter of 2008, while average net loans during 2008 decreased when compared to 2007.  These interest rate cuts negatively impacted average yields on our commercial and construction loans since a significant portion of these portfolios were variable rate loans.  As of December 31, 2008 and 2007, approximately 73.63% and 75.38% of our commercial and construction loans were variable rate loans, respectively.  The average interest yield on a fully taxable equivalent basis earned on net loans decreased to 6.45% for the year ended December 31, 2008, from 8.13% and 8.00% for years 2007 and 2006, respectively.  Average net loans were $1.803 billion in 2008, compared to $1.781 billion in 2007 and $1.644 billion in 2006.  Also, total interest income and loan yields were impacted by the effect caused by a $72.3 million increase in nonaccrual loans during 2008, primarily during the fourth quarter of 2008, and a $31.7 million increase in nonaccrual loans during 2007.  The amount of interest income we ceased to accrue on nonaccrual loans amounted to $8.1 million in 2008, compared to $5.5 million and $3.3 million in 2007 and 2006, respectively, while during the fourth quarter of 2008, it amounted to $3.1 million, compared to $1.6 million during the previous quarter.  The amount of interest income we ceased to accrue during the fourth quarter of 2008 represented a reduction of approximately 46 basis points in the average interest yield on a fully taxable equivalent basis earned on net loans.  The increase during the fourth quarter of 2008 when compared to the previous quarter was directly related to the amount of loans placed in nonaccrual status, which increased from $92.3 million as of September 30, 2008 to $141.3 million as of December 31, 2008.

Total interest expense decreased by 3.56% to $101.7 million in 2008, compared to $105.5 million in 2007, after increasing by 10.60% from $95.4 million in 2006.  The decrease in total interest expense during 2008 mainly resulted from the net effect of a decrease in the cost of funds mainly caused by our strategy of calling back our broker callable broker deposits, as explained further below, partially offset by an increase in interest-bearing liabilities.  During 2007, the increase in average liabilities were substantially in broker deposits and other borrowings, both of which were higher cost categories resulting in increased interest expense.  The average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities was 4.62% in 2008, 5.44% in 2007 and 5.20% in 2006. Average interest-bearing liabilities increased by 14.02% to $2.476 billion in 2008, after increasing by 2.96% to $2.172 billion in 2007, from $2.109 billion in 2006.  During the first quarter of 2008, we called $162.4 million in broker deposits that paid an average rate of 5.50% and had a total of $463,000 in unamortized commissions that were written-off during that quarter.  Also, between May 2008 and July 2008, we wrote-off $176,000 in unamortized commissions related to $105.7 million in broker deposits that paid an average rate of 5.37% and were called during that period.  We did not call back any broker deposits during the fourth quarter of 2008.

Net interest margin on a fully taxable equivalent basis decreased to 2.33% for the year ended December 31, 2008, from 2.80% and 2.86% for the years ended December 31, 2007 and 2006.  Our net interest spread on a fully taxable equivalent basis decreased to 1.99% in 2008, from 2.29% in 2007 and 2.33% in 2006.  The decrease in net interest margin and net interest spread during 2008 was mainly caused by decreased yields from interest rate cuts accompanied by a $72.3 million increase in nonaccrual loans, as previously mentioned, and increased average interest-bearing liabilities, which outpaced the reduction in interest rate paid.  During 2007, the decline in the net interest margin and spread was primarily caused by an increase in the average cost of interest-bearing liabilities as a result of the rising short-term interest rates and the LIBOR inverted yield curve, which increased at a faster rate than the yield on earning-assets; and to the fact that the increase in average deposits was substantially in broker deposits, a higher cost category.  In addition, during 2007, our net interest margin and spread were also affected by decreases in the prime rate, primarily during the fourth quarter of 2007.  During 2006, our net interest margin and spread were also affected by the write-off of $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures, as previously mentioned.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,802,703	$115,274	6.45%	$1,780,719	$143,360	8.13%	$1,643,587	$130,003	8.00%
Securities of U.S. government agencies(3)	553,540	27,391	6.88	482,605	22,690	6.53	604,606	27,137	6.45
Other investment securities(3)	250,704	14,704	8.15	72,919	3,883	7.40	46,083	2,296	7.03
Puerto Rico government obligations(3)	7,451	340	6.34	8,149	385	6.57	9,397	412	6.29
Securities purchased under agreements to resell and federal funds sold	34,798	801	2.80	37,826	2,042	6.14	34,841	1,791	5.57
Interest-earning deposits	23,018	500	2.17	18,579	964	5.19	9,565	507	5.30
Total interest-earning assets	$2,672,214	$159,010	6.61%	$2,400,797	$173,324	7.73%	$2,348,079	$162,146	7.53%
Total noninterest-earning assets	115,619			100,660			80,735
TOTAL ASSETS	$2,787,833			$2,501,457			$2,428,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,983	$599	3.17%	$18,361	$532	2.91%	$25,470	$584	2.31%
NOW deposits	45,633	1,163	2.55	47,068	1,169	2.49	46,330	1,035	2.24
Savings deposits	117,857	2,665	2.26	141,120	3,497	2.48	184,824	4,386	2.37
Time certificates of deposit in denominations of $100,000 or more(4)	261,627	10,859	4.17	236,183	12,064	5.28	204,527	8,883	4.58
Other time deposits(5)	1,460,662	65,223	4.83	1,331,646	67,414	5.48	1,148,973	53,657	5.09
Other borrowings(6)	571,644	21,207	5.01	397,515	20,794	6.95	499,275	26,818	7.17
Total interest-bearing liabilities	$2,476,406	$101,716	4.62%	$2,171,893	$105,470	5.44%	$2,109,399	$95,363	5.20%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	113,275			119,004			128,551
Other liabilities	30,039			35,735			25,830
Total noninterest-bearing liabilities	143,314			154,739			154,381
STOCKHOLDERS’ EQUITY	168,113			174,825			165,034
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,787,833			$2,501,457			$2,428,814
Net interest income(7)		$57,294			$67,854			$66,783
Net interest spread(8)			1.99%			2.29%			2.33%
Net interest margin(9)			2.33%			2.80%			2.86%

(1)	Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for the years ended December 31, 2008 and 2007, and a 43.5% tax rate for 2006.

(2)
The amortization of net loan costs or fees has been included in the calculation of interest income.  Net loan costs were approximately $38,000, $838,000 and $539,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2008, 2007 and 2006 was $141.3 million, $69.0 million and $37.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to comparable periods resulting from the reclassification of broker master certificate agreements to the caption “other time deposits.”

(5)
For 2007, interest expense on other time deposits was reduced by approximately $616,000 of capitalized interest on construction in progress.  This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

(6)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

(7)	Net interest income on a tax equivalent basis was $62.2 million, $67.3 million and $67.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(8)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities on a fully taxable equivalent basis.

(9)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2008 Over 2007 Increases/(Decreases) Due to Change in			2007 Over 2006 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$1,770	$(29,856)	$(28,086)	$10,847	$2,510	$13,357
Securities of U.S. government agencies	3,335	1,366	4,701	(5,476)	1,029	(4,447)
Other investment securities	9,467	1,354	10,821	1,337	250	1,587
Puerto Rico government obligations	(33)	(12)	(45)	(55)	28	(27)
Securities purchased under agreements to resell and federal funds sold	(163)	(1,078)	(1,241)	153	98	251
Interest-earning deposits	230	(694)	(464)	478	(21)	457
Total interest-earning assets	$14,606	$(28,920)	$(14,314)	$7,284	$3,894	$11,178
INTEREST PAID ON:
Money market deposits	$18	$49	$67	$(163)	$111	$(52)
NOW deposits	(36)	30	(6)	16	118	134
Savings deposits	(576)	(256)	(832)	(1,037)	148	(889)
Time certificates of deposit in denominations of $100,000 or more(2)	1,300	(2,505)	(1,205)	1,375	1,806	3,181
Other time deposits(3)	6,531	(8,722)	(2,191)	8,531	5,226	13,757
Other borrowings(4)	6,109	(8,696)	413	(5,466)	(558)	(6,204)
Total interest-bearing liabilities	$16,346	$(20,100)	$(3,754)	$3,256	$6,851	$10,107

Net interest income	$(1,740)	$(8,820)	$(10,560)	$4,028	$(2,957)	$1,071

(1)
The amortization of loan costs or fees has been included in the calculation of interest income.  Net loan costs were approximately $38,000, $838,000 and $539,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Loans includes nonaccrual loans, which balance as of the periods ended December 31, 2008, 2007 and 2006 was $141.3 million, $69.0 million and $37.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)	Certain adjustments were made to comparable periods resulting from the reclassification of broker master certificate agreements to the caption “other time deposits.”

(3)
For 2007, interest expense on other time deposits was reduced by approximately $616,000 of capitalized interest on construction in progress.  This capitalized interest was mainly related to the improvements being performed to our new headquarters purchased in February 2007.

(4)
For 2006, interest expense on other borrowings includes the write-off of approximately $626,000 in unamortized placement costs related to the redemption of $25.8 million of floating rate junior subordinated deferrable interest debentures on December 18, 2006, as previously mentioned.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $42.3 million, $25.3 million and $16.9 million in 2008, 2007 and 2006, respectively, or 146.86%, 156.97% and 104.64% of net charge-offs during those same periods.  The increase in the provision for loan and lease losses during 2008 was primarily related to our commercial and construction loan portfolios, which reported further deterioration due to current economic conditions resulting in higher credit losses and increased specific allowances on impaired loans, as previously mentioned. The increase in our provision for loan and lease losses during 2007 was mainly caused by three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million; the increase in our loan portfolio; and the overall economic conditions.    As of December 31, 2008, 2007 and 2006, impaired loans amounted to $264.2 million, $84.4 million and $39.2 million, respectively, with related specific allowances amounting to $22.4 million, $9.5 million and $2.2 million for those same periods. Net charge-offs were $28.8 million, $16.1 million and $16.2 million in 2008, 2007 and 2006, respectively.  For more detail on impairments and net charge-offs, please refer to the sections of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets” and “Allowance for Loan and Lease Losses.”

Noninterest Income

The following table set forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges and other fees	$10,396	90.7%	$9,584	110.4%	$8,476	108.7%
Gain on sale of loans and leases, net	1,468	12.8	380	4.4	401	5.1
Gain (loss) on sale of securities	191	1.7	-	-	(1,092)	(14.0)
(Loss) gain on sale of other real estate owned, repossessed assets, and on disposition of other assets, net	(596)	(5.2)	(1,286)	(14.8)	16	0.2

Total noninterest income	$11,459	100.0%	$8,678	100.0%	$7,801	100.0%

Our total noninterest income was $11.5 million, compared to $8.7 million in 2007 and $7.8 million in 2006, representing an increase of 32.05% and 11.24% in 2008 and 2007, respectively.  Noninterest income as a percentage of average assets remained at approximately 0.4% during 2008 and 2007, compared to 0.3% in 2006.

Our largest noninterest income source is service charges and other fees, primarily on deposit accounts.  For 2008, this income source amounted to $10.4 million, compared to $9.6 million and $8.5 million in 2007 and 2006, respectively.  For the year ended December 31, 2008, the increase in service charges and other fees was mainly due to the recording in June 2008 of $596,000 in income related to the partial redemption of Visa, Inc. shares of stock as part of a series of transactions arising out of the restructuring of Visa, Inc. to become a public company; and also, to a $186,000 increase in service charges on deposits accounts, mainly from increases in ATM and POS fees from a change in the fee structure during the first quarter of 2008.  The increase in 2007 was mainly due to a $234,000 increase in non-sufficient fund charges on deposit accounts, $103,000 in ATM merchant fees, $168,000 in trust fees, $130,000 in other fees on loan accounts, $105,000 leasing license commissions, and $259,000 in miscellaneous income mainly related to our credit card operations.

During 2008, gain on sale of loans and leases amounted to $1.5 million, compared to $380,000 in 2007 and $401,000 in 2006.  This source of noninterest income is derived primarily from the sale of mortgage loans and lease financing contracts.  In March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $37.7 million.  We retained servicing responsibilities of the lease financing contracts sold.  We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $1.2 million.  We did not sell lease financing contracts during 2007 and 2006.  While estimated losses on the limited recourse obligations assumed in the sale of our lease financing contracts are not significant, we established an allowance of $471,000 in March 2008, of which $331,000 remains and have been included in the other liabilities section of our balance sheet as of December 31, 2008.

During 2008, we sold $23.9 million in mortgage loans to other financial institutions, compared to $16.7 million and $13.8 million in 2007 and 2006, respectively.  In addition, during 2008 and 2007, we sold $162,000 and $281,000, in individual residential construction loans sold to other financial institution, respectively. We did not retain the servicing rights on these loans and we accounted for this transaction as a sale, resulting in a gain of approximately $291,000, $380,000 and $401,000 for those same periods.

During the third quarter of 2008, we recognized a $191,000 gain on sale of $18.9 million in investment securities. In 2006, we recognized a $1.1 million loss on sale of $50.1 million in FHLB and mortgage backed securities. These investments were sold in an effort to improve the yields of the available for sale securities portfolio. There was no sale of investments in 2007.

Our final component of net noninterest income is the net gain or loss on the sale of other real estate owned, repossessed assets and other assets. During 2008, we experienced a net loss in this component of $596,000, compared to $1.3 million in 2007 and a net gain of $16,000 in 2006. During 2008, change in the net loss on sale of repossessed assets was mainly due to a reduction on vehicles sold, as explained further below. The net loss on sale of other real estate owned, repossessed assets and other assets during 2007 was directly attributable to our strategy of being more aggressive in the sale of repossessed vehicles, particularly slow moving inventory, to expedite their disposition and avoid the build up of our repossessed vehicles inventory, primary during the first and second quarter of 2007. During 2008, we sold 1,434 vehicles and repossessed 1,406 vehicles, resulting in an inventory of repossessed vehicles of 297 units as of December 31, 2008, compared to 1,855 and 1,616 vehicles sold and 1,865 and 1,745 vehicles repossessed during 2007 and 2006, respectively, resulting in an inventory of 325 units and 564 units as of December 31, 2007 and 2006, respectively. For more details on repossessed assets please refer to the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Noninterest Expense

The following table set forth a summary of noninterest expenses for the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$20,088	39.6%	$19,890	41.1%	$17,507	40.3%
Occupancy and equipment	11,414	22.4	10,899	22.6	9,565	22.0
Professional services, including directors’ fees	5,454	10.7	4,496	9.3	4,104	9.5
Office supplies	1,283	2.5	1,375	2.9	1,394	3.2
Other real estate owned and other repossessed assets expenses	2,403	4.7	2,340	4.9	2,290	5.3
Promotion and advertising	882	1.7	1,492	3.1	1,200	2.8
Lease expenses	523	1.0	507	1.1	776	1.8
Insurance	3,111	6.1	1,865	3.9	1,053	2.4
Municipal and other taxes	2,030	4.0	1,837	3.8	1,657	3.8
Commissions and service fees credit and debit cards	1,988	3.9	1,445	3.0	1,324	3.1
Other noninterest expense	1,739	3.4	2,079	4.3	2,516	5.8
Total noninterest expense	$50,915	100.0%	$48,225	100.0%	$43,386	100.0%

Our total noninterest expense increased to $50.9 million in 2008, from $48.2 million in 2007 and $43.4 million in 2006.  This represents a year over year increase in noninterest expense of 5.58% for 2008 and 11.15% for 2007.  The increase in noninterest expense during 2008 was mainly attributable to increases in occupancy and equipment expenses, professional services and insurance expenses, primarily as a result of the FDIC’s new insurance premium assessment, net of decrease in promotional and other expenses.  During 2007, the increase in noninterest expense was primarily attributable to increases in personnel and occupancy costs, professional services, and insurance expense, mainly related to the FDIC’s new insurance premium assessment.  Noninterest expenses as a percentage of average assets was 1.83% in 2008, compared to 1.93% in 2007 and 1.79% in 2006.  Our efficiency ratio was 69.11% in 2008, 63.48% in 2007 and 57.9% in 2006.  The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

We anticipate that the overall volume of our noninterest expense will continue to increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefit expenses increased to $20.1 million in 2008, from $19.9 million in 2007. This slight increase mainly resulted from the net effect of a $562,000 decrease in salary expenses off-set by a $759,000 decrease in deferred loan origination costs because of a reduction in loan originations during the year.

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

Occupancy and equipment expenses increased to $11.4 million in 2008 from $10.9 million in 2007. This increase was mainly related to a $124,000 increase in equipment maintenance, a $96,000 increase in utilities, and a $265,000 increase in security services, primarily attributable to the expansion of our branch network.

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

Professional and directors’ fees were $5.5 million, $4.5 million and $4.1 million, or 10.7%, 9.3% and 9.5% of total noninterest expenses, in 2008, 2007 and 2006, respectively. The increase in professional and directors’ fess during 2008 was mainly due to the net effect of: an increase of $563,000 related to the information technology outsourcing agreement entered with Telefónica Empresas (“TE”) in August 2007; a $214,000 increase in professional fees mainly related to internal audit outsourcing fees and other management consulting services; a decrease of $120,000 in legal fees; and a $188,000 increase in regulatory examination fees as a consequence of our asset growth. In connection with the TE outsourcing agreement, during the year ended December 31, 2008, the Bank experienced a reduction of $589,000 in related salaries and employee benefits and achieved estimated savings of $416,000 in other operational costs, all transferred to TE. During 2007, the increase in professional and directors’ fees was mainly due to $580,000 in fees related to the information technology outsourcing agreement we entered with Telefónica Empresas in August 2007, which include one time fees of $73,000; $125,000 in legal fees related to this outsourcing agreement; $441,000 in other compliance consulting services, primarily in connection with the Cease and Desist Order, as previously mentioned; $61,000 in internal audit consulting services; and $14,000 in other legal fees in connection with our trust operations.

Promotion and advertising amounted to $882,000 in 2008, $1.5 million in 2007 and $1.2 million in 2006. The decrease in promotion and advertising expenses during 2008 was mainly because of a cost reduction strategy. During 2007, the increase was mainly attributable to an advertising campaign, primarily related to our residential mortgage loan department, to take advantage of opportunities on the Island.

Insurance expenses increased to $3.1 million in 2008, from $1.9 million in 2007 and $1.1 million for 2006. These increases in insurance expense were mainly related to the FDIC’s new insurance premium assessment, which commenced in January 2007 and, during that year, were net of the one time assessment credit of $669,000. For the years ended December 31, 2008, 2007 and 2006, total FDIC insurance premiums amounted to $2.2 million, $892,000 and $212,000, respectively. As previously mentioned, on October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. For more information on FDIC’s restoration plan please refer to the business section of this Annual Report on Form 10-K captioned “FDIC Deposit Insurance Assessments.”

Commissions and service fees on credit and debit cards increased to $2.0 million in 2008, from $1.4 million in 2007, and $1.3 million in 2006. The increase during 2008 was mainly related to a $543,000 increase in merchant commissions and ATM services fees, primarily from a change in the fee structure. During 2007, the increase was mainly related to an increase in credit card transactions.

Other noninterest expenses decreased to $1.7 million for the year ended December 31, 2008, from $2.1 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease during 2008 was primarily attributable to a $238,000 decrease in other miscellaneous expenses mainly resulting from a boat’s insurance claim recovery. During 2007, the decrease in other non-interest expenses was mainly associated with the provision for losses on off-balance sheet items and insurance claim receivables.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries. Our revenues are generally not subject to U.S. federal income tax.

Income tax expense is primarily the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying our current tax rate to taxable income. The deferred tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements.

For the year ended December 31, 2008, we recorded an income tax benefit of $13.2 million, compared to an income tax benefit of $249,000 in 2007, and an income tax expense of $6.3 million in 2006. Our income tax provision for the year ended December 31, 2008, 2007 and 2006 was comprised of a current income tax expense of $52,000, $4.4 million and $7.3 million, respectively, and a deferred tax benefit of $12.9 million, $4.6 million and $684,000 for those same periods, respectively.

Our current income tax expense for the year ended December 31, 2008 decreased to $52,000, from $4.4 million and $7.3 million in 2007 and 2006, respectively. During 2008, the decrease in our current income tax expense was mainly due to the net effect of: (i) a loss before income taxes of $24.5 million for the year ended December 31, 2008, mainly related to the increase in net charge-offs and the decrease in net interest income, compared to an income before taxes of $3.0 million and $14.3 million for 2007 and 2006, respectively; and (ii) an increase in the exempt income as a percentage of total income during 2008.

Our deferred tax benefit for the year ended December 31, 2008 increased to $12.9 million, from $4.6 million and $684,000 in 2007 and 2006, respectively. The increase during the year ended December 31, 2008 was mainly due to the combined effect of: (i) an increase of $7.1 million in the deferred tax asset related to the net operating loss (“NOL”) carryforward from the taxable loss in our banking subsidiary; and (ii) an increase of $5.8 million in the other net deferred tax assets primarily from an increase in our allowance for loan and lease losses. During 2007, the increase in the deferred tax benefit was mainly due to an increase in deferred tax assets mainly due to an increase in our provision for loan and lease losses as of December 31, 2007, primarily during the third quarter of 2007.

In addition, the income tax benefit for the year ended December 31, 2008, included an income tax benefit of $334,000, related to tax credits received from Puerto Rico’s Treasury Department in excess of the amount paid on transactions under the law No. 197, as further explained below.

As of December 31, 2008, 2007 and 2006, we had net deferred tax assets of $23.8 million, $10.9 million and $6.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax assets; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies. Based on management projections, we believe it is more likely than not that the benefits of these deductible differences at December 31, 2008 will be realized.

On March 9, 2009, the governor of Puerto Rico signed into law Act No. 7 (the “Act No. 7”), also know as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Puerto Rico’s Internal Revenue Code (the “Code”). Act No, 7 amended various income, property, excise, and sales and use tax provision of the Code. Under the provisions of Act No. 7, corporations, among other taxpayers, will be subject to surtax of 5% on the total tax determined (not on the taxable income). In addition, Act No. 7 imposes a special income tax of 5% on the net income of International Banking Entities ("IBE"), among a group of exempt taxpayers. Both, the 5% surtax and the special income tax rate of 5% are applicable for taxable years commencing after December 31, 2008 and prior January 1, 2012. Act No. 7 also revamps the alternative basic tax provisions of the Code. Under the revised version, our dividends, generally subject to a maximum 10% preferential rate tax, may now be subject to an effectively tax of 20% in the case of individuals with income (computed with certain addition of exempt income and income subject to preferential rates) in excess of $175,000, or 15% if such income is over $125,000. Act No. 7 provides for several additional changes to the Code, which the Company believes will have an inconsequential financial impact or are not applicable since are related to individuals taxpayers.

On December 14, 2007, the governor of Puerto Rico approved and signed Law No. 197, which offered tax credits to financial institutions on the financing of qualified residential mortgages. These tax credits varied based on whether the property to be financed was an existing dwelling or a new construction and whether it would be occupied by the buyer or was acquired for investment purposes. The tax credits were limited, subject to certain restrictions, to a maximum of a 20% of the property’s selling price, or $25,000, whichever was lower. This law expired in November 2008, when the tax credits granted reached the total allotted amount of $220.0 million. The granted tax credits should be used during taxable years beginning after December 31, 2007 up to taxable year ended December 31, 2011, provided that in case of tax credits expiration, a reimbursement will be received from the Puerto Rico Treasury Department. As of December 31, 2008, we had $3.4 million in tax credits under Law No. 197.

On May 16, 2006, the governor of Puerto Rico approved and signed Law No. 98, the “Law of the 2006’s Extraordinary Tax.” This law imposed a prepaid tax of 5% over the 2005 taxable net income by for profit partnerships and corporations with gross income over $10.0 million. Total prepaid tax under Law No. 98 recorded during 2006 amounted to $196,000, which could be used in equal portions as a tax credit in the income tax return for the taxable years beginning after December 31, 2006. During 2007, we used $49,000 of this prepaid tax, while remaining balance is available for use in future taxable years.

On May 13, 2006, the governor of Puerto Rico approved and signed Law No. 89, which imposed an additional transitory tax raising the maximum statutory tax rate to 43.5% for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This law also stated that for taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%. The approval of this additional transitory tax over the original maximum statutory rate of 39% resulted in additional income tax expense of $755,000 for the year ended December 31, 2006.

Financial Condition

Our total assets as of December 31, 2008 were $2.860 billion, compared to $2.751 billion and $2.501 billion as of December 31, 2007 and 2006, respectively. The increase in our total assets during 2008 was primarily the net result of: (i) an increase of $27.4 million in cash and due from banks; (ii) a $31.9 million decrease in interest-bearing deposits; (iii) an increase of $44.5 million in federal funds sold; (iv) a $147.4 million increase in the investment securities portfolio; and (v) a decrease of $88.0 million in net loans, including the $37.7 million sale of lease financing contracts in March 2008, as previously mentioned. During 2007, the increase in our total assets was primarily the net result of a $31.3 million decrease in securities purchased under agreements to resell, a $173.4 million increase in our investment securities portfolio, a $98.5 million increase in of our loan portfolio, and a $18.2 million increase in premises and equipment.

Our total deposits increased by 4.58% to $2.084 billion in 2008, after increasing by 4.60% to $1.993 billion in 2007, from $1.905 billion as of December 31, 2006. The increase in deposits during 2008 and 2007 was mainly concentrated in broker deposits, as further explained in the section of this discussion and analysis captioned “Deposits.” Other borrowings increased to $592.5 million in 2008, after increasing to $547.5 million in 2007, from $395.0 million as of December 31, 2006.

Stockholders’ equity decreased by 12.98% to $156.6 million as of December 31, 2008, representing a decrease of $23.3 million from $179.9 million as of December 31, 2007. As of December 31, 2007, our stockholders’ equity was $179.9 million, representing an increase of 5.91% from $169.9 million as of December 31, 2006, as further explained in the section of this discussion and analysis captioned “Capital Resources and Capital Adequacy Requirements.”

Short-term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2008, 2007 and 2006, we had $400,000, $32.3 million and $49.1 million, respectively, in interest-bearing deposits in other financial institutions. Also, we had $24.5 million, $19.9 million and $51.2 million in securities purchased under agreements to resell as of those same dates, respectively. On a fully taxable equivalent basis, the yield on interest-bearing deposits, purchased securities under agreements to resell and federal funds sold was 2.55%, 5.83% and 5.46% for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and a portion of securities we intend to hold until maturity, or “held-to-maturity securities.” The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss). Held-to-maturity securities are presented at amortized cost.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available–for–Sale		Held–to–Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008:
U.S. government agencies obligations	$27,524	$27,771	$2,457	$2,462	$—	$—	$29,981	$30,233
Collateralized mortgage obligations	442,509	423,727	105,307	104,796	—	—	547,816	528,524
Mortgage-backed securities	279,855	288,012	25,034	25,632	—	—	304,889	313,645
Commonwealth of Puerto Rico obligations	5,546	5,564	—	—	—	—	5,546	5,564
US Corporate Notes	7,975	5,941	—	—	—	—	7,975	5,941
Other investments	—	—	—	—	14,932	14,932	14,932	14,932
Total	$763,409	$751,017	$132,798	$132,891	$14,932	$14,932	$911,140	$898,839
December 31, 2007:
U.S. government agencies obligations	$129,020	$129,398	$2,775	$2,762	$—	$—	$131,795	$132,160
Collateralized mortgage obligations	404,804	404,856	23,421	23,092	—	—	428,225	427,948
Mortgage-backed securities	163,552	164,390	4,649	4,598	—	—	168,201	168,988
Commonwealth of Puerto Rico obligations	5,616	5,716	—	—	—	—	5,616	5,716
US Corporate Notes	3,000	2,744	—	—	—	—	3,000	2,744
Other investments	—	—	—	—	13,354	13,354	13,354	13,354
Total	$705,992	$707,104	$30,845	$30,452	$13,354	$13,354	$750,191	$750,910
December 31, 2006:
U.S. government agencies obligations	$178,533	$176,255	$3,165	$3,072	$—	$—	$181,698	$179,327
Collateralized mortgage obligations	305,044	300,192	29,878	29,142	—	—	334,922	329,333
Mortgage-backed securities	49,628	49,149	5,390	5,260	—	—	55,018	54,409
Commonwealth of Puerto Rico obligations	9,518	9,563	—	—	—	—	9,518	9,563
Other investments	—	—	—	—	4,329	4,329	4,329	4,329
Total	$542,723	$535,159	$38,433	$37,474	$4,329	$4,329	$585,485	$576,962

During 2008, our investment portfolio increased by approximately $147.4 million to $898.7 million, from $751.3 million as of December 31, 2007.  This increase was primarily due to the net effect of:

(i)	the purchase of $464.8 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note;

(ii)	prepayments of approximately $137.8 million on mortgage-backed securities and FHLB obligations;

(iii)	$144.8 million in US government agencies, PR bonds, and private label collateral mortgage obligations that matured or were called-back during the year;

(iv)	the sale of $10.0 million in a US agencies note, and $8.9 million in a US agencies mortgage-backed security, both sold in an effort to improve our net interest margin, as previously mentioned; and

(v)	a decrease of $13.5 million in the market valuation on securities available for sale.

During 2007, the investment portfolio increased by approximately $173.4 million to $751.3 million as of December 31, 2007, from $577.9 million as of December 31, 2006.  The increase during 2007 was primarily due to the net effect of:

(i)	the purchase of $315.2 million in mortgage-backed securities and $3.0 million in corporate debt;

(ii)	prepayments of approximately $104.7 million on mortgage-backed securities and FHLB obligations; and

(iii)	$52.7 million in a FNMA note and various US and Puerto Rico government agencies obligations that matured or were called-back during the year.

As part of our investment strategy, we analyze different market opportunities in an attempt to improve the investment portfolio’s average yield and to maintain an adequate average life.  During the second half of 2007, the market presented some good investment opportunities as a result of the liquidity crises faced by some banks and brokers in the mainland, which made them sell part of their investment securities portfolios at wider spreads to reduce their total assets.  We were able to acquire securities that improved our average yield and extended the average maturity of the portfolio.  For the year ended December 31, 2007, we purchased approximately $318.2 million in mortgage-backed securities and corporate debt with an estimated average life of approximately 7.8 years and an estimated average yield of 6.02%.  Purchased mortgage-backed securities included approximately $172.0 million in US agency obligations guaranteed by the US government sponsored enterprises and $142.2 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics.

During 2008, we continued analyzing different market opportunities to reposition our investment portfolio in an attempt to improve its average yield and to maintain an adequate average life.   During 2008, we were able to purchase approximately $464.8 million in mortgage-backed securities, FHLB obligations, Puerto Rico government agencies obligations, and a corporate note, all with an estimated average life of approximately 5.0 years and an estimated average yield of 5.4%. Purchased mortgage-backed securities totaled $408.1 million and included approximately $167.5 million in mortgage back securities issued by US government agencies and by US government sponsored enterprises, $127.0 million in collateralized mortgage obligations guaranteed by US government agencies and by US government sponsored enterprises, and $113.6 million in private label collateral mortgage obligations with FICO scores and loan-to-values similar to FNMA and FHLMC underwriting standards and characteristics.

For the year ended December 31, 2008, after the above-mentioned transactions, the estimated average maturity of the investment portfolio was approximately 5.7 years and the average yield was approximately 5.2%, compared to an estimated average maturity of 4.8 years and an average yield of 5.06% for 2007, and an estimated average maturity of 3.2 years and an average yield of 4.64% for the year ended December 31, 2006.

With the assistance of a third party provider, we reviewed the investment portfolio as of December 31, 2008 using cash flow and valuation models and considering the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, for applicable securities.

During the review, the company identified securities with characteristics that warranted a more detailed analysis:

(i)	One security for $1.1 million is a non-rated Trust Preferred Stock (“TPS”). For the TPS, the company reviewed the current performance of the security and the current financial position of the issuer.

(ii)
Sixteen are private label mortgage-backed securities (“MBS”) amounting to $44.4 million that have mixed credit ratings or other special characteristics. For each one of the MBS, the company reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  We determined that, as of December 31, 2008, the estimated present value of all expected cash flows of these investments was at or above their book value.  Some of the analysis performed to the downgraded mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.	projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following three years;

f.	a mortgage loan Conditional Prepayment Rate (“CPR”) speed equal to the approximately last six months average for each security;

g.	projected total future deal loss based on the previous conservative assumptions;

h.	excess credit support protection;

i.	projected tranche dollar loss; and

j.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, the company concluded that no other than temporary impairment needs to be recorded for this reporting period.  For more information on fair market value of investment securities please refer to “Note 4 – Investment Securities Available for Sale” and “Note 5 – Investment Securities Held to Maturity” to our consolidated financial statements included herein.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Year ended December 31, 2008
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available–for–sale:(1)(2)
U.S. government agencies obligations	$21,221	4.31%	$6,551	5.23%	$—	—%	$—	—%	$27,772	4.53%
Mortgage backed securities(3)	1	6.62	72,444	4.80	188,289	5.17	27,278	5.63	288,012	5.12
Collateral mortgage obligations(3)	30,412	4.60	254,582	5.10	110,957	5.60	27,776	5.84	423,727	5.25
Commonwealth of Puerto Rico obligations	205	5.82	5,360	4.75	—	—	—	—	5,565	4.79
Us Corporate Notes	5,941	5.01	—	—	—	—	—	—	5,941	5.01
Total investments available-for-sale	$57,780	4.54%	$338,937	5.03%	$299,246	5.33%	$55,054	5.74%	$751,017	5.17%

Investments held–to–maturity:(2)
U.S. government agencies obligations	$2,457	3.95%	$—	—%	$—	—%	$—	—%	$2,457	3.95%
Mortgage backed securities(3)	—	—	—	—	25,034	4.95	—	—	25,034	4.95
Collateral mortgage obligations(3)	1,584	3.95	65,894	5.57	37,829	5.11	—	—	105,307	5.38
Total investments held-to-maturity	$4,041	3.95%	$65,894	5.57%	$62,863	5.05%	$—	—%	$132,798	5.27%

Other Investments:
FHLB stock	$14,322	3.50% %	$—	—%	$—	—%	$—	—%	$14,322	3.50%

Investment in statutory trust	—	—	—	—	—	—	610	4.72	610	4.72
Total other investments	$14,322	3.50% %	$—	—%	$—	—%	$610	4.72%	$14,932	3.55%
Total investments	$76,143	4.31% %	$404,831	5.12%	$362,109	5.28%	$55,664	5.73%	$898,747	5.16%
__________
(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is tax exempt because 99.59% of these securities are held in our IBEs.  The yields shown in the above table are not calculated on a fully taxable equivalent basis.

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above.  As of December 31, 2008, our investment in other earning assets included $14.3 million in FHLB stock and $610,000 equity in our statutory trust.  The following table presents the balances of other earning assets as of the dates indicated:

	Year Ended December 31,
Type	2008	2007	2006
	(In thousands)
Statutory trusts	$610	$610	$611
FHLB stock	14,322	12,744	3,718
Total	$14,932	$13,354	$4,329

Dividends on FHLB stock amounted to $827,000, $393,000 and $528,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases.  The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.9 million, $1.4 million, $879,000, $936,000 and $2.7 million as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Real estate secured	$979,496	$900,036	$813,615	$658,123	$516,542
Leases	267,325	385,390	443,311	487,863	459,251
Other commercial and industrial	263,332	302,530	297,512	272,205	243,603
Consumer	49,415	57,745	60,682	63,980	74,755
Real estate – construction	220,579	203,344	126,241	82,468	79,334
Other loans(1)	2,146	6,850	5,015	5,336	6,134
Gross loans and leases	$1,782,293	$1,855,895	$1,746,376	$1,569,975	$1,379,619
Plus: Deferred loan costs, net	455	2,366	4,880	7,442	6,480
Total loans, including deferred loan costs, net	$1,782,748	$1,858,261	$1,751,256	$1,577,417	$1,386,099
Less: Unearned income	(569)	(1,042)	(1,297)	(1,157)	(1,170)
Total loans, net of unearned income	$1,782,179	$1,857,219	$1,749,959	$1,576,260	$1,384,929
Less: Allowance for loan and lease losses	(41,639)	(28,137)	(18,937)	(18,188)	(19,039)
Loans, net	$1,740,540	$1,829,082	$1,731,022	$1,558,072	$1,365,890
__________
(1)	Other loans are comprised of overdrawn deposit accounts.

As of December 31, 2008, 2007 and 2006, our total loans and leases, net of unearned income, were $1.782 billion, $1.857 billion and $1.750 billion, respectively.  The decrease in our loan volume during 2008 mainly resulted from the contraction of our leasing business, as explained further below. During 2007, the increase in our loan volume resulted from the organic growth of our operations.  Our total loans and leases, net of unearned income as a percentage of total assets was 62.4%, 67.6% and 70.0% as of December 31, 2008, 2007 and 2006, respectively.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes.  The properties may be either owner-occupied or for investment purposes.  Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993.  The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt.  On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%.  In some instances, additional forms of collateral or guaranties are obtained.  Loans secured by real estate, excluding construction loans, equaled $979.5 million, $900.0 million and $813.6 million as of December 31, 2008, 2007 and 2006, respectively.  The volume of our real estate loans has increased as a result of our organic growth.  Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 55.0% in 2008, from 48.4% in 2007, and from 46.6% in 2006.

Loans secured by real estate included residential mortgages amounting to $125.6 million as of December 31, 2008, which increased by $18.6 million, or by 17.40%, when compared to $106.9 million as of December 31, 2007, after increasing by $30.7 million, or by 40.21%, from $76.3 million as of December 31, 2006.  These increases in residential mortgages mainly resulted from our strategy of expanding our residential mortgage operations to take advantage of opportunities in this area on the Island.

Lease financing contracts consist of automobile and equipment leases made to individuals and corporate customers.  Our leasing production is concentrated on automobile leasing.  For 2008, approximately 62.85% of our lease financing contracts originations were for new automobiles, approximately 35.27% were for used automobiles and the remaining 1.88% consisted primarily of construction and medical equipment leases.  Our portfolio of lease financing contracts decreased to $267.3 million as of December 31, 2008, from $385.4 million as of December 31, 2007 and from $443.3 million as of December 31, 2007 and 2006, respectively.    The decrease in our lease portfolio during 2008 and 2007 resulted from our decision to strategically pare back our automobile leasing operations upon the continuous economic distress and the deterioration of our lease portfolio during previous fiscal years.  During 2008, the decrease in our leasing portfolio includes the sale of $37.7 million in March 2008, as previously mentioned.  Occasionally, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases we sold.  Lease financing contracts, as a percentage of total loans and leases were 15.0%, 20.8% and 25.4% at the end of 2008, 2007 and 2006, respectively.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory.  Other commercial and industrial loans amounted to $263.3 million as of December 31, 2008, compared to $302.5 million and $297.5 million as of December 31, 2007 and 2006, respectively.  During 2008, the decrease in other commercial and industrial loans was totally offset by an increase in commercial loans secured by real estate, resulting in a net increase of $20.0 million in total commercial loans. These were organic changes to the portfolio. During 2007 and 2006, other commercial and industrial loans remained relatively stable.  Other commercial and industrial loans as a percentage of total loans were 14.8%, 16.3% and 17.0% at the end of 2008, 2007 and 2006, respectively.

Construction loans secured by real estate totaled $220.6 million, $203.3 million and $126.2 million as of December 31, 2008, 2007 and 2006, respectively.  Construction loans secured by real estate as a percentage of total loans and leases were 12.4%, 11.0% and 7.2% for those same periods, respectively.  The increase in construction loans secured by real estate during 2008 resulted from disbursements on loan commitments we made during or before year 2007, while during 2007, it resulted from of our organic growth.  Our construction loan portfolio is mainly comprised of loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property.  We did not make any new construction loans during year 2008.

Consumer loans have historically represented a small part of our total loan and lease portfolio.  The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit.  We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers.  As a result, repayment on this portfolio has generally exceeded or equaled origination, except for 2004, when we acquired consumer loans in connection with our acquisition of BankTrust.  Consumer loans as a percentage of total loans and leases were 2.9%, 3.2% and 3.5% at the end of 2008, 2007 and 2006, respectively.  Consumer loans as of December 31, 2008, 2007 and 2006 included a boat portfolio of $30.3 million, $35.0 million and $37.4 million, respectively; $10.0 million, $13.4 million and $13.8 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.1 million, $9.3 million and $9.5 million, respectively.

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

The following table shows our maturity distribution of loans and leases, including loans held for sale of $1.9 million, as of December 31, 2008, excluding non-accrual loans amounting to $141.3 million as of the same date.  As of December 31, 2008, 73.63% of our non-consumer loan portfolio is comprised of floating rate loans, which are primarily comprised of both commercial and industrial loans and commercial real estate loans.  Residential mortgage loans are included in the real estate - secured category in the following table.

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate(2)	Fixed Rate	Floating or Adjustable Rate(2)	Total
	(In thousands)
Real estate — construction	$147,637	$1,332	$57,000	$-	$-	$205,969
Real estate — secured	266,577	211,656	235,652	131,816	30,095	875,796

Other commercial and industrial	179,146	28,172	33,980	251	7,279	248,828
Consumer	10,735	9,258	1,153	26,582	-	47,728
Leases	23,244	223,294	-	15,786	-	262,324
Other loans	2,103	-	-	-	-	2,103
Total	$629,442	$473,712	$327,785	$174,435	$37,374	$1,642,748
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $212.6 million as of December 31, 2008.

(2)	Most of our floating or adjustable rate loans are pegged to Prime or LIBOR interest rates.

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

The following table sets forth the amounts of nonperforming assets (net of the portion guaranteed by the United States government) as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$22,590	$29,075	$12,723	$8,560	$8,365
Nonaccrual loans	141,304	68,990	37,255	27,703	32,168
Total nonperforming loans	163,894	98,065	49,978	36,263	40,533
Other real estate owned	8,759	8,125	3,629	1,542	2,875
Other repossessed assets	4,747	5,409	9,419	7,975	3,566
Total nonperforming assets	$177,400	$111,599	$63,026	$45,780	$46,974
Nonperforming loans to total loans and leases, net of unearned	9.19%	5.28%	2.85%	2.30%	2.92%
Nonperforming assets to total loans and leases, net of unearned, plus repossessed property	9.87	5.96	3.57	2.89	3.37
Nonperforming assets to total assets	6.20	4.06	2.52	1.91	2.23

We continually review present and estimated future performance of the loans and leases within our portfolio and risk-rate such loans in accordance with a risk rating system.  More specifically, we attempt to reduce the exposure to risks through: (1) reviewing each loan request and renewal individually; (2) utilizing a centralized approval system for all unsecured and secured loans; (3) strictly adhering to written loan policies; and (4) conducting an independent credit review.  In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

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

Nonperforming loans amounted to $163.9 million as of December 31, 2008, compared to $98.1 million as of December 31, 2007 and $50.0 million as of December 31, 2006.

The increase in nonperforming loans during 2008 was mainly due to the net effect of a $72.3 million increase in nonaccrual loans and a $6.5 million decrease in loans 90 days or more past due still accruing interest.  During 2008, the $72.3 million increase in nonaccrual loans during 2008 was mainly due to the combined effect of a $34.2 million increase in construction loans; $21.0 million increase in other commercial and industrial loans; and a $17.2 million increase in commercial loans secured by real estate.  The decrease in loans 90 days or more past due still accruing interest was mainly due to the net effect of:  a $10.1 million decrease in construction loans; a $4.9 million increase in mortgage loans; and a $2.0 million decrease in commercial loans secured by real estate.

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

Repossessed assets remained at $13.5 million as of December 31, 2008 and 2007, compared to $13.0 million as of December 31, 2006.  Changes in repossessed assets were mainly attributable to the combined effect of:

(i)
an increase of $634,000 in other real estate owned (“OREO”) during 2008 resulting from the net effect of the sale of 25 properties and the foreclosure of 16 properties, including the sale of 18 land lots in the amount of $1.1 million, which had been repossessed from a commercial customer during the fourth quarter of 2007; and a $4.5 million increase in OREO during 2007 resulting from the net effect of the sale of 7 properties and the foreclosure of 29 properties.

(ii)
a decrease of $662,000 in other repossessed assets during 2008, mainly in repossessed equipment, compared to a $4.0 million decrease during 2007.  As previously mentioned, during 2008 and 2007, we sold 1,434 vehicles and 1,855 vehicles, respectively, and repossessed 1,406 vehicles and 1,616 vehicles, respectively, decreasing our inventory of repossessed vehicles to 297 units as of December 31, 2008, from 325 units as of December 31, 2007, and from 564 units as of December 31, 2006.  During the same years, we sold 23 boats and 18 boats, respectively, and repossessed 20 boats and 16 boats, respectively, decreasing our inventory of repossessed boats to 15 units as of December 31, 2008, from 18 units as of December 31, 2007, and from 20 units as of December 31, 2006.

As of December 31, 2008, 2007 and 2006, other repossessed assets were comprised of:  repossessed vehicles amounting to $3.5 million, $4.3 million and $8.3 million, respectively; repossessed boats amounting to $1.2 million, $991,000 and $1.1 million, respectively; and repossessed equipment amounting to $6,000, $88,000 and $39,000, respectively.  The decrease in repossessed vehicles during 2008 and 2007 was mainly attributable to our strategy of being more aggressive in the sale of repossessed vehicles.  As previously mentioned, this strategy resulted in a significant reduction in the number of repossessed vehicles in inventory.

As of December 31, 2008, our OREO consisted of 36 properties with an aggregate value of $8.8 million, compared to 45 properties with an aggregate value of $8.1 million as of December 31, 2007, and 18 properties with an aggregate value of $3.6 million as of December 31, 2006.

Allowance for Loan and Lease Losses

We have established an allowance for loan and lease losses to provide for loans and leases in our portfolio that may not be repaid in their entirety.  The allowance is based on our regular, monthly assessments of probable estimated losses inherent in the loan and lease portfolio.  Our methodology for measuring the appropriate level of the allowance relies on several key elements, as discussed below, and specific allowances for identified problem loans and portfolio segments.

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

Each component would normally have similar characteristics, such as classification, type of loan or lease, industry or collateral.  As needed, we separately analyze the following components of our portfolio and provide for them in our allowance:

•	credit quality;

•	sufficiency of credit and collateral documentation;

•	proper lien perfection;

•	appropriate approval by the loan officer and the loan committees;

•	adherence to any loan agreement covenants; and

•	compliance with internal policies, procedures, laws and regulations.

For the general portion of our allowance, we follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.  The general portion of our allowance is calculated by applying loss factors to all categories of unimpaired loans and leases outstanding in our portfolio.  We use historic loss rates determined over a period of 1 to 5 years, which, at least on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition.

The resulting loss factors are then multiplied against the current period’s balance of unimpaired loans outstanding to derive an estimated loss.  Rates for each pool are based on those factors management believes are applicable to that pool.  When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

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

On a quarterly basis, a risk percentage is assigned to each environmental factor based on our judgment of the risks over each loan category.  The result of our assumptions is then applied to the current period’s balance of unimpaired loans outstanding to derive the probable effect these current internal and external environmental factors could have over the general portion of our allowance.  The net allowance resulting from this procedure is included as an additional component in the evaluation of the adequacy of our allowance.

In addition to our general portfolio allowance, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss have been incurred.  This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  For impaired commercial and construction business relationships with aggregate balances exceeding $150,000, we measure the impairment following the guidance of SFAS No. 114.

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

Consumer loans, leases and residential mortgages with a loan-to-value over 60% that are more than 90 days delinquent are subject to an additional allowance.  Commercial and construction loans that reach 90 days of delinquency, or earlier if deemed appropriate by management, are subject to review by the Loan Review Department including, but not limited to, a review of financial statements, repayment ability and collateral held.  In connection with this review, the Loan Review Department will determine what economic factors may have led to the change in the client’s ability to service the obligation, and this in turn may result in an additional review of a particular sector of the economy.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,834,281	$1,804,099	$1,663,330	$1,487,850	$1,217,723
Total loans and leases outstanding at end of period	1,784,052	1,858,579	1,750,838	1,577,196	1,387,613
Allowance for loan and lease losses:
Allowance at beginning of period	28,137	18,937	18,188	19,039	9,394
Charge-offs:
Real estate — secured	8,748	372	685	–	5
Commercial and industrial	7,461	3,122	3,050	4,848	3,329
Consumer	2,129	1,699	1,978	2,600	1,196
Leases	12,508	12,680	12,927	8,991	5,806
Other loans	268	398	149	150	164
Total charge-offs	31,114	18,271	18,789	16,589	10,500
Recoveries:
Real estate — secured	21	52	11	–	–
Commercial and industrial	737	319	534	486	154
Consumer	322	319	465	256	233
Leases	1,213	1,410	1,604	2,210	1,741
Other loans	9	23	21	11	15
Total recoveries	2,302	2,123	2,635	2,963	2,143
Net loan and lease charge-offs	28,812	16,148	16,154	13,626	8,357
Provision for loan and lease losses	42,314	25,348	16,903	12,775	7,100
Allowance of acquired bank — BankTrust (2004)	-	-	-	–	10,902
Allowance at end of period	$41,639	$28,137	$18,937	$18,188	$19,039
Ratios:
Net loan and lease charge-offs to average total loans	1.57%	0.90%	0.97%	0.92%	0.69%
Allowance for loan and lease losses to total loans at end of period	2.33	1.51	1.08	1.15	1.37
Net loan and lease charge-offs to allowance for loan losses at end of period	69.19	57.39	85.30	74.92	43.89
Net loan and lease charge-offs to provision for loan and lease losses	68.09	63.71	95.57	106.66	117.70

The allowance for loan and lease losses increased by 48.0%, or $13.5 million, to $41.6 million as of December 31, 2008, after increasing by 48.6%, or $9.2 million, to $28.1 million as of December 31, 2007, from $18.9 million in 2006.  The allowance for loan and lease losses as a percentage of total loans and leases increased to 2.33% at the end of year 2008, from 1.51% in 2007 and 1.08% in 2006.  We consider that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.  The increase in the allowance for loan and lease losses during 2008 was primarily related to our commercial and construction loan portfolios, which reported further deterioration due to current economic conditions resulting in higher credit losses and increased specific allowances on impaired loans, as previously mentioned.  The allowance for loan and lease losses is affected by net charge-offs, loan portfolio balance, and also by the provision for loan and lease losses for each related period, which, during 2008 and 2007, was certainly impacted by the overall economic conditions.  During 2007, the increase in the allowance for loan and lease losses was mainly caused by three business relationships, which became impaired during the third quarter of 2007 and required a specific allowance of $4.5 million, as previously mentioned.  As of December 31, 2008, 2007 and 2006, impaired loans amounted to $264.2 million, $84.4 million and $39.2 million, respectively, with related specific allowances amounting to $22.4 million, $9.5 million and $2.2 million for those same periods. Net charge-offs were $28.8 million, $16.1 million and $16.2 million in 2008, 2007 and 2006, respectively.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due.  This is done based on our historical lease loss experience during the previous calendar year.  For each of the years ended December 31, 2008, 2007 and 2006, we used a historical loss ratio in lease finance contracts of approximately 28%, 23% and 20%, respectively.  For the years ended December 31, 2008, 2007 and 2006, approximately $2.1 million, $1.8 million and $2.5 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that are over 365 days past due at the end of each quarter.    For the years ended December 31, 2008, 2007 and 2006, approximately $986,000, $838,000 and $781,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio.  The net charge-off ratio on the leasing business was 3.57%, 2.71% and 2.40% for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase in the net charge-off ratio on the leases business during 2008 and 2007 was mainly due to a decrease in our lease portfolio.  The amount of net charge-offs in our leasing portfolio remained at $11.3 million between the years ended December 31, 2006 and 2008.  Our lease portfolio decreased to $267.3 million as of December 31, 2008, from $385.4 million as of December 31, 2007, and from $443.3 million at the end of year 2006.  We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Net charge-offs as a percentage of average loans was 1.57%, 0.90% and 0.97% for the years 2008, 2007 and 2006, respectively.  Net charge-offs as a percentage of provision for loan and lease losses was 68.09% as of December 31, 2008, compared to 63.71% as of December 31, 2007 and 95.57% in 2006.  The change in these ratios during 2008 was impacted by the increased net charge-offs in our commercial loan portfolio, increased nonperforming loans, delinquencies, and adverse classifications in our commercial and construction loans portfolios, mainly driven by the overall condition of the economy, as previously mentioned.

Net charge offs as a percentage of our year end portfolio balance, or “net loss experience,” has averaged 0.65% for our commercial loan portfolio over the past three years.  For our commercial loan portfolio, we maintain an allowance equal to 1.93% of its outstanding balance.

Our consumer loan portfolio, excluding boat financing, has averaged a 3.79% net loss experience over the past three years.  For our consumer loan portfolio, excluding boat financing, we maintain an allowance equal to 4.71% of its outstanding balance.

Our construction loan portfolio has averaged a 0.26% net loss experience over the last year.  For this portfolio, we maintain an allowance equal to 3.42% of its outstanding balance.

As previously mentioned, the net charge-off ratio on the leasing business was 3.57% over the last year.  We maintain an allowance equal to 3.76% of the outstanding balance of this portfolio.

Our boat financing portfolio has averaged a 1.93% net loss experience over the past two years.  We maintain an allowance equal to 2.14% of the outstanding balance of this portfolio.

Our mortgage portfolio has averaged a 0.07% net loss experience over the past three years.  We maintain an allowance equal to 0.53% of the outstanding balance of this portfolio.

The table below presents an allocation for the allowance for loan and lease losses among the various loan categories and sets forth the percentage of loans and leases in each category to gross loans or leases.  While the table presents the allowance for loan and lease losses in different portfolio components, it is available to absorb all credit losses inherent in our portfolio.  The allocation of the allowance for loan and lease losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions:

	As of December 31,
	2008		2007		2006		2005		2004
	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)	Amt.	Loan Category to Gross Loans(1)
	(Dollars in thousands)
Allocated:
Real estate — construction	$7,533	12.38%	$1,263	10.96%	$610	7.23%	$714	5.25%	$1,200	5.75%
Real estate — secured	1,342	54.96	1,301	48.49	525	46.60	1,137	41.92	1,997	37.44
Commercial and industrial	20,817	14.77	12,760	16.30	4,836	17.03	4,597	17.34	6,470	17.66
Consumer	1,663	2.77	1,520	3.11	1,433	3.47	1,499	4.08	3,239	5.42
Leases	10,056	15.00	11,041	20.77	11,089	25.38	9,701	31.07	3,815	33.29
Other loans	228	0.12	252	0.37	436	0.29	212	0.34	134	0.44
Unallocated	—	—	—	—	8	—	328	—	2,184	—
Total allowance for loan and lease losses	$41,639	100.00%	$28,137	100.00%	$18,937	100.00%	$18,188	100.00%	$19,039	100.00%
__________
(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $34.5 million as of December 31, 2008, compared to $33.1 million and $14.9 million at the end of year 2007 and 2006, respectively.  The increase in nonearning assets during 2008 was mainly related to the construction of the Aguadilla Branch, which we completed in February 2009.  During 2007, the increase in nonearning assets was primarily attributable to the purchase of land and an office building to serve as our new headquarters.

We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds.  Average deposits for the years ended December 31, 2008, 2007 and 2006 were $2.018 billion, $1.893 billion, and $1.739 billion, respectively. The increase in average deposits for 2008 and 2007 was mainly concentrated in broker deposits.  The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$113,275	5.61%	–%	$119,004	6.29%	–%	$128,551	7.39%	–%
Money market deposits	18,983	0.94	3.16	18,361	0.97	2.90	25,470	1.46	2.29
NOW deposits	45,633	2.26	2.55	47,068	2.49	2.23	46,330	2.66	2.23
Savings deposits	117,857	5.84	2.26	141,120	7.45	2.48	184,824	10.63	2.37
Broker certificates of deposits in denominations of less than $100,000	1,361,382	67.46	4.49	1,239,759	65.47	5.16	1,035,876	59.60	4.78
Broker certificates of deposits in denominations of $100,000 or more(1)	533	0.03	6.75	500	0.03	6.40	709	0.04	4.51
Time certificates of deposit in denominations of $100,000 or more	261,094	12.94	4.15	235,683	12.45	5.11	203,818	11.72	4.34
Other time deposits	99,280	4.92	4.10	91,887	4.85	4.37	113,097	6.50	3.70
Total deposits	$2,018,037	100.00%		$1,893,382	100.00%		$1,738,675	100.00%
__________
(1)
Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “brokered certificates of deposits in denominations of less than $100,000.”

Total deposits as of December 31, 2008, 2007 and 2006 were $2.084 billion, $1.993 billion and $1.905 billion, respectively, representing an increase of $91.3 million, or 4.58%, in 2008 and $87.7 million, or 4.60%, in 2007.  The following table presents the composition of our deposits by category as of the dates indicated:

	As of December 31,
	2008	2007	2006
	(In thousands)
Interest bearing deposits:
Now and money market	$59,309	$60,893	$62,673
Savings	104,424	131,604	156,069
Broker certificates of deposits in denominations of less than $100,000	1,423,209	1,336,060	1,225,656
Broker certificates of deposits in denominations of $100,000 or more(1)	605	500	500
Time certificates of deposits in denominations of $100,000 or more	278,384	251,361	224,741
Other time deposits in denominations of less than $100,000 and IRAs	109,732	92,545	95,396
Total interest bearing deposits	$1,975,663	$1,872,963	$1,765,035
Plus: non interest bearing deposits	108,645	120,083	140,321
Total deposits	$2,084,308	$1,993,046	$1,905,356
__________
(1)
Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “brokered certificates of deposits in denominations of less than $100,000.”

In addition to the deposits we generate locally, we have also accepted broker deposits to augment retail deposits and to fund asset growth.  There is fierce competition for core deposits on the Island.  As a result, replacing called-back broker deposits was an attractive funding strategy, lowering funding costs when compared to the unusually higher rates offered locally for time deposits.  As previously mentioned, during 2008, we replaced callable broker deposits in an attempt to control increases in our funding cost, as follows:  $162.4 million during the first quarter of 2008 that paid an average rate of 5.50%; and $105.7 million between May 2008 and July 2008 that paid an average rate of 5.37%.  We did not call back any broker deposits during the fourth quarter of 2008.  Because broker deposits are generally more volatile and interest rate sensitive than other sources of funds, management closely monitors growth in this category.

As previously mentioned, we heavily rely on broker deposits as a short-term funding source to meet its liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under the regulatory framework for prompt corrective action, we could be restricted in using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation.  Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.  In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures.  This could materially impact our liquidity position.  As of December 31, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

The following table sets forth the amount and maturities of the time deposits in denominations of $100,000 or more and broker deposits, regardless the denomination, as of the dates indicated, excluding individual retirement accounts:

	As of December 31,
	2008	2007	2006
	(In thousands)
Three months or less	$593,140	$360,168	$547,987
Over three months through six months	257,102	318,440	294,980
Over six months through 12 months	316,292	195,976	188,838
Over 12 months	535,664	713,337	419,092
Total	$1,702,198	$1,587,921	$1,450,897

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (“FDIC”) to place restrictions on interest rates that institutions may pay.  On February 3, 2009, the FDIC released a proposed rule to implement new interest rate restrictions on institutions that are not “well-capitalized.”  The proposed rule would limit the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Although we continue to be “well-capitalized,” these restrictions, if they become applicable, could materially impact our ability to generate sufficient deposits to maintain an adequate liquidity position.

Other Sources of Funds

The strong competition for core deposits on the Island made other short-term borrowings an attractive funding alternative.  During 2008, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 5.01%, from 6.95% and 7.17% for the year 2007 and 2006, respectively.  Average other borrowings increased to $571.6 million for the year ended December 31, 2008, compared to $397.5 million and $499.3 million for the year 2007 and 2006, respectively.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB.  These repurchase transactions generally have maturities of one month to less than five years.  The following table summarizes certain information with respect to securities under agreements to repurchase for years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at period-end	$556,475	$496,419	$365,664
Maximum aggregate balance outstanding at any month-end	583,205	496,419	501,182
Average monthly aggregate balance outstanding during the period	526,758	372,935	432,459
Weighted average interest rate for the year	3.61%	5.04%	4.94%
Weighted average interest rate for the last month of the year	3.60%	4.60%	5.27%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity.  The following table provides a summary of FHLB advances for years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at period-end	$15,398	$30,454	$8,707
Maximum amount outstanding at any month-end	30,449	30,454	121,292
Average balance during the period	24,140	3,668	19,016
Weighted average interest rate for the year	2.99%	5.26%	5.06%
Weighted average interest rate for the last month of the year	3.05%	4.64%	5.51%

Notes Payable to Statutory Trusts

For more detail on notes payable to statutory trusts please refer to the business section of this Annual Report on Form 10-K captioned “Eurobank Statutory Trust I and II” and the “Note 16 – Note Payable to Statutory Trust” to our consolidated financial statements.

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

Level 2. Level 2 inputs are those other than unadjusted quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than unadjusted quoted prices, such as interest rates; foreign exchange rates; and yield curves that are observable at commonly quoted intervals.

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

As of December 31, 2008, we had $751.1 million and $110,000 in assets and liabilities measured on a recurring basis, respectively, of which $530.5 million in assets and all liabilities were classified within Level 2 of the hierarchy. Remaining assets measured on a recurring basis were classified within Level 3 of the hierarchy. As of the same date, we had $95.2 million in assets measured on a non-recurring basis, of which $60.1 million and $35.1 million were Level 2 and Level 3 assets, respectively. The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of December 31, 2008 included $751.0 million in securities available for sale. On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale. Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%. For mortgage-backed securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs). As of December 31, 2008, we owned a preferred security that was issued under the rule 144 A under the Securities Act of 1993. The quarterly dividends of this security are current but the security does not have an active secondary market. On a quarterly basis, we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity (Level 3 inputs).

Significant inputs considered to determine the fair value of securities available for sale include the market yield curve, credit rating of issuer and collateral. A change in the slope or an increase in the market yield curve, or deterioration of the issuer’s credit rating or collateral, can significantly reduce the fair market value of securities available for sale. Also, a change in the slope or a decrease in the market yield curve, or an upgrade of the issuer’s credit rating or collateral, can significantly increase the fair market value of securities available for sale. Changes in the fair market value of securities available for sale are reported as part of total stockholders’ equity in other comprehensive income. A decrease in the fair market value of securities available for sale can reduce our liquidity levels adversely impacting our borrowing capacity and reducing our total capital. On the contrary, an increase in the fair market value of securities available for sale can augment our liquidity levels positively impacting our borrowing capacity and increasing our total capital. For more information on the fair value of assets and liabilities please refer to “Note 27 – Fair Value” to our consolidated financial statements included herein.

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

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 capital includes common stockholders’ equity, the proceeds from our Series A Preferred Stock and the proceeds from our junior subordinated debentures (subject to certain limitations), less goodwill and disallowed deferred tax assets. Total capital represents Tier 1 plus the allowance for loan and lease losses (subject to certain limits).

As of December 31, 2008, 2007 and 2006, total stockholders’ equity was $156.6 million, $179.9 million and $169.9 million, respectively. Besides losses and earnings from operations, stock options exercised, and stock repurchases, our stockholders’ equity was also impacted by an accumulated other comprehensive loss of $12.4 million as of December 31, 2008, an accumulated other comprehensive gain of $1.1 million as of December 31, 2007, and an accumulated other comprehensive loss of $7.6 million for the year ended December 31, 2006. Also, during 2006, the Company’s stockholders’ equity was also affected by the cumulative effect of a $790,000 adjustment on the initial adoption of Staff Accounting Bulletin No. 108 (“SAB 108”) associated with an accounting error related to the application of the Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”), and FASB Technical Bulleting No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB85-3”). In addition, the following items also impacted our stockholders’ equity:

•
During 2008, a total of 407,000 stock options were exercised for the aggregate price of $2.0 million, as follows: 50,000 on January 31, 2008 at an aggregate exercise price of $250,000; and 357,000 in March 2008 at an aggregate exercise price of $1.8 million.

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

•
In an effort to improve our net interest margin, on December 18, 2006, we redeemed $25.8 million of floating rate junior subordinated deferrable interest debentures bearing an interest rate of 8.99% at the time of redemption, upon which Eurobank Statutory Trust I, one of our non-banking subsidiaries, redeemed $25.0 million in trust preferred securities. Up to December 18, 2006, we included these trust-preferred securities as part of our tier 1 capital. We believe that remaining supplemental capital raised in connection with the issuance of trust preferred securities from Eurobank Statutory Trust II will allow us to maintain our status as a well-capitalized institution and to sustain our loan growth. For more detail on notes payable to statutory trusts please refer to “Note 16 – Note Payable to Statutory Trust” to our consolidated financial statements.

•
During 2006, a total of 213,450 options were exercised for the aggregate exercise price of $879,765, as follows: 7,000 options on September 13, 2006 at an aggregate exercise price of $44,390; 56,450 options on June 30, 2006 at an aggregate exercise price of $336,625; and 150,000 options on February 27, 2006 at an aggregate exercise price of $498,750.

•	During 2006, we repurchased 488,477 shares for $5.5 million upon a stock repurchase program approved by our board of directors in October 2005, which expired in October 2006.

We are not aware of any material trends that could materially affect our capital resources other than those described in the section entitled “Risk Factors,” in this Annual Report on Form 10-K.

As of December 31, 2008, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action. However, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, we could be restricted in using broker deposits as a short-term funding source. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	≥ $ 162,752	≥ 8.00%	N/A
Eurobank	206,422	10.15	≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89	≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47	≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$224,873	10.79%	≥ $ 166,720	≥ 8.00%	N/A
Eurobank	224,137	10.76	≥ 166,719	≥ 8.00	≥ 208,399	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	198,793	9.54	≥ 83,360	≥ 4.00	N/A
Eurobank	198,057	9.50	≥ 83,360	≥ 4.00	≥ 125,039	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	198,793	7.55	≥ 105,308	≥ 4.00	N/A
Eurobank	198,057	7.52	≥ 105,282	≥ 4.00	≥ 131,603	≥ 5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$216,673	11.25%	≥ $154,038	≥ 8.00%	N/A
Eurobank	198,179	10.29	≥ 154,045	≥ 8.00	≥ 192,556	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	197,366	10.25	≥ 77,019	≥ 4.00	N/A
Eurobank	178,871	9.29	≥ 77,023	≥ 4.00	≥ 115,534	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	197,366	7.92	≥ 99,679	≥ 4.00	N/A
Eurobank	178,871	7.18	≥ 99,637	≥ 4.00	≥ 124,546	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basis Surplus” and defined as the portion of the bank’s funds maintained in short term investments and other marketable assets, less the liabilities’ portions secured by any of these assets to cover a portion of time deposits maturing in 30 days and a portion of the non-maturity deposits, expressed as a percentage of total assets. This Core Basis Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position. Two additional factors that will impact the magnitude of the Core Basic Surplus target are: 1) the available borrowing capacity at the Federal Home Loan Bank (FHLB), as represented by qualifying loans on the balance sheet, and 2) unused brokered time deposits’ capacity relative to the bank’s related policy limit on acceptable levels of these deposits. For this reason, current FHLB advances and broker time deposits availability are part of the bank's liquidity presentation. Our liquid assets at December 31, 2008, 2007 and 2006 totaled approximately $339.4 million, $239.8 million and $300.4 million, respectively. Our Core Basis Surplus liquidity level was 8.5%, 5.7% and 8.9% as of the same periods, respectively. The $99.6 million increase in our Core Basic Surplus liquidity level during 2008 was mainly attributable to the net effect of a $17.2 million increase in short-term investments, the net growth of $147.4 million in our investment portfolio by using portfolio repayments in addition to funding with broker deposits and securities sold under agreements to repurchase, which increased by $54.5 million. As of December 31, 2007, the decrease in our Core Basic Surplus liquidity level was mainly attributable to the reduction in interest-bearing deposits and short-term investments previously mentioned, and that the growth in the investment portfolio was funded mostly with repurchase agreements and other collateralized borrowings reducing the portion of unpledged securities to total assets when compared to December 31, 2006.

As mentioned above, in addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize FHLB advances and broker and out-of-market certificates of deposit to meet our liquidity needs. Other funding alternatives are borrowing lines with brokers and the Federal Reserve Bank of New York, and an unsecured line of credit with a correspondent bank.

In October 2008, the FDIC implemented its new Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the current rules, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to June 30, 2012, even if the maturity exceeds that date. Participants will have the option to issue non-guaranteed senior unsecured debt for a non-refundable fee of 37.5 basis points, provided that the debt has a term greater than three years. Participants will be charged a 75-basis point fee to protect their new debt issues (amounts paid as a non-refundable fee will be applied to offset this 75-basis point fee until the non-refundable fee is exhausted). Institutions are automatically enrolled in this program unless they choose to opt-out. Although the Company did not have any senior unsecured borrowings outstanding as of September 30, 2008, the Company did not opt-out of this program, which could provide coverage for future senior unsecured debt.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of December 31, 2008, we had FHLB borrowing capacity of $40.5 million, including FHLB advances and securities sold under agreements to repurchase. Also, as of the same date, we had $279.0 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities, which amounted $164.0 million as of December 31, 2008. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledged as collateral. Eurobank also maintains a pre-approved overnight borrowing line with a correspondent bank, which provided additional short-term borrowing capacity of $10.0 million as of December 31, 2008.

Our ability to meet our current obligations is dependent on our various sources of liquidity. As of December 31, 2008, we had, on a stand alone basis, $1.4 million of liquid assets available to meet our current obligations which consist primarily of interest payments on junior subordinated debentures and outstanding preferred stock. In the event that we become less than “well-capitalized” for regulatory capital purposes, we would become subject to certain interest rate restrictions that we are permitted to pay on various deposit sources and Eurobank may become prohibited from paying dividends to us. These restrictions could impact our ability to meet our current obligations and may require that we elect to defer quarterly interest payments on our outstanding junior subordinated debentures in order to preserve our liquidity and capital positions.

As previously mentioned, we heavily rely on broker deposits as a short-term funding source to meet its liquidity needs. Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets, which may force us to pay above-market interest rates to retain these deposits, reducing our net interest spread and net interest margin. In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market. In addition, if our capital ratios fall below the levels necessary to be considered “well-capitalized” under the regulatory framework for prompt corrective action, we could be restricted in using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation. Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources. In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures.

As indicated above, our liquidity sources are comprised primarily of secured funding outlets, such as the FHLB and Federal Reserve Bank, and deposits originated through Eurobank’s branch network and from broker deposits. There can be no assurance that actions by the FHLB or FRB would not reduce Eurobank’s borrowing capacity or that we would be able to continue to replace deposits at competitive rates. As previously mentioned, if our capital ratio falls below “well-capitalized,” we would need regulatory consent before accepting brokered deposits. Over the next 12 months, approximately $922.0 million of broker deposits will mature. There can be no assurances that we will be able to replace these broker deposits with deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition. However, if we are unable to replace these maturing deposits with new deposits, we believe that we have adequate liquidity resources to fund this need with our secured funding outlets with the FHLB and FRB.

Our minimum target Core Basis Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0% of total assets. As of December 31, 2008, our Core Basic Surplus Liquidity Ratio was 8.5%, well above the established minimum target. Our liquidity demands are not seasonal and all trends have been stable over the last three years. We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity. Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity. In addition, the local market has unique characteristics, which make it very difficult to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation. After careful analysis of the diversity of liquidity sources available to us, we have determined that our target liquidity ratio is adequate.

Our net cash inflows from operating activities for 2008 were $39.4 million, compared to cash inflows of $29.5 million and $56.3 million from operating activities for the year 2007 and 2006, respectively. During 2008, the net operating cash inflows resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) a decrease in accrued interest receivable; iii) a decrease in accrued interest payable, accrued expenses and other liabilities; and iv) a net decrease in other assets. The net operating cash inflows during 2007 resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) an increase in accrued interest receivable; iii) an increase in accrued interest payable, accrued expenses and other liabilities; and iv) a net increase in other assets. During 2006, the net operating cash inflows resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) an increase in accrued interest receivable; iii) an increase in accrued interest payable, accrued expenses and other liabilities; and iv) a net decrease in other assets.

Our net cash outflows from investing activities for the years 2008, 2007 and 2006 were $136.9 million, $294.0 million and $137.7 million, respectively. During 2008, the net investing cash outflows experienced were primarily used for the growth in our investment portfolio. The net investing cash outflows experienced in 2007 were primarily used for the growth in our investment and loan portfolios. During 2006, the net investing cash outflows experienced were primarily used for the growth in our loan portfolio.

Our net cash inflows from financing activities for the years 2008, 2007 and 2006 were $137.5 million, $238.1 million and $86.0 million, respectively. The net financing cash inflows experienced in 2008 and 2007 were primarily provided by a net increase in deposits and securities sold under agreement to repurchase and other borrowing. During 2006, the net financing cash inflows were primarily provided by a net increase in deposits.

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

Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the most significant market risk affecting us.  Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.  Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments.  The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee.  The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.  Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.  Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates.  Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied.  At December 31, 2008, the Bank had interest rate swap agreements which converted $12.2 million of fixed rate time deposits to variable rate time deposits maturing in 2018 with semi-annual call options which match call options on the swaps.  This swap was terminated on January 26, 2009 upon the cancellation of the related certificate of deposit.  In addition, as of December 31, 2008, Eurobank had $110,000 related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit.  For more detail on derivative financial instruments please refer to “Note 15 – Derivative Financial Instruments” to our consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments.  Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates.  At December 31, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years.  The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered.  Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario.  The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios.  In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme.  All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon.  Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the December 31, 2008 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period.  This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years.  The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years.  The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills.  At December 31, 2008, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $57,000, or 0.10% lower than the net interest income in the rates unchanged scenario.  The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $9.8 million, or 17.27% higher than the net interest income in the rates unchanged scenario.  At December 31, 2008, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $2.5 million, or 4.41% higher than the net interest income in the rates unchanged scenario, and $4.7 million, or 8.25% higher than the net interest income in the rate unchanged scenario at the December 31, 2008 simulation with a 200 basis point increase.  The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $12.7 million, or 22.24% higher than the net interest income in the rates unchanged scenario, and $14.4 million, or 25.34% higher than the net interest income in the rates unchanged scenario at the December 31, 2008 simulation with a 200 basis point increase.  During the first year, these exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively.  Exposures during the second year are above the policy guidelines, but the estimated net interest income for the three different scenarios are positive and higher than indicated guidelines.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions we may take in response to changes in interest rates.  We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of December 31, 2008:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At December 31, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$4,698	8.25%
+100 basis points over year 1	2,512	4.41
- 100 basis points over year 1	(57)	(0.10)
- 200 basis points over year 1	N/A	N/A

	Change in Future Net Interest Income Rate Shock Scenario – Year 2
	At December 31, 2008
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$14,424	25.34%
+100 basis points over year 2	12,655	22.24
- 100 basis points over year 2	9,830	17.27
- 200 basis points over year 2	N/A	N/A

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2008
	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$15,000	$—	$—	$398
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,601	3,171	2,663	14,921
Total	$16,501	$3,171	$2,663	$35,938

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of December 31, 2008, 2007 and 2006, we had commitments to extend credit of $171.5 million, $265.3 million and $308.5, respectively.  These commitments included standby letters of credit of $14.8 million, $13.6 million and $8.4 million as of December 31, 2008, 2007 and 2006, respectively, and commercial letters of credit of $757,000, $1.5 million and $916,000 for those same periods, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.  For more information regarding our off-balance sheet arrangements, see “Note 26 — Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2(aa) – Recently Issued Accounting Standards” to our consolidated financial statements.

Recent Developments

On October 3, 2008, the United States Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (the “CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The CPP is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

In addition, EESA temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective on October 3, 2008.  The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which will guarantee certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009.  Also, the FDIC will provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions. This provision expires December 31, 2009.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II, Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

Quarterly Selected Financial Data (Unaudited)

The following tables summarize unaudited quarterly results of operations for years ended December 31, 2008, 2007 and 2006.

	Year ended December 31, 2008
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$35,777,971	$40,249,889	$40,343,140	$42,639,204
Interest expense	24,191,955	24,478,925	25,639,637	27,405,864
Net interest income	11,586,016	15,770,964	14,703,503	15,233,340
Provision for loan and lease losses	16,514,000	7,980,000	9,986,800	7,833,000
Net interest (expense) income after provision for loan and lease losses	(4,927,984)	7,790,964	4,716,703	7,400,340
Total other income	2,158,399	2,425,509	3,249,675	3,624,811
Total other expenses	11,560,295	13,456,931	12,632,063	13,265,705
Income before income taxes	(14,329,880)	(3,240,458)	(4,665,685)	(2,240,554)
Income (benefit) tax	(6,615,433)	(2,452,507)	(2,902,780)	(1,237,228)
Net loss	$(7,714,447)	$(787,951)	$(1,762,905)	$(1,003,326)

Loss per share:
Basic	$(0.41)	$(0.05)	$(0.10)	$(0.06)
Diluted	$(0.41)	$(0.05)	$(0.10)	$(0.06)

Financial results for the quarter ended December 31, 2008 when compared to the previous quarter were predominantly impacted by an increase of $9.6 million in the provision for loan and lease losses, an interest rate cut of 175 basis points by the Federal Reserve, and a $49.0 million increase in nonaccrual loans, which reduced further our net interest income for the quarter.  The increase in the provision for loan and lease losses and the increase in nonaccrual loans were primarily related to our commercial and construction loan portfolios, which reported further deterioration due to current economic conditions requiring some of them to be classified as impaired loans under SFAS No. 114 or an increase in their specific allowances.

	Year ended December 31, 2007
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$44,327,194	$43,734,653	$42,949,603	$42,313,742
Interest expense	28,084,689	26,624,695	25,507,208	25,253,744
Net interest income	16,242,505	17,109,958	17,442,395	17,059,998
Provision for loan and lease losses	6,881,000	9,594,000	3,594,000	5,279,000
Net interest income after provision for loan and lease losses	9,361,505	7,515,958	13,848,395	11,780,998
Total other income	2,410,272	2,212,540	2,132,675	1,922,710
Total other expenses	11,488,227	12,341,740	12,265,054	12,129,823
Income before income taxes	283,550	(2,613,242)	3,716,016	1,573,885
Income (benefit) tax	(218,428)	(1,378,559)	1,088,265	259,848
Net income (loss)	$501,978	$(1,234,683)	$2,627,751	$1,314,037

Earnings (loss) per share:
Basic	$0.02	$(0.07)	$0.13	$0.06
Diluted	$0.02	$(0.07)	$0.12	$0.06

	Year ended December 31, 2006
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$42,699,853	$41,895,851	$39,767,141	$37,782,974
Interest expense	26,898,186	25,315,546	22,750,837	20,398,777
Net interest income	15,801,667	16,580,305	17,016,304	17,384,197
Provision for loan and lease losses	5,274,000	4,849,000	3,390,000	3,390,000
Net interest income after provision for loan and lease losses	10,527,667	11,731,305	13,626,304	13,994,197
Total other income	1,109,307	1,778,375	2,546,822	2,366,049
Total other expenses	10,280,554	11,476,456	10,506,820	11,058,573
Income before income taxes	1,356,420	2,033,224	5,666,306	5,301,673
Income tax	1,347,299	514,732	2,386,467	2,035,487
Net income	$9,121	$1,518,492	$3,279,839	$3,266,186

(Loss) earnings per share:
Basic	$(0.01)	$0.07	$0.16	$0.16
Diluted	$(0.01)	$0.07	$0.16	$0.15

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, As of December 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2008, our management assessed the effectiveness of the design and operation of EuroBancshares’ internal control over financial reporting.  Based on this assessment, our management concluded that such internal control over financial reporting was effective.  In making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EuroBancshares’ independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on management’s assessment of EuroBancshares’ internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

 (d) Report of Independent Registered Public Accounting Firm.  The independent registered public accounting firm’s attestation report on our internal control over financial reporting is included as part of the Report of Independent Registered Public Accounting Firm to our consolidated financial statements, commencing at page F-1 of this Annual Report on Form 10-K.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Proposal Regarding Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

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

ITEM 11.  Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services.

The information under the caption “Principal Auditor Fees and Services” in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K.  Set forth below is a list of such financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for each of the years in the two-year period ended December 31, 2008
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the years in the two-year period ended December 31, 2008
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2008
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

Exhibit Number	Description of Exhibit
10.7†
Change in Control Agreement, dated as of May 8, 2008, between EuroBancshares, Inc., Eurobank and Mr. Luis J. Berríos López (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on May 13, 2008)

10.8†
Eurobank Master Trust Retirement Plan Program (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.9†
Form of EuroBancshares, Inc. Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.10†
Agreement and Plan of Merger, dated as of September 6, 2002, by and among EuroBancshares, Inc. and Banco Financiero de Puerto Rico (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.11
Agreement and Plan of Merger, dated as of February 24, 2004, by and among EuroBancshares, Inc., Eurobank, and The Bank & Trust of Puerto Rico (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

10.12
Stipulation and Consent to the Issuance of a Cease and Desist Order dated as of March 13, 2007, Eurobank, the Board of Directors of Eurobank and the FDIC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.13
Order to Cease and Desist Order dated as of March 15, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on March 16, 2007)

10.14
Master Servicing Agreement, dated as of August 6, 2007, by and among EuroBancshares, Inc. and Telefónica Empresas (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-50872) previously filed by EuroBancshares, Inc. on November 9, 2007)

10.15
Joint Account Agreement, dated as of January 2, 2008, by and among Eurobank and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-50872) previously filed by EuroBancshares, Inc. on January 7, 2008)

21
List of Subsidiaries of EuroBancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-115510) previously filed by EuroBancshares, Inc. on May 5, 2004)

23.1*	Consent of Crowe Horwath LLP, independent registered public accounting firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

*  Filed with this Annual Report on Form 10-K.
†  Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROBANCSHARES, INC.

Date: March 26, 2009	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2009	By:	/s/ Rafael Arrillaga-Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer (principal executive officer)

Date: March 26, 2009	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting
officer)

Date: March 26, 2009	By:	/s/ Pedro Feliciano Benítez
Pedro Feliciano Benítez
Director

Date: March 26, 2009	By:	/s/ Juan Ramón Gómez-Cuétara Aguilar
Juan Ramón Gómez-Cuétara Aguilar
Director

Date: March 26, 2009	By:	/s/ Antonio R. Pavía Bibiloni
Antonio R. Pavía Bibiloni
Director

Date: March 26, 2009	By:	/s/ Plácido González Córdova
Plácido González Córdova
Director

Date: March 26, 2009	By:	/s/ Luis F. Hernández Santana
Luis F. Hernández Santana
Director

Date: March 26, 2009	By:	/s/ Ricardo Levy Echeandía
Ricardo Levy Echeandía
Director

Date: March 26, 2009	By:	/s/ Jaime Sifre Rodríguez
Jaime Sifre Rodríguez
Director

Date: March 26, 2009	By:	/s/ William Torres Torres
William Torres Torres
Director

EUROBANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2008 and 2007

(With Report of Independent Registered Public Accounting Firm Thereon)

EUROBANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007	F-3
CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2008	F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2008	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2008	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

i

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EuroBancshares, Inc. and Subsidiaries
San Juan, Puerto Rico

We have audited the accompanying consolidated balance sheets of EuroBancshares, Inc. and Subsidiaries (“Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. We also have audited EuroBancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  EuroBancshares, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of EuroBancshares, Inc. and Subsidiaries’ internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroBancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two-years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, EuroBancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

Fort Lauderdale, Florida
March 24, 2009

Stamp No. 2205219 of the
Puerto Rico Society of Certified
Public Accountants was affixed
to the record copy of this report.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents
Cash and due from banks	$43,275,239	$15,866,221
Interest bearing deposits	400,000	32,306,909
Federal funds sold	44,470,925	—
Total cash and cash equivalents	88,146,164	48,173,130
Securities purchased under agreements to resell	24,486,774	19,879,008
Investment securities available for sale, at fair value	751,016,565	707,103,432
Investment securities held to maturity, fair value of $132,890,502 in 2008 and $30,451,926 in 2007	132,798,181	30,845,218
Other investments	14,932,400	13,354,300
Loans held for sale	1,873,445	1,359,494
Loans, net of allowance for loan and lease losses of $41,639,051 in 2008 and $28,137,104 in 2007	1,740,539,113	1,829,082,008
Accrued interest receivable	14,614,445	18,136,489
Customers’ liability on acceptances	405,341	430,767
Premises and equipment, net	34,466,471	33,083,169
Deferred tax assets, net	23,825,896	10,898,071
Other assets	33,324,128	39,053,827
Total assets	$2,860,428,923	$2,751,398,913
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$108,645,242	$120,082,912
Interest bearing	1,975,662,802	1,872,963,402
Total deposits	2,084,308,044	1,993,046,314
Securities sold under agreements to repurchase	556,475,000	496,419,250
Acceptances outstanding	405,341	430,767
Advances from Federal Home Loan Bank	15,398,041	30,453,926
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	16,073,737	17,371,698
Accrued expenses and other liabilities	10,579,960	13,139,809
	2,703,859,123	2,571,480,764

Commitments and contingent liabilities (note 17)

Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2008 and 2007 (aggregate liquidation preference value of $10,763,425)	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued: 20,439,398 shares in 2008 and 20,032,398 shares in 2007; outstanding: 19,499,515 shares in 2008 and 19,093,315 in 2007	204,394	200,324
Capital paid in excess of par value	110,109,207	107,936,531
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	49,773,573	61,789,048
Treasury stock, 939,883 shares in 2008 and 939,083 shares in 2007, at cost	(9,916,962)	(9,910,458)
Accumulated other comprehensive (loss) gain	(12,392,943)	1,110,173
Total stockholders’ equity	156,569,800	179,918,149
Total liabilities and stockholders’ equity	$2,860,428,923	$2,751,398,913

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	2008	2007
Interest income:
Loans, including fees	$115,273,672	$143,360,450
Investment securities:
Taxable	9,572	12,152
Tax exempt	42,425,867	26,946,714
Interest-bearing deposits, securities purchased under agreements to resell, and other	1,301,093	3,005,875
Total interest income	159,010,204	173,325,191
Interest expense:
Deposits	80,509,682	84,675,999
Securities sold under agreements to repurchase, notes payable, and other	21,206,699	20,794,338
Total interest expense	101,716,381	105,470,337
Net interest income	57,293,823	67,854,854
Provision for loan and lease losses	42,313,800	25,348,000
Net interest income after provision for loan and lease losses	14,980,023	42,506,854
Noninterest income:
Service charges – fees and other	10,395,736	9,584,533
Net gain on sale of securities	190,956	—
Net loss on sale of other real estate owned, repossessed assets, and on disposition of other assets	(595,966)	(1,285,958)
Net gain on sale of loans	1,467,668	379,622
Total noninterest income	11,458,394	8,678,197
Noninterest expense:
Salaries and employee benefits	20,087,767	19,890,373
Occupancy	8,106,897	7,827,087
Furniture, fixtures and equipment	3,307,304	3,071,901
Professional services	5,453,867	4,496,283
Municipal and other taxes	2,029,992	1,836,783
Commissions and service fees	1,987,647	1,444,949
Office supplies	1,282,770	1,375,022
Insurance	3,111,260	1,865,353
Promotional	881,594	1,492,240
Other	4,665,896	4,924,851
Total noninterest expense	50,914,994	48,224,842
(Loss) income before income taxes	(24,476,577)	2,960,209
Income tax benefit	(13,207,948)	(248,874)
Net (loss) income	$(11,268,629)	$3,209,083

(Loss) Earnings per share:
Basic:	$(0.62)	$0.13

Diluted:	$(0.62)	$0.13

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive (Loss) Income
Years Ended December 31, 2008 and 2007

	2008	2007
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	200,324	197,775
Exercised stock options	4,070	2,549
Balance at end of period	204,394	200,324
Capital paid in excess of par value – common stock:
Balance at beginning of period	107,936,531	106,539,383
Exercised stock options	2,024,930	1,146,330
Stock based compensation	147,746	250,818
Balance at end of period	110,109,207	107,936,531
Reserve fund:
Balance at beginning of period	8,029,106	7,553,381
Transfer from undivided profits	—	475,725
Balance at end of period	8,029,106	8,029,106
Undivided profits:
Balance at beginning of period	61,789,048	59,800,495
Net (loss) income	(11,268,629)	3,209,083
Preferred stock dividends ($1.73 in 2008 and 2007 per share)	(746,846)	(744,805)
Transfer to reserve fund	—	(475,725)
Balance at end of period	49,773,573	61,789,048
Treasury stock
Balance at beginning of period	(9,910,458)	(7,410,711)
Purchase of common stock	(6,504)	(2,499,747)
Balance at end of period	(9,916,962)	(9,910,458)
Accumulated other comprehensive (loss) gain, net of taxes:
Balance at beginning of period	1,110,173	(7,565,907)
Unrealized net (loss) gain on investment securities available for sale	(13,503,116)	8,676,080
Balance at end of period	(12,392,943)	1,110,173
Total stockholders’ equity	$156,569,800	$179,918,149

Comprehensive income:
Net (loss) income	$(11,268,629)	$3,209,083
Other comprehensive (loss) income, net of tax:
Unrealized net (loss) gain on investment securities available for sale	(13,503,116)	8,676,080
Reclassification adjustment for realized loss included in net income	—	—
Unrealized net (loss) gain on investments securities available for sale	(13,503,116)	8,676,080
Comprehensive (loss) income	$(24,771,745)	$11,885,163

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(11,268,629)	$3,209,083
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,083,633	3,020,286
Provision for loan and lease losses	42,313,800	25,348,000
Stock-based compensation	147,746	250,817
Deferred tax and acquired tax credits benefit	(13,259,882)	(4,636,938)
Net gain on sale of securities	(190,956)	—
Net gain on sale of loans	(1,467,668)	(379,622)
Net loss on sale of repossessed assets and on disposition of other assets	595,966	1,285,958
Net amortization of premiums and accretion of discount on investment securities	(1,348,686)	52,460
Valuation expense of repossesed assets	1,296,624	1,349,112
Decrease in deferred loan costs	1,910,844	2,513,927
Origination of loans held for sale	(24,028,838)	(17,003,663)
Proceeds from sale of loans held for sale	24,319,925	17,387,492
Decrease (increase) in accrued interest receivable	3,522,044	(2,375,637)
Net decrease (increase) in other assets	16,613,996	(1,941,420)
(Decrease) increase in accrued interest payable, accrued expenses, and other liabilities	(3,857,810)	1,377,672
Net cash provided by operating activities	39,382,110	29,457,528

Cash flows from investing actitivies:
Net (increase) decrease in securities purchased under agreements to resell	(4,607,766)	31,312,315
Proceeds from sale of investment securities available for sale	19,090,869	—
Purchases of investment securities available for sale	(347,047,718)	(313,043,053)
Proceeds from principal payments and maturities of investment securities available for sale	272,146,807	149,866,240
Purchases of investment securities held to maturity	(112,456,830)	—
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	10,435,839	7,443,335
Purchase of Federal Home Loan Bank Stocks	(11,251,500)	(14,802,500)
Procceds from principal payments and maturities of Federal Home Loan Bank Stocks	9,673,400	5,775,900
Net increase in loans	(7,414,514)	(140,543,978)
Proceeds from sale of loans	37,671,519	—
Proceeds from sale of other assets	1,407,323	782,944
Capital expenditures	(4,593,750)	(20,749,454)
Net cash used in investing activities	(136,946,321)	(293,958,251)

Cash flows from financing activities:
Net increase in deposits	91,261,730	87,690,107
Increase in securities sold under agreements to repurchase and other borrowings	60,055,750	130,755,000
Net (decrease) increase in Federal Home Loan Bank Advances	(15,055,885)	21,746,506
Dividends paid to preferred stockholders	(746,846)	(744,750)
Net proceeds from issuance of common stock	2,029,000	1,148,880
Purchase of common stock	(6,504)	(2,499,747)
Net cash provided by financing activities	137,537,245	238,095,996

Net increase (decrease) in cash and due from banks	39,973,034	(26,404,728)
Cash and due from banks and cash equivalent beginning balance	48,173,130	74,577,857
Cash and due from banks and cash equivalent ending balance	$88,146,164	$48,173,130
See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

(b)	Cash and Due from banks, Interest bearing deposits and Federal funds sold

For purposes of the presentation in the statements of cash flows, cash and due from banks and cash equivalents are defined as those amounts included in the balance sheets captions cash and due from banks, interest bearing deposits and federal funds sold.  For customer loan and deposits transactions and repurchased agreements, net cash flows are reported.

(c)	Securities Purchased under Agreements to Resell

The Company enters into purchases of securities under agreements to resell.  The amounts advanced under these agreements represent short-term investment transactions.

(d)	Investment Securities Available for Sale

Investment securities available for sale consist of bonds, notes, other debt securities, and certain equity securities not classified as trading or held-to-maturity securities.  Investment securities available for sale are recorded at fair value and their unrealized gains and losses, net of tax,  are reflected as a separate component of stockholders’ equity in accumulated other comprehensive (loss) income until realized.  Gains or losses on sales of investment securities available-for-sale are recognized when realized and are computed on the specific-identification basis.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company reviews the investment portfolio based on the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20,   Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. These analyses are performed taking into consideration current U.S. market conditions, projected cash flows and the present value of the projected cash flows. Declines in fair value of securities below their cost that are deemed to be other than temporary result in an impairment that is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery or maturity and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized over the estimated average life of the related investment security available for sale as an adjustment to yield using a method that approximates the interest method.  Additionally, the Company anticipates estimated prepayments on mortgage-backed securities in the amortization of premiums and accretion of discounts on such securities.  Dividend and interest income are recognized when earned.

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

The company reviews the investment portfolio based on the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20,   Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. These analyses are performed taking into consideration current U.S. market conditions, projected cash flows and the present value of the projected cash flows. A decline in the fair value of the securities below their cost that is deemed to be other than temporary results in an impairment that is charged against earnings and a new cost basis for the security is established.  To determine whether impairment is other than temporary, the Company considers whether evidence indicating that the cost of the investment is recoverable out weighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

(f)	Other Investments

Other investments include Federal Home Loan Bank (FHLB) stock and the equity investment in the unconsolidated statutory trust.  The FHLB stock is carried at cost, representing the amount for which the FHLB would redeem the stock.  Investment in statutory trust is carried on the equity method of accounting.

(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current operations.

(h)	Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company determines delinquency status based on contractual terms and generally classifies loans in non accrual status when they become 90 days past due, unless the loan is adequately collateralized and the Company is in the process of collection.   All interest accrued but not collected for loans and leases that are placed on nonaccrual status are reversed against interest income.  The interest on these loans is accounted for using the cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or payments are received for a six-month period and future payments are reasonably assured.

The allowance for loan and lease losses is an estimate to provide for probable losses that have been incurred in the loan and lease portfolio.  Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.

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

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. For impaired commercial and construction business relationships with aggregate balances exceeding $150,000, the Company measures impairment following the guidance of SFAS No. 114.

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

The resulting loss factors are then multiplied against the current period’s balance of unimpaired loans outstanding to derive an estimated loss.  Rates for each pool are based on those factors management believes are applicable to that pool.  When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

Also, another component is used in the evaluation of the adequacy of the Company’s general allowance to measure the probable effect that certain current internal and external environment factors could have on the historical loss factors currently in use. Factors that we consider include, but are not limited to:

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

•	levels of, and trends in, delinquencies and nonaccruals;

•	levels of, and trends in, charge-offs, and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	changes in the experience, ability and depth of our lending management and relevant staff;

•	national and local economic business trends and conditions;

•	banking industry conditions; and

•	effect of changes in concentrations of credit that might affect loss experience across one or more components of the portfolio.

On a quarterly basis, a risk percentage is assigned to each environmental factor based on our judgment of the implied risk over each loan category. The result of our assumptions is then applied to the current period’s balance of unimpaired loans outstanding to derive the probable effect these current internal and external environmental factors could have over the general portion of our allowance. The net allowance resulting from this procedure is included as an additional component in the evaluation of the adequacy of our allowance.

In addition to the Company’s general portfolio allowances, specific allowances are provided when specific analyses on impaired loans indicate that it is probable the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. For impaired commercial and construction business relationships with aggregate balances over $150,000, the Company measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans with a probable foreclosure, which must be measured at the fair value of the collateral. Except for collateral-dependent loans, impairments are recorded through a valuation allowance. For collateral-dependent loans, impairments are recorded through partial charge-offs charged to the allowance for loan losses. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest.  The provision for loan and lease losses is adjusted in order to state the allowance for loan and lease losses to the required level as determined above.

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
December 31, 2008 and 2007

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

Trust fees are recorded on accrual basis at the time services are rendered.  In connection with its trust activities, the Company administers and is custodian of assets, which amounted to approximately $206,056,000 and $299,445,000 at December 31, 2008 and 2007, respectively.

(n)	Securities Sold under Agreements to Repurchase

The Company sells securities under agreements to repurchase the same or similar securities. Amounts received under these agreements represent short-term financing transactions.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(o)	Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies. The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred income tax assets and liabilities are determined for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future as well as net operating losses carryforwards.  The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for net operating losses that expire in 2015 because the benefit is more likely than not to be realized.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007.  This Interpretation revises FAS 109 to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 addresses the diversity that exists in the practice by defining a criterion that an individual tax position is recognized as a benefit only if it meet the “more likely than not” test, which is set at 50%, presuming the occurrence of a tax examination.  The Company adopted the provision of FIN No. 48, which did not have an impact on the Company’s financial condition or results of operations.

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

Interest income on loans and investment securities is recognized on a basis which produces a constant yield over the term of the loan or security.  Accrual of interest income is generally discontinued when collectability of the related loan appears doubtful or after 90 days of delinquency, unless the credit is well secured and in process of collection.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted on the cost recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or payments received for six month period, and future payments are reasonably assured.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(s)	(Loss) Earnings per Share

Basic (loss) earnings per share represent (loss) income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  Any stock splits and stock dividend are retroactively recognized in all periods presented in the consolidated financial statements.

(t)	Supplementary Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	2008	2007

Cash paid during the years for:
Interest	$103,014,000	$106,146,000
Income taxes	7,000	4,335,000

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	$34,740,000	$36,366,000
Financing of repossessed assets	17,936,000	25,186,000

(u)	Stock Option Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment and the provisions of Staff Accounting Bulletins No. 107 and 110.  Accordingly, the Company has recorded stock based employee compensation cost using the fair value of these awards at the grant date..  The fair value of the options granted was estimated using the Black-Sholes Option Pricing Model. The expected term of share options granted was determined using the simplified method approach allowed under Staff Accounting Bulletin No. 107 and No. 110. Expected volatilities were based on historical volatility of the Company’s shares and the average volatility of similar and comparable entities due to the short period of public history of the Company’s shares in comparison with the expected term of share options. Also, expected volatilities considered other factors, such as expected changes in volatility arising from planned changes in the Company’s operations. Please refer to note 22 Stock Option Plan for details.

(v)	Comprehensive (Loss)Income

Comprehensive (loss) income consists of net (loss) income and other Comprehensive (Loss) Income.  In addition to net (loss) income, the Company recognizes unrealized holding gains and losses, net of taxes, from available-for-sale securities as components of comprehensive (loss) income.

(w)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are not longer depreciated and are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

There were no impairment losses in 2008 and 2007.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.  When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value-hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value.  The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.  When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings.  When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting if not already done and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive (loss) income.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

(z)	Recently Adopted Accounting Standards

On February 12, 2008 the Financial Accounting Standards Board (FASB) issued FASB staff position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of FAS 157, “Fair Value Measurements”, for nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In addition, on October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active for a financial asset. The FSP provides guidance on the application of available observable inputs in a market that is not active, the use of market quotes when assessing relevance of observable and unobservable inputs available and the use of the reporting entity’s assumptions when observable inputs do not exist. The FSP is effective upon issuance and should be applied in prior periods for which financial statements have not been issued.  The implementation of this FSP does not have a significant impact on the financial statement.

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The main focus of SFAS 162 is to identify the sources of accounting principles and provide entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles. The Board believes that the GAAP hierarchy should be directed to entities rather than the auditor. The current GAAP hierarchy, set forth in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized for its complexity and for being directed to the auditor rather than the entity. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company believes that this statement will not have financial impact.

On January 12, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position
 EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. It amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets” to provide more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The FSP establishes that companies should consider guidance in Statement 115. Companies should also consider  all available information including past events and current conditions  when developing estimates of future cash flows to determine whether to record an other than temporary impairment. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively. The implementation of EITF 99-20-1 does not had a significant impact on the financial statements.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(aa)	Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007.  This statement includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, to allow entities to choose to measure at fair value many financial instruments that are not required to be measured at fair value under existing SFAS.  The main focus of SFAS 159 is to improve the use of fair value measurement providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement does not affect the provisions of any other SFAS that requires fair value measurement for certain assets or liabilities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company has chosen not to value financial instruments at fair value under this statement.

In March 2008 the Financial Standards Board (FASB) issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133”.  This statement addresses the amount and quality of required disclosures under FASB 133 and improves the transparency of financial reporting.  Under FASB 161 all entities are required to enhance disclosures about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB 133, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company believes that this statement will not have a financial impact, other than additional disclosures, upon adoption.

On September 12, 2008 the Financial Accounting Standards Board (FASB) issued FASB staff position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. The main focus of this FSP is to address concerns by financial statements users and others regarding the disclosure of potential adverse effects of changes in credit risk. This FSP amends FASB 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP will be effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The FSP clarifies the Board’s intent that disclosures required by Statement 161 shall be provided for any reporting period (annual or interim) beginning after November 15, 2008.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(3)	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell at December 31, 2008 and 2007 consist of short-term investments, usually overnight transactions.  The following table summarizes certain information on securities purchased under agreements to resell:

	2008	2007

Amount outstanding at year-end	$24,486,774	$19,879,008
Maximum aggregate balance outstanding at any month-end	56,583,043	61,649,614
Average monthly aggregate balance outstanding during the year	21,470,085	32,870,163
Weighted average interest rate for the year	3.00%	5.49%
Weighted average interest rate at year-end	2.45%	5.22%

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

The fair value of the collateral securities held by the Company on these transactions as of December 31, 2008 and 2007 was approximately $28,620,000 and $20,352,000, respectively.  It is the Company’s policy to obtain collateral securities with fair value of at least 102% of the transaction amount.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

4)	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of December 31, 2008 and 2007 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$200,194	$4,245	$–	$204,439
One through five years	5,346,299	16,025	(2,304)	5,360,021
Federal Home Loan Bank notes:
Less than one year	20,993,213	227,357	–	21,220,570
One through five years	6,530,425	20,387	–	6,550,812
US Corporate Notes
Less than one year	4,974,971	–	(83,871)	4,891,100
One through five years	3,000,000	–	(1,950,000)	1,050,000
Mortgage-backed securities	722,364,282	13,775,266	(24,399,924)	711,739,623
Total	$763,409,384	$14,043,280	$(26,436,099)	$751,016,565

	2007
	Amortized	Gross unrealized	Gross unrealized		Fair
	cost	gains	losses		value
Commonwealth of Puerto
Rico obligations:
Less than one year	$775,336	$20,068	$(140	) $	795,264
One through five years	4,840,524	79,974	–		4,920,498
Federal Farm Credit Bonds:
Less than one year	27,454,067	251,882	–		27,705,949
Federal Home Loan Bank notes:
Less than one year	84,447,295	32,284	(19,739)		84,459,840
One through five years	7,119,149	46,537	–		7,165,686
Federal National Mortgage
Association notes:
One through five years	10,000,000	66,900	–		10,066,900
US Corporate Note
One through five years	3,000,000	–	(256,500)		2,743,500
Mortgage-backed securities	568,355,302	3,349,482	(2,458,989)		569,245,795
Total	$705,991,673	$3,847,127	$(2,735,368)		$707,103,432

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At December 31, 2008 and 2007, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies, exceed 10% of stockholders’ equity.

During the year ended December 31, 2008, the company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $19,091,000, recognizing a net gain of approximately $191,000. During the year ended December 31, 2007, there were no sales of investment securities available for sale.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

For the years ended December 31, 2008 and 2007, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Commonwealth of Puerto Rico and municipal obligations	$(2,304)	$775,889	$–	$–	$(2,304)	$775,889
US Corporate Notes	(83,871)	4,891,100	(1,950,000)	1,050,000	(2,033,871)	5,941,100
Mortgage-backed securities	(20,880,325)	201,176,140	(3,519,599)	35,784,953	(24,399,924)	236,961,093
	$(20,966,500)	$206,843,129	$(5,469,599)	$36,834,953	$(26,436,099)	$243,678,082

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(19,739)	$13,240,261	$(19,739)	$13,240,261
Commonwealth of Puerto Rico municipal obligations	(140)	200,196	–	–	(140)	200,196
US Corporate Note	(256,500)	2,743,500	–	–	(256,500)	2,743,500
Mortgage-backed securities	(804,224)	78,237,438	(1,654,765)	136,618,716	(2,458,989)	214,856,154
	$(1,060,864)	$81,181,134	$(1,674,504)	$149,858,977	$(2,735,368)	$231,040,111

•
Commonwealth of Puerto Rico and municipal obligations- The unrealized losses on investments in state and municipal obligations were caused primarily by changes in interest rate expectations and the general economy deterioration. It is expected that the securities would not settle at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and the general deterioration of the economy and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

•
US Corporate Notes- The unrealized losses on investments in U.S. corporate notes were caused primarily by changes in interest rate expectations, the general deterioration of the economy and its possible effect in the financial institutions economic sector. These securities were issued by financial institutions that are currently well capitalized, the interest payments are current and it is expected the securities would not settle at their maturity date for less than their fair value.  Because the decline in fair value is attributable to changes in interest rates expectations and the general deterioration of the economy and not to current credit performance, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporary impaired.

•
Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate expectations and the general deterioration of the economy.  The company has Mortgage-Backed Securities (“MBS”) that were issued by private corporations and by U.S. government enterprise.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash-flows structure established for each security.  The contractual cash flows of securities issued by U.S. government enterprise are guaranteed by the U.S. government. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates expectations and the general deterioration of the economy and not to credit quality of the securities, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

•
U.S. Agency Debt Securities – The unrealized losses on investments in U.S. agency debt securities were caused by changes in interest rate expectations and the general deterioration of the economy. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. These investments are guaranteed by the U.S. government. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

With the assistance of a third party provider, the Company reviewed the investment portfolio as of December 31, 2008 using cash flow and valuation models and considering the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, for applicable securities.

During the review, the Company identified securities with characteristics that warranted a more detailed analysis:

(i)	One security for $1,050,000 is a non-rated Trust Preferred Stock (“TPS”). For the TPS, the Company reviewed the current performance of the security and the current financial position of the issuer.

(ii)
Sixteen are private label mortgage-backed securities (“MBS”) amounting to $44,429,000that have mixed credit ratings or other special characteristics.  For each one of the MBS, the Company reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  The Company determined that, as of December 31, 2008, the estimated present value of all expected cash flows of these investments was at or above their book value.  Some of the analysis performed to the downgraded mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.	projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following 3 years;

f.	a mortgage loan Conditional Prepayment Rate (“CPR”) speed equal to the approximately last six months average for each security;

g.	projected total future deal loss based on the previous assumptions;

h.	excess credit support protection;

i.	projected tranche dollar loss; and

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

j.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, the Company concluded that no other than temporary impairment needs to be recorded for this reporting period.

(5)	Investment Securities Held to Maturity

Investment securities held to maturity as of December 31, 2008 and 2007 were as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank notes	$2,457,389	4,690	–	$2,462,079
Mortgage-backed securities	130,340,792	1,677,328	(1,589,697)	130,428,423
Total	$132,798,181	$1,682,018	$(1,589,697)	$132,890,502

	2007
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
U.S. agency debt securities	$2,774,712	$–	$(12,717)	$2,761,995
Mortgage-backed securities	28,070,506	16,983	(397,558)	27,689,931
Total	$30,845,218	$16,983	$(410,275)	$30,451,926

During the years ended December 31, 2008 and 2007, there were no sales or transfer of investment securities held to maturity.

For the years ended December 31, 2008 and 2007, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Mortgage-backed securities	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318
	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318

	2007
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. agency debt securities	$–	$–	$(12,717)	$2,761,995	$(12,717)	$2,761,995
Mortgage-backed securities	–	–	(397,558)	23,477,416	(397,558)	23,477,416
	$–	$–	$(410,275)	$26,239,411	$(410,275)	$26,239,411

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

•
Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate expectations and the general deterioration of the economy.  The company has Mortgage-Backed Securities that were issued by private corporations and by U.S. government enterprise.  The contractual cash flows of the securities issued by private corporations are guaranteed by mortgage loans. The credit quality of the private label MBS will depend on the amount of collateral and the cash-flows structure established for each security.  The contractual cash flows of securities issued by U.S. government enterprise are guaranteed by the U.S. government. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates’ expectations and the general deterioration of the economy and not to credit quality of the securities, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

•
U.S. Agency Debt Securities – The unrealized losses on investments in U.S. agency debt securities were caused by changes in interest rate increases’ expectations and the general deterioration of the economy. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. These investments are guaranteed by the U.S. government. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

With the assistance of a third party provider, the Company reviewed the investment portfolio as of December 31, 2008 using models on the SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and the EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, for applicable securities.  These analyses were performed taking into consideration current U.S. market conditions, forward projected cash flows and the present value of the forward projected cash flows.  Based on this assessment, the Company concluded that no other than temporary impairment needs to be recorded for this reporting period.

(6)	Other Investments

Other investments at December 31, 2008 and 2007 consisted of the following:

	2008	2007

FHLB stock, at cost	$14,322,400	$12,744,300
Investment in statutory trust (note 16)	610,000	610,000

Other investments	$14,932,400	$13,354,300

 (Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(7)	Pledged Assets

At December 31, 2008, various securities and loans were pledged to secure the following:

	Carrying
Asset pledged	Value	Items secured/collateralized

Securities	$64,180,224	Deposits of public funds
Time Deposit	400,000	Assets pledged with Commisioner of Financial Institutions for International Banking Entity Operations
Residential Mortgage Loans	53,779,555	Advances from Federal Home Loan Bank
Securities	120,492	Assets pledged with Commissioner of Financial Institutions for IRA Trust
Securities	481,799	Assets pledged with Commisioner of Financial Institutions for the Trust and International Banking Entity Operations
Securities	245,739	Assets pledged with the Federal Reserve Bank for Treasury, Tax & Loan account
Securities	11,957,519	Assets pledged with the Federal Reserve Bank for Discount Window
Securities	1,225,658	Assets pledged for derivatives contracts
Securities	642,014,243	Securities sold under agreements to repurchase

At December 31, 2008, certain securities were pledged to secure assets sold under agreement to repurchase.  These securities with creditor’s right to repledge were classified as available-for-sale and held-to-maturity investments securities and had a carrying amount of $579,597,997 and $62,416,246, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(8)	Loans, Net

A summary of the Company’s loan portfolio at December 31 were as follows:

	2008	2007

Loans secured by real estate:
Commercial and industrial	$851,493,614	$792,308,856
Construction	220,579,003	203,344,272
Residential mortgage	125,556,755	106,947,204
Consumer	2,445,232	779,610
	1,200,074,604	1,103,379,942

Commercial and industrial	263,331,838	302,530,197
Consumer	49,414,894	57,745,127
Lease financing contracts	267,324,959	385,390,263
Overdrafts	2,146,131	6,849,655
	1,782,292,426	1,855,895,184

Deferred loan origination costs, net	455,051	2,365,896
Unearned finance charges	(569,313)	(1,041,968)
Allowance for loan and lease losses	(41,639,051)	(28,137,104)
Loans, net	$1,740,539,113	$1,829,082,008

The components of the net lease financing at December 31 were as follows:

	2008	2007
Installments lease payments	$212,804,368	$319,370,361
Contractual residual payments	54,520,591	66,019,902
Minimum lease payments	267,324,959	385,390,263
Deferred origination costs, net	1,413,082	3,463,530
Less unearned income (equipment leases)	(569,313)	(1,041,968)
	$268,168,729	$387,811,825

Contractual residual payments apply to leases where there is a more than nominal final payment for transfer of the unit to lessee.  Such amounts are obligations of the lessee, which are generally established at amounts not to exceed the unit’s estimated value at the end of the lease term.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

At December 31, 2008, future minimum lease payments are expected to be received as follows:

Years ending December 31:
2009	$90,112,820
2010	77,418,267
2011	51,575,658
2012	32,652,643
2013	13,835,101
Thereafter	1,730,470

$267,324,959

The following is a summary of information pertaining to impaired loans:

	2008	2007

Impaired loans with related allowance	$137,109,000	$32,147,000
Impaired loans that did not require allowance	127,134,000	52,283,000

Total impaired loans	$264,243,000	$84,430,000

Allowance for impaired loans	$22,381,000	$9,538,000

	2008	2007

Average investment in impaired loans	$168,351,000	$61,234,000

Interest income recognized on impaired loans	903,000	1,961,000

The following is the information pertaining to nonperforming loans as of December 31:

	2008	2007

Loans contractually past due 90 days or more but still accruing interest	$22,590,000	$29,075,000
Non accrual loans	141,304,000	68,990,000
Total non performing loans	$163,894,000	$98,065,000

As of December 31, 2008 and 2007, loans in which the accrual of interest has been discontinued amounted to $141,304,000 and $68,990,000, respectively.  If these loans had been accruing interest, the additional interest income realized would have been approximately $8,066,000 and $5,523,000 for 2008 and 2007, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(9)	Allowance for Loan and Lease Losses

The following analysis summarizes the changes in the allowance for loan and lease losses for the years ended December 31:

	2008	2007

Balance at beginning of year	$28,137,104	$18,936,841
Provision for loan and leas e losses	42,313,800	25,348,000
Loans and leases charged-off	(31,113,816)	(18,270,875)
Recoveries	2,301,963	2,123,139

Balance at end of year	$41,639,051	$28,137,104

(10)	Premises and Equipment, Net

Premises and equipment at December 31 are as follows:

	Estimated useful lives (years)	2008	2007
Land		$4,899,328	$4,899,328
Building	40	14,188,747	14,188,747
Building and leasehold improvements	3 to 40	14,834,028	13,756,834
Furniture, fixtures, and equipment	2 to 10	13,127,203	13,835,040
Construction in progress		1,176,248	193,848

		48,225,553	46,873,796

Accumulated depreciation and amortization		(13,759,082)	(13,790,627)

		$34,466,471	$33,083,169

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $2,990,183 and $2,391,119, respectively.

On February 6, 2007, Eurobank, the wholly owned banking subsidiary of Eurobancshares, Inc., closed on the purchase of land and an office building to serve as the new headquarters of Eurobancshares and Eurobank. The property, which is located in San Juan, which includes a 57,187 square foot office building, consolidates the Company’s and the Bank’s headquarters, administrative operations and other divisions. The purchase price for the property was $12,360,000. In addition, as of December 31, 2008 and 2007, building improvements amounted to approximately $4,290,000 and $2,948,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(11)	Other Assets

Other assets at December 31 consist of the following:

	2008	2007
Merchant credit card items in process of collection	$2,930,325	$2,416,934
Auto insurance claims receivable on repossessed vehicles	866,805	1,148,782
Accounts receivable	1,198,087	8,828,058
Other real estate, net of valuation allowance of $121,888 and $120,857 in 2008 and 2007, respectively	8,759,307	8,124,572
Other repossessed assets, net of valuation allowance of $633,165 and $565,767 in 2008 and 2007, respectively	4,747,048	5,409,451
Prepaid expenses and deposits	6,264,994	6,766,081
Fair value option	110,000	3,950,000
Other	8,447,562	2,409,950
	$33,324,128	$39,053,827

Other repossessed assets are presented net of valuation allowance for losses. The following analysis summarizes the changes in the allowance for losses for the years ended December 31:

	2008	2007
Balance, beginning of year	$565,767	$799,104
Provision for losses	1,277,215	1,252,576
Net charge-offs	(1,209,817)	(1,485,913)
Balance, end of year	$633,165	$565,767

(12)	Deposits

Total deposits as of December 31 consisted of:

	2008	2007
Noninterest bearing deposits	$108,645,242	$120,082,912
Interest-bearing deposits :
NOW & Money Market	59,309,057	60,893,298
Savings	104,424,319	131,604,327
Regular CD's & IRA S	109,731,499	92,544,566
Jumbo CD's	278,383,616	251,360,899
Brokered deposits	1,423,814,311	1,336,560,312
	1,975,662,802	1,872,963,402
Total Deposits	$2,084,308,044	$1,993,046,314

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company evaluated its dependency risk on broker dealers and the possibility of a near term severe impact, as defined on the SOP 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, and concluded that the Company relies on broker deposits as a short-term funding source to meet its liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce the Company’s net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in the Company’s financial condition. The ability to continue to acquire broker deposits is subject to the Company ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, if the Company’s capital ratios fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines, the Company could be restricted in using broker deposits as a short-term funding source.  This could materially impact the Company’s liquidity position.

Interest expense on time deposits over $100,000 and brokered deposits regardless the amount amounted to approximately $72,016,000 and $75,467,000 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

	Under $100,000	Over $100,000	Total

2009	$1,009,683,732	$244,710,834	$1,254,394,566
2010	251,881,885	8,252,201	260,134,086
2011	176,908,584	1,168,747	178,077,331
2012	47,207,813	25,575,000	72,782,813
2013	23,256,905	1,230,000	24,486,905
Thereafter	23,903,103	1,000,000	24,903,103
	1,532,842,022	281,936,782	1,814,778,804
Net premium (discount)	112,533	(2,961,911)	(2,849,378)

	$1,532,954,555	$278,974,871	$1,811,929,426

(13)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent short-term financing transactions with securities dealers and the Federal Home Loan Bank. The following table summarizes certain information on securities sold under agreements to repurchase:

	2008	2007
Amount outstanding at year-end	$556,475,000	$496,419,250
Maximum aggregate balance outstanding at any month-end	583,205,000	496,419,250
Average aggregate balance outstanding during the year	526,758,383	372,934,957
Weighted average interest rate for the year	3.61%	5.04%
Weighted average interest rate at year-end	3.60%	4.60%

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following table presents the borrowings associated with the repurchase transactions, their maturities, and weighted average interest rates.  Also, it includes the amortized cost and approximate fair value of the underlying collateral as of December 31, 2008 and 2007:

	2008
	Borrowing balance	Amortized cost of collateral	Fair value of collateral	Weighted average interest rate
Obligation of U.S. government agencies and corporations:
After 90 days	$16,584,861	$16,453,903	$16,643,114	3.95%
	16,584,861	16,453,903	16,643,114
Mortgage-backed securities:
Within 30 days	73,036,270	78,334,197	80,379,680	2.55%
After 90 days	164,837,071	188,902,243	194,725,984	3.26%
	237,873,341	267,236,440	275,105,664
Collateralized mortgage obligations:
Within 30 days	11,763,730	12,617,052	11,645,664	2.55%
After 90 days	290,253,068	346,164,592	338,117,585	3.83%
	302,016,798	358,781,644	349,763,249
	$556,475,000	$642,471,987	$641,512,027	3.47%

	2007
	Borrowing balance	Amortized cost of collateral	Fair value of collateral	Weighted average interest rate
Obligation of U.S. government agencies and corporations:
Within 30 days	$87,402,044	$88,676,804	$88,809,268	4.76%
After 90 days	18,390,328	29,846,444	29,884,030	4.37%
	105,792,372	118,523,248	118,693,298
Mortgage-backed securities:
Within 30 days	64,700,750	61,687,720	61,767,766	4.54%
After 90 days	54,351,699	60,795,878	61,010,975	3.88%
	119,052,449	122,483,598	122,778,741
Collateralized mortgage obligations:
Within 30 days	57,616,456	50,649,887	50,730,968	4.89%
After 90 days	213,957,973	236,277,295	235,986,355	4.20%
	271,574,429	286,927,182	286,717,323
	$496,419,250	$527,934,028	$528,189,362	4.40%

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(14)	Advances from Federal Home Loan Bank (FHLB)

At December 31, the Company owed several advances to the FHLB as follows:

Maturity	Interest rate range	2008	2007

2008	4.51%	$—	$30,000,000
2009	2.92%	15,000,000	—
2014	4.38%	398,041	453,926
		$15,398,041	$30,453,926

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months.  In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the year ended December 2008 and 2007 amounted approximately to $653,000 and $217,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of December 2008, our borrowing potential based on the collateral pledged at the FHLB was approximately $39,181,000.

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

Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item; to the extent they are attributable to the hedged risk. The ineffective portion of the gain or loss, if any, is recognized in current operations.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

As of December 31, 2008 and 2007, the Company had the following derivative financial instruments outstanding:

	2008		2007
	Notional amount	Fair value	Notional amount	Fair value

Libor-Rate interest rate swaps	$14,000,000	$12,959	$30,800,000	$(415,176)
	$14,000,000	$12,959	$30,800,000	$(415,176)

Purchased Option	$25,000,000	$110,000	$25,000,000	$3,950,000
	$25,000,000	$110,000	$25,000,000	$3,950,000

Written Option	$25,000,000	$(110,000)	$25,000,000	$(3,950,000)
	$25,000,000	$(110,000)	$25,000,000	$(3,950,000)

In January of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket.  The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years.   To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket.  Consistent with the guidance in SFAS 133, the equity-based return on the CD represent a written option and is bifurcated and accounted for separately from the debt host as a derivative.  Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings.  As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero.  At December 31, 2008, $110,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of December 31, 2008, the Company had one interest rate swap agreement, designated as fair value hedge, which converted $12,235,000 of fixed rate time deposit to variable rate time deposit that will mature in 2018, with semi-annual call options that match the call options on the swap. This swap and the certificate of deposit was terminated on January 26, 2009 and had an inconsequential impact in current operations.

As of December 31, 2007, the Company had four interest rate swap agreements outstanding, which synthetically converted $28,382,000 of fixed rate time deposits to variable rate (LIBOR-based) time deposits, of which $10,316,000 will mature between 2010 and 2013 and $18,066,000 will mature between 2018 and 2023. The time deposits have semi-annual call options, which match the call options on the swaps.

These interest rate swap agreements have been effective in achieving the economic objectives explained above.  During the years ended December 31, 2008 and 2007, the net loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

(16)	Notes Payable to Statutory Trusts

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Interest expense on notes payable to statutory trusts amounted to approximately $1,389,000 and $1,794,000 for the years ended December 31, 2008 and 2007, respectively.

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

	Minimum lease payments	Estimated lease income	Net
Years ending December 31:
2009	$1,551,000	$255,000	$1,296,000
2010	1,491,000	255,000	1,236,000
2011	1,398,000	276,000	1,122,000
2012	1,261,000	—	1,261,000
2013	1,210,000	—	1,210,000
Thereafter	12,996,000	—	12,996,000
	$19,907,000	$786,000	$19,121,000

Rent expense, net of rent income, for the years ended December 31, 2008 and 2007 was approximately $2,052,000 and $2,468,000, respectively.

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

During the quarter ended March 31, 2008, the Company sold to a third party lease financing contracts with carrying values of approximately $37,671,000.  In this sale, the Company retained servicing responsibilities and servicing assets of $2,166,000 was recognized. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $1,177,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased. As of December 31, 2008 and 2007, total amount accrued on books related to recourse liability amounted to approximately $331,000 and $27,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

A summary of servicing assets as of December 31, 2008 are as follows:

Servicing assets	2008	2007
Balance, beginning of year	$148,880	$1,157,706
Servicing retained on lease financing contracts sold	2,166,113	—
Change in valuation allowance	—	(379,659)
Amortization	(1,093,451)	(629,167)
Balance, end of period	$1,221,542	$148,880

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$375,986
Direct write-downs	—	(374,687)
Total valuation allowance	1,299	1,299
Balance, end of period, net	$1,220,243	$147,581

During the quarter ended December 31, 2008 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 18.24%, a discount rate of 9.00% and a weighted average portfolio life of 2.73 years.  No fair value impairment analysis was prepared as of December 31, 2007 since the servicing asset was considered inconsequential.  There were no custodial escrow balances maintained in connection with serviced leases as of December 31, 2008 and December 31, 2007.

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

Year	Amount
2009	$809,696
2010	339,366
Thereafter	72,480
$1,221,542

During the years 2008 and 2007, the Company sold approximately $23,868,000 and $16,706,000 of mortgage loans, respectively.  In addition, during 2008 and 2007, the Company sold $162,000 and $281,000 in individual residential construction loans to other financial institutions, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale.  The net proceeds from the sale from such loans amounted to approximately $24,320,000 and $17,387,000, resulting in a gain of approximately $291,000 and $380,000 during the years ended December 31, 2008 and 2007, respectively.

(19)	Income Taxes

Puerto Rico income tax law does not provide for filing a consolidated income tax return; therefore, the income tax expense reflected in the accompanying consolidated statements of income represents the sum of the income tax expense of the individual companies.  At December 31, 2008 and 2007, the Company’s tax provision and related accounts are substantially those of its subsidiary Bank.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company is subject to Puerto Rico income tax at statutory rates.  Under the provisions of the Puerto Rico Internal Revenue Code of 1994, as amended, the Bank is subject to regular tax or the alternative minimum tax, whichever is higher.  The excess of the alternative minimum tax over the regular income tax paid in any year is available to offset the regular income tax determined in future years, subject to certain limitations.  Customarily, the effective tax rate could differ from the statutory rate primarily because interest income on certain U.S. and Puerto Rico securities is exempt from Puerto Rico income taxes.

The Company is also subject to federal income tax on its U.S. source income.  However, the Company’s revenues are generally not subject to U.S. federal income tax.  The Bank is not subject to federal income tax on U.S. treasury securities that qualify as portfolio interest, nor to the branch profit tax and the branch-level interest tax on such income.

The Company operates EBS Overseas, Inc., an international banking entity (IBE) subsidiary of the Bank that engage in investment securities, deposits, and other funding transactions outside Puerto Rico.  The Company also has an IBE that operates as a division of the Bank under the name EBS International Bank. The Company has continued to operate EBS International Bank as a division of Eurobank and does not have immediate plans to transfer its assets to the subsidiary, EBS Overseas, Inc.  The revenues generated by these entities, net of related interest costs and operating expenses, are exempt from Puerto Rico taxes.

The Company includes taxable income from Euroseguros, Inc., a subsidiary acting as an agent to sell life, property, and casualty insurance products in Puerto Rico, principally to customers of the Bank.

On December 14, 2007, the governor of Puerto Rico approved and signed Law No. 197, which offered tax credits to financial institutions on the financing of qualified residential mortgages.  These tax credits varied based on whether the property to be financed was an existing dwelling or a new construction and whether it would be occupied by the buyer or was acquired for investment purposes.  The tax credits were limited, subject to certain restrictions, to a maximum of a 20% of the property’s selling price, or $25,000, whichever is lower.  This law expired in November 2008, when the tax credits granted reached the total allotted amount of $220.0 million

Total income taxes for the years ended December 31, were as follows:

	2008	2007
Income tax (benefit) from operations	$(13,207,948)	$(248,874)
Stockholders' equity for unrealized gain on investment securities	1,462	278
	$(13,206,486)	$(248,596)

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The components of the income tax benefit for the years ended December 31, were as follows:

	2008	2007
Current tax provision	$51,934	$4,388,064
Deferred tax benefit	(12,926,363)	(4,636,938)
Benefit from acquired tax credit	(333,519)	—
Total income tax benefit	$(13,207,948)	$(248,874)

The difference between the income tax provision and the amount computed using the statutory rate at December 31, was due to the following:

	2008		2007
	Amount	Rate	Amount	Rate
Income tax at statutory rate	$(9,545,865)	39.00%	$1,154,482	39.00%
Net (benefit) of tax-exempt interest income, including International banking entities	(3,525,493)	14.40	(1,543,510)	(52.14)
Benefits from grants of tax credits, law 197	(333,519)	1.36	–	-
Non deductible Stock based compensation	49,594	(0.19)	95,940	3.24
Disallowance of certain expenses for tax purposes and other items	147,335	(0.61)	44,214	1.49
	$(13,207,948)	53.96%	$(248,874)	(8.41)%

As of December 31, 2008 the Company had net operating losses of approximately $18,181,000, which expires in 2015.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Bank’s deferred tax assets and liabilities at December 31, were as follows:

	2008	2007
Deferred tax assets:
Allowance for loan and lease losses	$16,239,230	$10,973,471
Unrealized loss on securities available for sale	124	1,586
Current NOL carryforward	7,094,665	–
Other temporary differences	1,099,323	1,061,016
Deferred tax assets	24,433,094	12,036,073
Deferred tax liabilities :
Deferred loan origination costs, net	(177,470)	(922,699)
Servicing assets	(346,992)	(47,203)
Fair value adjustments on loans	(82,736)	(168,100)
Deferred tax liabilities	(607,198)	(1,138,002)
Net deferred tax asset	$23,825,896	$10,898,071

In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The significant component of the deferred income tax benefits was the increase in the allowance for loan and lease losses and net operating losses carry forward.  Based on the Company’s projections management concluded that the deferred tax assets will be realized. The following table summarizes the changes in the deferred tax asset for the years ended December 31:

	2008	2007
Balance at the beginning of year	$10,898,071	$6,260,855
Deferred tax benefit	12,926,363	4,636,938
Effect of FAS 115 in other comprehensive income	1,462	278
Balance at the end of year	$23,825,896	$10,898,071

Unrecognized Tax Benefits

During the year ended December 31, 2008, the Company did not record any additions or reductions based on tax position of current or prior years. As of January 1, 2008, the Company had approximately $750,000 of unrecorded tax positions.  This total represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Total amount of interest recorded in thestatement of operations for the years ended December 31, 2008 and 2007 was approximately $75,000 and $44,000, respectively.  The company is not subject to penalties for the unrecognized tax benefits. Total accrued interest related to unrecorded tax positions as of December 31, 2008 and 2007 was $133,000 and $58,000, respectively.  The Company is no longer subject to examination by taxing authorities for taxable years before 2004.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

On March 9, 2009, the governor of Puerto Rico signed into law Act No. 7 (the “Act No. 7”), also know as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Puerto Rico’s Internal Revenue Code (the “Code”).  Act No, 7 amended various income, property, excise, and sales and use tax provision of the Code.  Under the provisions of Act No. 7, corporations, among other taxpayers, will be subject to surtax of 5% on the total tax determined (not on the taxable income).  In addition, Act No. 7 imposes a special income tax of 5% on the net income of International Banking Entities ("IBE"), among a group of exempt taxpayers.  Both, the 5% surtax and the special income tax rate of 5% are applicable for taxable years commencing after December 31, 2008 and prior January 1, 2012.  Act No. 7 also revamps the alternative basic tax provisions of the Code.  Under the revised version, our dividends, generally subject to a maximum 10% preferential rate tax, may now be subject to an effectively tax of 20% in the case of individuals with income (computed with certain addition of exempt income and income subject to preferential rates) in excess of $175,000, or 15% if such income is over $125,000.  Act No. 7 provides for several additional changes to the Code, which the Company believes will have an inconsequential financial impact or are not applicable since are related to individual taxpayers.

(20)	Stock Transactions

During 2008, the Company issued 407,000 of the common stock shares through stock options exercised, as follows:

	Number of	Exercise
Date	shares	Price	Total

January-08	50,000	$5.00	$250,000
March-08	351,000	5.00	1,755,000
March-08	6,000	4.00	24,000

	407,000		$2,029,000

During the year 2008, the company repurchased 800 unvested restricted shares from former employees for a total of $6,504. These restricted shares were originally granted in April 2004, under a Restricted Stock Purchase Agreement. During the year 2007, the Company purchased 285,368 shares under the stock repurchase programs approved by the Board of Directors in May 2007 and October 2005.

(21)	Preferred Stock

The Series A preferred stockholders are entitled to receive, when and if declared by the board of directors, monthly noncumulative cash dividends at an annual rate of 6.825%. The board of directors has no obligation to declare dividends on the Series A preferred stock in any dividend period. However, so long as any Series A preferred stock remains outstanding, there are certain limitations on the payment of dividends or distributions on common stock. The Series A preferred stock is not convertible or exchangeable for any other class of stock. At the Company’s option, the stock is redeemable at its liquidation value, which equals at the option of the Company a redemption price of $25.00 per share (aggregate liquidation preference value of $10,763,425), plus accrued but unpaid dividends (noncumulative), which is equal to its liquidation value. The stock has no voting preferences and has no preemptive rights.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(22)	Stock Option Plan

The stockholders of EuroBancshares approved the 2005 Stock Option Plan at the annual meeting held at the main office of the Company on May 12, 2005. The 2005 Stock Option Plan has reserved 700,000 shares of our common stock for issuance pursuant to the stock options. Once the 2005 Stock Options Plan was approved, no further options were available to acquire shares under the 2002 Stock Option Plan. The outstanding options as of December 31, 2008 included options granted under the 2002 and 2005 Stock Option Plan.

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

During the year ended December 31, 2008, no options were granted to the Company’s directors or employees. On February 26, 2007 and December 31, 2007, the Company granted to its directors and executive officers, a total of 80,670 options and 120,500 options, respectively, under the established 2005 stock option plan. Of these options, 61,670 stock options were granted to directors and were vested immediately. The remaining 139,500 stock options were granted to employees vesting in five equal annual installments beginning on February 26, 2007 and December 31, 2008, respectively. These options have an exercise price of $8.60 and $4.00, respectively, and are exercisable within ten years after the grant date at the discretion of the optionee.

All options granted prior to December 31, 2005, were fully vested at grant date and are exercisable at the discretion of the optionee within five years after the grant date.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The weighted average assumptions used for the grants issued were:

	2008	2007
Expected life of options (in years)	N/A	6.04
Expected volatility	N/A	37.14%
Expected dividends	N/A	0.00%
Risk- free rate	N/A	3.96%

A summary of the activity in the stock option plan for 2008 follows:

			Weighthed
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Options outstanding January 1	998,570	$8.02
Granted	—	—
Exercised	(407,000)	4.99
Forfeited	(11,000)	11.87
Expired	(45,000)	5.00
Outstanding at end of year	535,570	$10.50	4.33	$—
Exercisable at end of year	392,690	$11.24	2.92	$—

Information related to the stock option plan during each year follows:

	2008	2007

Intrinsic value of options exercised	$95,070	$1,043,134
Cash received from option exercises	2,029,000	1,148,879
Tax benefit realized from option exercises	-	-
Weighted average fair value of options granted	-	2.53

At December 31, 2008 there was approximately $411,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.97 years.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(23)	(Loss) Earnings per Share

The computation of (loss) earnings per share is presented below:

	2008	2007

Net (loss) income before extraordinary item and preferred stock dividends	$(11,268,629)	$3,209,083
Dividend declared to preferred shareholders	(746,846)	(744,805)

Net (loss) income available to common shareholders	$(12,015,474)	$2,464,278

Weighted average number of common shares outstanding applicable to basic earnings per share	19,418,526	19,212,801
Effect of dilutive securities	—	178,837

Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,418,526	19,391,639

Basic earnings per share:
Net (loss) income	$(0.62)	$0.13

Diluted earnings per share:
Net (loss) income	$(0.62)	$0.13

In computing diluted earnings per common share for 2008, stock options of 114,500, 174,000, 73,670, 76,800, and 96,600 shares on common stock with exercise price of $4.00, $8.13, $8.60, $14.17 and $21.00, respectively, were not considered because they were antidilutive. For 2007, stock options of 174,000, 80,670, 78,800 and 98,600 shares on common stock with exercise price of $8.13, $8.60, $14.17 and $21.00, respectively, were not considered because they were antidilutive.

(24)	Employees’ Benefit Plan

The Company maintains a defined contribution plan covering substantially all its employees after three months of service. Under the provisions of the plan, employees can elect to contribute to the plan up to 10% limited to $8,000 of their compensation and the Company matches 100% of the amount contributed by the employees up to a maximum of 3% limited to $3,000 of the employees’ annual compensation. The amount of contribution expense recognized by the Company for the years ended December 31, 2008 and 2007 amounted to approximately $285,000 and $275,000, respectively.

(25)	Related-Party Transactions

The Company makes loans to its directors, principal stockholders, officers, employees, organizations, and individuals associated with them in the normal course of business.  At December 31, 2008 and 2007, loans outstanding with these parties amounted to approximately $17,625,000 and $13,300,000, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The summary of changes in the related-party loans follows:

	Executive			Principal
	officers			shareholders
	and related	Directors and		and related
	parties	related parties	Employees	parties	Total
Balance at December 31, 2006	$179,715	$5,261,208	$2,945,534	$—	$8,386,457
Additions	35,928	6,960,624	708,470	—	7,705,022
Reductions	(85,980)	(1,848,412)	(856,693)	—	(2,791,085)
Balance at December 31, 2007	129,663	10,373,420	2,797,311	—	13,300,394
Additions	81,387	7,476,600	3,860,043	—	11,418,030
Reductions	(69,097)	(5,192,058)	(1,832,107)	—	(7,093,262)
Balance at December 31, 2008	$141,952	$12,657,962	$4,825,247	$—	$17,625,161

Deposits of approximately $11,800,000 and $15,826,000 from these parties were outstanding as of December 31, 2008 and 2007, respectively.

The Company leases two facilities from corporations in which two directors have a controlling interest. During 2007, the Company leased three facilities from corporations controlled by three directors. One of these lease agreement expired in July 2007.  The rent expense related to these lease agreements amounted to approximately $199,000 and $242,000 for the years 2008 and 2007, respectively

(26)	Financial Instruments with Off-Balance-Sheet Risk

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

At December 31, the approximate contract or notional amount of the Company’s financial instruments with off-balance-sheet risk were as follows:

	2008	2007
Financial instruments whose contract amounts represent credit risk – stand-by and commercial letters of credit	$15,539,000	$15,066,000
Commitments to extend credit, approved loans not yet disbursed, and unused lines of credit:
Variable rate	136,624,000	221,111,000
Fixed rate	19,332,000	30,270,000

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(a)	Cash and Due from Banks, Interest-Bearing Deposits, and Securities Purchased under Agreements to Resell

The carrying amount of cash and due from banks, interest-bearing deposits, and securities purchased under agreements to resell is a reasonable estimate of fair value, due to the short maturity of these instruments.

(b)	Investment Securities

The fair value of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Please see further explanation below.

(c)	Other Investments

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB. The carrying value of equity interest in unconsolidated statutory trust approximates the fair value of the residual equity in the trust.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(d)	Loans and Loans Held for Sale

Fair values are estimated for portfolios of loans with similar financial characteristics in accordance with SFAS No. 107, as amended.  Loans are segregated by type such as commercial, consumer, mortgage, and other loans.  Each loan category is further segmented into fixed and adjustable interest rate terms.

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

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of December 31, 2008 and 2007.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

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

Derivative instruments were recorded on the balance sheet at their respective fair values.  Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves.  The options are valued using the market standard methodology of calculating the basket average closing level of each underlying index on the observation dates less the average closing level of each underlying index at the initial date, divided by the average closing level of each underlying index at the initial date.  In addition, credit valuation adjustments are made to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which consider the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts, and guarantees.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(l)	Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was not readily available and not deemed significant.

(m)	Fair Value

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Following are the carrying amount and fair value of financial instruments as of December 31:

	2008		2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Financial assets:
Cash and due from banks	$43,275,239	$43,275,239	$15,866,221	$15,866,221
Interest-bearing deposits	400,000	400,000	32,306,909	32,306,909
Federal funds sold overnight	44,470,925	44,470,925
Securities purchased under agreements to resell	24,486,774	24,486,774	19,879,008	19,879,008
Investment securities available for sale	751,016,565	751,016,565	707,103,432	707,103,432
Investment securities held to maturity	132,798,181	132,890,503	30,845,218	30,451,926
Other investments	14,932,400	14,932,400	13,354,300	13,354,300
Loans held for sale	1,873,445	1,873,445	1,359,494	1,359,494
Loans, net	1,740,539,113	1,729,938,119	1,829,082,008	1,819,152,795
Derivatives - Purchased Option	110,000	110,000	3,950,000	3,950,000
Accrued interest receivable	14,614,445	14,614,445	18,136,489	18,136,489

Financial liabilities:
Deposits	2,084,308,044	2,114,507,829	1,993,046,314	2,013,817,980
Securities sold under agreements to repurchase	556,475,000	573,390,657	496,419,250	495,224,506
Advances from FHLB	15,398,041	15,431,886	30,453,926	30,445,061
Notes payable to statutory trusts	20,619,000	12,126,034	20,619,000	20,627,779
Accrued interest payable	16,073,737	16,073,737	17,371,698	17,371,698
Derivatives - Interest Rate Swaps	12,959	12,959	415,176	415,176
Derivatives - Written Option	110,000	110,000	3,950,000	3,950,000

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The fair values of obligations available for sale issued by US Government Agencies, US Government Sponsored Enterprises, US Corporations, Commonwealth of Puerto Rico Government and Commonwealth of Puerto Rico Government Agencies and Mortgage-backed securities issued by US Agencies and US Sponsored Enterprises are determined by obtaining quoted prices from nationally recognized securities broker-dealers (Level 2 inputs).  Quoted price for each security is determined utilizing the risk free US Treasury Securities Yield Curve as the base plus a spread that represents the cost of the risks inherent to the characteristics (credit, option and other possible risks) of each investment alternative. In the case of the Mortgage Back Securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs).  The company owns a preferred security that was issued under the rule 144 A under the Securities Act of 1993. The quarterly dividends of this security are current but the security does not have an active secondary market. On a quarterly basis we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity. (Level 3 inputs).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$751,016,565	$—	$530,362,366	$220,654,199
Purchased option jumbo CD	110,000	—	110,000	—
FVH swaps valuation	12,959	—	12,959	—

Liabilities:
Embedded option jumbo CD	$110,000	$—	$110,000	$—

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Level 3 - Private Labels
Available for Sale Securities
Beginning Balance January 1, 2008	$178,321,255
Net other comprehensive loss	(23,816,803)
Amortization and Accretion included in operations	1,023,980
Purchases, issuances, and settlements	103,884,868
Prepayments and maturities	(38,759,100)
Ending Balance December 31, 2008	$220,654,199

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs	Total gains
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)	(losses)
Assets:
Impaired loans	$95,220,267	$—	$60,096,242	$35,124,025	$(19,133,238)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $95,220,000, net of a valuation allowance of $19,811,000, resulting in an additional provision for loan losses of $19,133,000 for the year ended December 31, 2008.  Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(28)	Significant Group Concentrations of Credit Risk

Most of the Company’s business activities are with customers located within Puerto Rico.  The Company has a commercial, industrial, and leasing loan portfolio with no significant concentration in any economic sector.  Although there is no significant concentration in any economic sector, the Company has a concentration of exposure to a number of individual borrowers, with principal outstanding balances ranging from $5.0 million to $10.0 million, and a significant loss on any one of these credits could materially affect our financial condition and results of operations.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined).  Management believes that as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they were subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I Leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the institution’s capital category.  The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the following table.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

At December 31, required and actual regulatory capital amounts and ratios are as follow (dollars in thousands):

	2008
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio

Total Capital (to risk-weighted assets):
Consolidated	$162,752	8.00%	$208,626	10.25%	N/A
Eurobank	162,732	8.00%	206,422	10.15%	> 10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	81,376	4.00%	182,993	8.99%	N/A
Eurobank	81,366	4.00%	180,792	8.89%	> 6.00%

Tier I Capital (to average assets):
Consolidated	111,803	4.00%	182,993	6.55%	N/A
Eurobank	111,764	4.00%	180,792	6.47%	> 5.00%

	2007
					Well
	Required		Actual		capitalized
	amount	Ratio	amount	Ratio	ratio

Total Capital (to risk-weighted assets):
Consolidated	$166,720	8.00%	$224,873	10.79%	N/A
Eurobank	166,719	8.00%	224,137	10.76%	> 10.00%

Tier I Capital (to risk-weighted assets):
Consolidated	83,360	4.00%	198,793	9.54%	N/A
Eurobank	83,360	4.00%	198,057	9.50%	> 6.00%

Tier I Capital (to average assets):
Consolidated	105,308	4.00%	198,793	7.55%	N/A
Eurobank	105,282	4.00%	198,057	7.52%	> 5.00%

(30)	Parent Company Financial Information

The following condensed financial information presents the financial position of Eurobancshares as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Condensed Balance Sheets:

	2008	2007
	(In thousands)
Assets
Dividend receivable from non bank subsidiaries	$-	$1
Dividend receivable from Eurobank	16	27
Due from non bank subsidiaries	6	-
Note receivable from Eurobank	1,341	-
Investment in Eurobank	174,368	199,182
Investment in other subsidiaries	1,493	1,356
Prepaid expenses	4	9
Total assets	$177,228	$200,575

Liabilities and Stockholders' Equity
Due to non bank subsidiary	$10	$10
Notes payable to subsidiaries	20,619	20,619
Accrued interest payable to non bank subsidiaries	29	28
Total liabilities	20,658	20,657

Stockholders' equity	156,570	179,918
Total liabilities and stockholders' equity	$177,228	$200,575

Condensed Statement of Operations:

	Year ended December 31
	2008	2007
	(In thousands)
(Loss) income:
Interest on note receivable from Eurobank	$1	$-
Dividend from preferred stocks of Eurobank	1,348	1,740
Dividend income from non bank subsidiaries	42	54
Total interest income	1,391	1,794
Interest on note payable to subsidiaries	1,389	1,794
Net interest income	2	(0)
Equity in undistributed (loss) earnings of subsidiaries	(11,174)	3,231
Noninterest expense	94	22
Earnings before income taxes	(11,268)	3,209
Provision for income taxes	-	-
Net (loss) income	$(11,268)	$3,209

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
Condensed Statements of Cash Flows:

	Year ended December 31
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(11,268)	$3,209
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	11,174	(3,232)
(Increase) decrease in accrued interest and dividend receivable from subsidiaries	12	(3)
Increase in prepaid expenses	5	(2)
(Decrease) increase in accrued interest payable to subsidiaries	(12)	3
Increase in other liabilities	12	-
Net cash used in operating activities	(77)	(24)

Cash flows from investing activities:
Net (advances) payments in note from Eurobank	(1,198)	2,127
Net cash (used in) provided by investing activities	(1,198)	2,127

Cash flows from financing activities:
Decrease in due to Eurobank	—	(7)
Dividends on preferred stocks	(747)	(745)
Repayment of Trust Preferred Securities	—	—
Proceeds from issuance of common stock	2,029	1,149
Purchase and retirement of common stock	(7)	(2,500)
Net cash used in financing activities	1,275	(2,103)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$—	$—