Form 10-Q
period 2009-03-31
EUROBANCSHARES INC
filed 2009-05-15
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). `

Yes ☐ No ☐

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of May 15, 2009 was 19,499,515 shares.

EUROBANCSHARES, INC.

INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$	$
Cash and due from banks	241,929,900	43,275,239
Interest bearing deposits	400,000	400,000
Federal funds sold	—	44,470,925
Total cash and cash equivalents	242,329,900	88,146,164
Securities purchased under agreements to resell	13,318,062	24,486,774
Investment securities available for sale, at fair value	691,913,202	751,016,565
Investment securities held to maturity, fair value of $121,131,470 in 2009 and $132,890,502 in 2008	120,510,965	132,798,181
Other investments	11,565,700	14,932,400
Loans held for sale	317,703	1,873,445
Loans, net of allowance for loan and lease losses of $39,345,917 in 2009 and $41,639,051 in 2008	1,702,485,926	1,740,539,113
Accrued interest receivable	13,671,602	14,614,445
Customers’ liability on acceptances	354,114	405,341
Premises and equipment, net	34,390,756	34,466,471
Deferred tax assets, net	26,922,047	23,825,896
Other assets	43,005,653	33,324,128
Total assets	$2,900,785,630	$2,860,428,923
Liabilities and Stockholders' Equity
Deposits:
Noninterest bearing	$105,239,063	$108,645,242
Interest bearing	2,103,599,076	1,975,662,802
Total deposits	2,208,838,139	2,084,308,044
Securities sold under agreements to repurchase	496,675,000	556,475,000
Acceptances outstanding	354,114	405,341
Advances from Federal Home Loan Bank	383,683	15,398,041
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	14,806,081	16,073,737
Accrued expenses and other liabilities	9,914,171	10,579,960
	2,751,590,188	2,703,859,123
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2009 and 2008(aggregate liquidation preference value of $10,763,425)	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 20,439,398 shares in 2009 and 2008; outstanding: 19,499,515 shares in 2009 and 2008	204,394	204,394
Capital paid in excess of par value	110,145,985	110,109,207
Retained earnings:
Reserve fund	8,358,806	8,029,106
Undivided profits	52,305,153	49,773,573
Treasury stock, 939,883 shares in 2009 and 2008, at cost	(9,916,962)	(9,916,962)
Accumulated other comprehensive loss:
Unrealized loss on available for sale securities	(8,715,914)	(12,392,943)
Other-than-temporary impairment losses on available for sale securities for which a portion has been recognized in earnings	(13,949,445)	—
Total stockholders' equity	149,195,442	156,569,800
Total liabilities and stockholders' equity	$2,900,785,630	$2,860,428,923

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
For the three months ended March 31, 2009 and 2008

	Three Months Ended March,
	2009	2008
Interest income:
Loans, including fees	$24,599,905	$32,757,773
Investment securities:
Taxable	1,947	2,643
Tax Exempt	11,519,063	9,491,802
Interest bearing deposits, securities purchased under agreements to resell, and other	78,790	386,987
Total interest income	36,199,705	42,639,205
Interest expense:
Deposits	17,542,319	21,773,166
Securities sold under agreements to repurchase, notes payable, and other	4,619,903	5,632,698
Total interest expense	22,162,222	27,405,864
Net interest income	14,037,483	15,233,341
Provision for loan and lease losses	5,689,000	7,833,000
Net interest income after provision for loan and lease losses	8,348,483	7,400,341
Noninterest income:
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(15,491,220)	—
Portion of loss recognized in other comprehensive income	14,683,627	—
Net impairment losses recognized in earnings	(807,593)	—
Net gain on sale of securities	4,036,387
Service charges – fees and other	2,124,879	2,423,374
Net loss on sale of other real estate owned, repossessed assets and on disposition of other assets	(213,724)	(33,759)
Net gain on sale of loans and leases	795,572	1,235,195
Total noninterest income	5,935,521	3,624,810
Noninterest expense:
Salaries and employee benefits	4,802,139	5,578,914
Occupancy	2,548,096	2,942,768
Professional services	1,556,474	1,241,218
Insurance	1,174,569	646,591
Promotional	117,918	367,018
Other	2,280,975	2,489,195
Total noninterest expense	12,480,171	13,265,704
Income (loss) before income taxes	1,803,833	(2,240,553)
Income Tax Benefit	(1,241,097)	(1,237,228)
Net income (loss)	$3,044,930	$(1,003,325)

Earnings (loss) per share:
Basic:	$0.15	$(0.06)

Diluted:	$0.15	$(0.06)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive (Loss) Income
(Unaudited)
For the three months ended March 31, 2009 and 2008

	2009	2008
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	204,394	200,324
Exercised stock options	—	4,070
Balance at end of period	204,394	204,394
Capital paid in excess of par value – common stock:
Balance at beginning of period	110,109,207	107,936,531
Exercised stock options	—	2,024,930
Stock based compensation	36,778	37,730
Balance at end of period	110,145,985	109,999,191
Reserve fund:
Balance at beginning of period	8,029,106	8,029,106
Transfer from undivided profits	329,700	—
Balance at end of period	8,358,806	8,029,106
Undivided profits:
Balance at beginning of period	49,773,573	61,789,048
Net income (loss)	3,044,931	(1,003,325)
Preferred stock dividends ($0.43 per share in 2009 and 2008)	(183,651)	(185,691)
Transfer to reserve fund	(329,700)	—
Balance at end of period	52,305,153	60,600,032
Treasury stock
Balance at beginning of period	(9,916,962)	(9,910,458)
Purchase of common stock	—	—
Balance at end of period	(9,916,962)	(9,910,458)
Accumulated other comprehensive (loss) income, net of taxes:
Balance at beginning of period	(12,392,943)	1,110,173
Unrealized net gain on investment securities available for sale	3,677,029	1,403,689
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in earnings	(13,949,445)	—
Balance at end of period	(22,665,359)	2,513,862
Total stockholders' equity	$149,195,442	$182,199,552

Comprehensive (loss) income:
Net income (loss)	$3,044,930	$(1,003,325)
Other comprehensive income (loss), net of tax:
Unrealized net gain on investment securities available for sale	3,677,029	1,403,689
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in earnings	(13,949,445)	—
Comprehensive (loss) income	$(7,227,486)	$400,364

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,044,931	$(1,003,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,007,362	761,286
Provision for loan and lease losses	5,689,000	7,833,000
Stock-based compensation	36,778	37,730
Deferred tax and acquired tax credits benefit	(1,803,593)	(1,246,472)
Net gain on sale of securities	(4,036,387)	—
Net other than temporary impairment losses	807,593	—
Net gain on sale of loans	(795,572)	(1,235,195)
Net loss on sale of repossessed assets and on disposition of other assets	213,724	33,759
Net amortization of premiums and accretion of discount on investment securities	(496,914)	(319,214)
Valuation expense of repossesed assets	215,332	245,933
Decrease in deferred loan costs	323,839	734,426
Origination of loans held for sale	(1,401,681)	(3,613,976)
Proceeds from sale of loans held for sale	1,440,581	3,672,590
Decrease in accrued interest receivable	942,843	967,003
Net (increase) decrease in other assets	(7,049,432)	8,943,258
(Decrease) increase in accrued interest payable, accrued expenses, and other liabilities	(1,933,446)	2,643,292
Net cash (used in) provided by operating activities	(3,795,042)	18,454,096

Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell	11,168,712	(14,615,825)
Proceeds from sale of investment securities available for sale	111,381,158	—
Purchases of investment securities available for sale	(112,490,405)	(225,803,355)
Proceeds from principal payments and maturities of investment securities available for sale	52,362,839	141,413,649
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	12,395,702	2,502,129
Purchase of Federal Home Loan Bank Stocks	(2,025,000)	(6,682,500)
Procceds from principal payments and maturities of Federal Home Loan Bank Stocks	5,391,700	4,217,100
Net decrease (increase) in loans and leases	11,075,506	(27,385,762)
Proceeds from sale of leases	19,608,076	37,671,519
Proceeds from sale of other assets	276,228	342,710
Capital expenditures	(697,824)	(1,011,469)
Net cash provided by (used in) investing activities	108,446,692	(89,351,804)

Cash flows from financing activities:
Net increase (decrease) in deposits	124,530,095	(26,543,005)
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(59,800,000)	69,303,750
Net decrease in Federal Home Loan Bank Advances	(15,014,358)	(5,013,743)
Dividends paid to preferred stockholders	(183,651)	(185,691)
Net proceeds from issuance of common stock	—	2,029,000
Net cash provided by financing activities	49,532,086	39,590,311

Net increase (decrease) in cash and due from banks	154,183,736	(31,307,397)
Cash and cash equivalents beginning balance	88,146,164	48,173,130
Cash and cash equivalents ending balance	$242,329,900	$16,865,733
Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$23,429,878	$25,681,794

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	7,195,001	8,492,365
Finance of repossessed assets acquired through foreclosure of loans	4,282,493	4,335,445
Change in fair value of available-for-sale securities, net of taxes	(10,272,415)	(1,403,688)

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.

2.	New Accounting Pronouncements

•	Recently Adopted Accounting Standards

On January 12, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position
EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. It amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets” to provide more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The FSP establishes that companies should consider guidance in Statement 115. Companies should also consider  all available information including past events and current conditions  when developing estimates of future cash flows to determine whether to record an other than temporary impairment. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively. The implementation of EITF 99-20-1 does not have a significant impact on the financial statements.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS-124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP to improve presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity is required to adopt early this FSP if it elects to adopt early FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly  or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The Company elected to adopt this FSP for the quarter ended March 31, 2009 and recorded in earnings approximately $15,491,000 for other than temporary impairment (“OTTI”) losses from which approximately $14,684,000 were offset through other comprehensive income.  There was no effect as of the beginning of the quarter, since no OTTI were recorded on prior years.

 On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement 157, Fair Value Measurements, when volume and level of activity have significantly decreased for the asset or liability. The FSP clarifies that, even if there is a significant decrease in the volume and level of activity of an asset or liability, and regardless of the valuation technique used, the objective of fair value measurement remains the same. It also provides guidance on identifying a transaction that is not orderly. An orderly transaction is one in which there is no forced liquidation or distressed sale. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The entity is required to adopt early this FSP if it elects to adopt early   FSP FAS 115-2 and FAS 124-2 or FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. If the reporting entity decides to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 must be adopted early. The Company elected to adopt this FSP for the quarter ended March 31, 2009. The implementation of the FSP did not have a significant impact on the financial statements.

In March 2008 the Financial Standards Board (FASB) issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133”.  This statement addresses the amount and quality of required disclosures under FASB 133 and improves the transparency of financial reporting.  Under FASB 161 all entities are required to enhance disclosures about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB 133, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of this statement did not have a significant impact on the financial statements.

•	Recently Issued Accounting Standards

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and annual statements of publicly traded companies. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt early this FSP only if it also elects to adopt early FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a significant effect on the result of operations or financial position.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 14, 2009, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 111, “Miscellaneous Accounting- Other Than Temporary Impairment of Certain Investments in Equity Securities”. This staff accounting bulletin amends and replaces Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” to reflect Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The amended SAB Topic 5.M. maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope.

3.	Earnings (loss) Per Share

Basic earnings (loss) per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of earnings (loss) per share is presented below:

	Three months ended March 31,
	2009	2008
Income (loss) before preferred stock dividends	$3,044,930	$(1,003,325)
Preferred stock dividend	(183,651)	(185,691)

Income (loss) available to common shareholders	$2,861,279	$(1,189,016)

Weighted average number of common shares outstanding applicable to basic earning per share	19,499,515	19,172,524
Effect of dilutive securities	-	57,852
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,499,515	19,230,376

Net earnings (loss) per common share:
Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

In computing diluted earnings per common share for the first quarter of 2009, stock options of 74,700, 76,200, 73,670 and 114,500 shares on common stock with exercise price of $21.00, $14.17, $8.60 and $4.00, respectively, were not considered because they were antidilutive.  For the first quarter of 2008, stock options of 174,000, 96,600, 76,800 and 74,670 shares on common stock with exercise price of $8.13, $21.00, $14.17 and $8.60 respectively, were not considered because they were antidilutive.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of March 31, 2009 and December 31, 2008 are as follows:

	2009
	Amortized	Gross unrealized	Gross unrealized		Fair
	cost	gains	losses		value
Commonwealth of Puerto
Rico obligations:
Puerto Rico Public Corporation
Less than one year	$200,100	$5,322	$(96	) $	205,326
Puerto Rico Housing Finance Authority
One through five years	5,346,027	62,482	–		5,408,509
Federal Home Loan Bank notes:
Less than one year	11,000,000	142,395			11,142,395
One through five years	6,188,408	123,323	–		6,311,731
US Corporate notes:
Less than one year	4,986,558	–	(34,158)		4,952,400
One through five years	2,600,000	–	(1,700,000)		900,000
Mortgage-backed securities:
Agency Mortgage Backed Securities	456,224,898	11,325,485	(61,129)		467,489,254
Private Label Mortgage Backed Securities (CMO)	229,227,025	1,284	(33,724,722)		195,503,587
Total	$715,773,016	$11,660,291	$(35,520,105	) $	691,913,202

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$200,194	$4,245	$–	$204,439
One through five years	5,346,299	16,025	(2,304)	5,360,021
Federal Home Loan Bank notes:
Less than one year	20,993,213	227,357	–	21,220,570
One through five years	6,530,425	20,387	–	6,550,812
US Corporate note:
Less than one year	4,974,971	–	(83,871)	4,891,100
One through five years	3,000,000	–	(1,950,000)	1,050,000
Mortgage-backed securities	722,364,282	13,775,266	(24,399,924)	711,739,623
Total	$763,409,384	$14,043,280	$(26,436,099)	$751,016,565

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At March 31, 2009 and December 31, 2008, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceed 10% of stockholders’ equity.

During the three months ended March 31, 2009, the company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $111,381,000, recognizing a net gain of approximately $4,036,000. During the three months ended March 31, 2008, there were no sales of investment securities available for sale.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2009 and December 31, 2008, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2009
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Commonwealth of Puerto Rico Obligations:
Puerto Rico Public Corporation	$(96)	$129,970	$–	$–	$(96)	$129,970
US Corporate Notes	(34,158)	4,952,400	(1,700,000)	900,000	(1,734,158)	5,852,400
Mortgage backed securities:
Agency mortgage backed securities	(60,248)	33,214,728	(881)	566,695	(61,129)	33,781,423
Private label mortgage backed securities	(14,387,048)	70,187,836	(19,337,674)	117,941,240	(33,724,722)	188,129,077
	$(14,481,550)	$108,484,934	$(21,038,555)	$119,407,935	$(35,520,105)	$227,892,870

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Commonwealth of Puerto Rico and municipal obligations	$(2,304)	$775,889	$–	$–	$(2,304)	$775,889
US Corporate Notes	(83,871)	4,891,100	(1,950,000)	1,050,000	(2,033,871)	5,941,100
Mortgage-backed securities	(20,880,325)	201,176,140	(3,519,599)	35,784,953	(24,399,924)	236,961,093
	$(20,966,500)	$206,843,129	$(5,469,599)	$36,834,953	$(26,436,099)	$243,678,082

•
PR public corporation – The unrealized losses on the Company’s investments in PR Public Corporation Obligations were caused by interest rate increases and the general economy deterioration.  The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2009.

•
US corporate notes – The Company’s unrealized losses on investments in Corporate bonds relates to:  $ 5,000,000 investments in Popular NA, Inc. note with a composite credit rating of –BBB, and $ 3,000,000 investment in GFG, Inc. trust preferred securities, non rated.  The unrealized losses were primarily caused by a recent decrease in profitability and a near-term profit forecasts by industry analyst resulting from general economy deterioration.  The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost bases of the investments.  In the case of Popular NA, Inc. note, because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider this investment to be other than temporarily impaired.  For the GFG, Inc. trust preferred securities, during the quarter ended March 31, 2009, GFG, Inc. received a cease and desist order that poses an important limitation on their ability to comply with existing debt agreements unless it is able to raise additional capital.  We considered that a reasonable estimate of the other than temporary impairment due to the possible deterioration of credit quality was $400,000, as further explained below.

•
Agency mortgage-backed securities - The unrealized losses on the Company’s investments in federal agencies mortgage backed-securities (“MBS”) were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the US government.  Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2009.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
Private label mortgage backed securities - The unrealized losses on the Company’s investments in private label MBS were caused by interest rate increases and general deterioration of the economy.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash flows structure established for each security.   Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because of the general deterioration of the economy, we considered that a reasonable estimate of the OTTI due to the possible deterioration of credit quality was $408,000.  Please refer to the detail explanation below.

With the assistance of a third party provider, the Company reviewed the investment portfolio as of March 31, 2009 using cash flow and valuation models and considering the provisions of FSP 115-2, for applicable securities.  During the review, the Company identified securities with characteristics that warranted a more detailed analysis, as follows:

(i)
One security for $3,000,000 of original par value and a current market value of $900,000 is a non-rated Trust Preferred Stock (“TPS”).  The Company review of the security’s performance revealed that all cash flows have been received as scheduled since inception.  However, considering the issuer’s current financial position and that this security only receives dividend payments until maturity, expected cash flows may not be indicative of the inherent credit risk associated with this security for purposes of determining any possible OTTI. The Company considered that a more reasonable approach would be to use a methodology similar to the advance internal rating approach incorporated in the Basel II Accord in which expected credit losses are determined by using the expected default rate, the loss given the default, and the exposure at default.  Based on this analysis and the information previously set forth, as of March 31, 2009, the Company estimated a $400,000 OTTI on this security due to the apparent deterioration of the credit quality.

(ii)
Several private label MBS that have mixed credit ratings or other special characteristics.  For each one of the private label MBS, the Company reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  The Company determined the estimated present value of expected cash flows at the current book yield of these investments.  Some of the analysis performed to the downgraded mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.	projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following three years;

f.	a mortgage loan Conditional Prepayment Rate (“CPR”) speed equal to 8 or 15 depending on the approximately last six months average for each security;

g.	projected total future deal loss based on the previous conservative assumptions;

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

h.	excess credit support protection;

i.	projected tranche dollar loss; and

j.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, as of March 31, 2009, the Company estimated a $408,000 OTTI due to the apparent deterioration of the credit quality over ten private label MBS.

The activity in other than temporary impairment related to credit losses recognized in earnings as of March 31, 2009 is as follows:

March 31, 2009
Beginning Balance	$-
Additions to credit loss for which an
OTTI was not previously recognized	807,953
Ending Balance	$807,953

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of March 31, 2009 and December 31, 2008 are as follows:

	2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank notes	$2,351,220	$21,031	$–	$2,372,251
Mortgage-backed securities:
Agency mortgage backed securities	102,620,760	2,785,134	(60)	105,405,834
Private label mortgage backed securities (CMO)	15,538,985	–	(2,185,600)	13,353,385
Total	$120,510,965	$2,806,165	$(2,185,660)	$121,131,470

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank notes	$2,457,389	$4,690	$–	$2,462,079
Mortgage-backed securities	130,340,792	1,677,328	(1,589,697)	130,428,423
Total	$132,798,181	$1,682,018	$(1,589,697)	$132,890,502

There were no sales of investment securities held to maturity during the three month period ended March 31, 2009 and 2008.

At March 31, 2009 and December 31,2008, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2009
	Less than 12 months			12 months or more		Total
	Unrealized		Fair	Unrealized	Fair	Unrealized	Fair
	losses		value	losses	value	losses	value
Mortgage backed securtities:
Agency mortgage backed securities	$(60	) $	209,669	$—	$—	$(60)	$209,669
Private label mortgage backed Securities	(934,445)		4,213,828	(1,251,156)	9,139,557	(2,185,601)	13,353,385
	$(934,505	) $	4,423,497	$(1,251,156)	$9,139,557	$(2,185,661)	$13,563,054

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Mortgage-backed securities	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318
	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318

•
Agency mortgage backed securities - The unrealized losses on the Company’s investments in federal agencies mortgage backed-securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the US government.  Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2009.

•
Private label mortgage backed securities - The unrealized losses on the Company’s investments in private label mortgage backed-securities were caused by interest rate increases and general deterioration of the economy.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash flows structure established for each security.   Accordingly, it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2009.

The company reviewed the investment portfolio as of March 31, 2009 using the provisions of FSP SFAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. During the review, the Company concluded that the impairment related to held to maturity securities was not considered other than temporary.

6.	Other Investments

Other investments at March 31, 2009 and December 31, 2008 consist of the following:

	2009	2008
FHLB stock, at cost	$10,955,700	$14,322,400
Investment in statutory trust	610,000	610,000
Other investments	$11,565,700	$14,932,400

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at March 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Loans secured by real estate:
Commercial and industrial	$856,835,145	$851,493,614
Construction	230,352,482	220,579,003
Residential mortgage	125,511,294	125,556,755
Consumer	2,518,796	2,445,232
	1,215,217,717	1,200,074,604

Commercial and industrial	246,738,088	263,331,838
Consumer	47,365,777	49,414,894
Lease financing contracts	230,827,674	267,324,959
Overdrafts	2,140,266	2,146,131
	1,742,289,522	1,782,292,426

Deferred loan origination costs, net	131,212	455,051
Unearned finance charges	(588,891)	(569,313)
Allowance for loan and lease losses	(39,345,917)	(41,639,051)
Loans, net	$1,702,485,926	$1,740,539,113

The following is a summary of information pertaining to impaired loans at March 31, 2009 and December 31, 2008:

	2009	2008

Impaired loans with related allowance	$122,946,000	$137,109,000
Impaired loans that did not require allowance	153,194,000	127,134,000

Total impaired loans	$276,140,000	$264,243,000

Allowance for impaired loans	$19,745,000	$22,381,000

As of March 31, 2009 and 2008, loans in which the accrual of interest has been discontinued amounted to $130,399,000 and $67,196,000, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $3,736,000 and $1,699,000 for the three months ended March 31, 2009 and 2008, respectively.

The following analysis summarizes the changes in the allowance for loan and lease losses for the three-month period ended March 31:

	2009	2008

Balance, beginning of period	$41,639,051	$28,137,104
Provision for loan and lease losses	5,689,000	7,833,000
Loans and leases charged-off	(8,479,834)	(10,074,657)
Recoveries	497,700	532,411

Balance, end of period	$39,345,917	$26,427,858

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Deferred Tax Asset

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Bank’s deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 were as follows:

	2008	2007
Deferred tax assets:
Allowance for loan and lease losses	$15,344,908	$16,239,230
Unrealized loss on securities available for sale	1,194,454	124
Current NOL carry forward	9,940,751	7,094,665
Other temporary differences	1,174,679	1,099,323

Deferred tax assets	27,654,792	24,433,094
Deferred tax liabilities :
Deferred loan origination costs, net	(51,173)	(177,470)
Servicing assets	(614,904)	(346,992)
Fair value adjustments on loans	(66,668)	(82,736)

Deferred tax liabilities	(732,745)	(607,198)

Net deferred tax asset	$26,922,047	$23,825,896

In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The significant component of the deferred income tax benefits was the increase in the allowance for loan and lease losses and net operating losses carry forward.  Based on the Company’s projections management concluded that it is more likely than not that the deferred tax assets will be realized.

As of March 31, 2009 and December 31, 2008 the Company had net operating losses of approximately $25,489,000 and $18,181,000, respectively; which expires as follow:

Expiration
Date	Net operating loss carry forward
2015	18,181,000
2016	7,308,000
25,489,000

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Other Assets

Other assets at March 31, 2009 and December 31, 2008 consist of the following:

	2009	2008
Merchant credit card items in process of collection	$2,383,347	$2,930,325
Auto insurance claims receivable on repossessed vehicles	997,529	866,805
Accounts receivable	10,573,469	1,198,087
Other real estate, net of valuation allowance of $121,888 in March 31, 2009 and December 31,2008	9,706,059	8,759,307
Other repossessed assets, net of valuation allowance of $635,290 in March 31, 2009 and $633,165 in December 31,2008, respectively	3,750,972	4,747,048
Prepaid expenses and deposits	7,344,796	6,264,994
Net servicing assets	2,132,690	1,220,243
Other	6,116,791	7,337,319
	$43,005,653	$33,324,128

Other repossessed assets are presented net of an allowance for losses.  The following analysis summarizes the changes in the allowance for losses for the three-month period ended March 31:

	2009	2008

Balance, beginning of period	$633,165	$565,767
Provision for losses	215,332	245,933
Net charge-offs	(213,207)	(281,178)

Balance, end of period	$635,290	$530,522

10.	Deposits

Total deposits as of March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Non interest bearing deposits	$105,239,063	$108,645,242

Interest bearing deposits:
NOW & Money Market	56,040,327	59,309,057
Savings	103,574,600	104,424,319
Regular CD's & IRAS	124,076,701	109,731,499
Jumbo CD's	289,800,428	278,383,616
Brokered Deposits	1,530,107,020	1,423,814,311

	2,103,599,076	1,975,662,802

Total Deposits	$2,208,838,139	$2,084,308,044

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

11.	Advances from Federal Home Loan Bank

At March 31, 2009, the Company owes an advance to the FHLB as follows:

Maturity	Interest rate	2009
2014	4.38%	$383,683
		$383,683

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months.  In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the three-month period ended March 31, 2009 and 2008 amounted to approximately $126,000 and $165,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of March 31, 2009, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on additional advances of approximately $57,338,000.

12.	Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet (in other asset or other liabilities) at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to the variation of the fair value of an asset or a liability imputable to a particular risk that has effects on the net profit is considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

 (Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	2009		2008
Description	Notional amount	Fair value	Notional amount	Fair value

Derivative designated as hedging instruments under SFAS 133

LIBOR-based interest rate swaps	$-	$-	$14,000,000	$12,959

Derivatives not designated as hedging instruments under SFAS 133

Purchased Option	$25,000,000	$10,000	$25,000,000	$110,000

Written Option	$25,000,000	$(10,000)	$25,000,000	$(110,000)

In January of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket.  The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years.  To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket.  Consistent with the guidance in SFAS 133, the equity-based return on the CD represents a written option and is bifurcated and accounted for separately from the debt host as a derivative.  Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings.  As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero.  At March 31, 2009, $10,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of December 31, 2008, the Company had one interest rate swap agreement, designated as fair value hedge, which converted $12,235,000 of a fixed rate time deposit to variable rate time deposit that will mature in 2018, with semi-annual call options that match the call options on the swap. This swap was terminated in January 26, 2009 and the certificate of deposit was also cancelled.

This interest rate swap agreement was effective in achieving the economic objectives explained above.  During the year ended December 31, 2008, net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

The Company had agreements with each of its derivative counterparties that contain standard default provisions, such that if the Company were to default on any of its indebtedness, then it could also be declared in default on its derivative obligations.  However, as of March 31, 2009, there were no interest rate swaps outstanding.

13.	Note Payable to Statutory Trust

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on notes payable to statutory trusts amounted to approximately $235,000 and $402,000 for the three months ended March 31, 2009 and 2008, respectively.

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

15.	Sale of Receivable and Servicing Assets

During the quarter ended March 31, 2009 the Company sold to a third party lease financing contracts with carrying values of approximately $19,608,000.  In this sale, the Company retained servicing responsibilities and servicing assets of $1,171,000 was recognized. The estimated fair value of related servicing asset as of March 31, 2009 was approximately $1,171,000. Such fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account an annual prepayment assumption of 18.36%, a discount rate of 10.00% and a weighted average portfolio life of 3.93 years. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $757,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased.  As of March 31, 2009, total amount accrued on books related to recourse liability amounted to approximately $556,000.

A summary of servicing assets as of March 31, 2009 and December 31, 2008 are as follows:

Servicing assets	2009	2008
Balance, beginning of year	$1,221,542	$148,880
Servicing retained on lease financing contracts sold	1,170,776	2,166,113
Change in valuation allowance	—	—
Amortization	(258,330)	(1,093,451)

Balance, end of period	$2,133,988	$1,221,542

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$1,299
Direct write-downs	—	—

Total valuation allowance	1,299	1,299

Balance, end of period, net	$2,132,689	$1,220,243

During the quarter ended March 31, 2009, the Company evaluated the fair value of servicing assets related to previous sales for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 18.36%, a discount rate of 9.90% and a weighted average portfolio life of 2.37 years. There were no custodial escrow balances maintained in connection with serviced leases as of March 31, 2009 and December 31, 2008.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2009	$1,050,165
2010	745,677
2011	255,558
Thereafter	82,588
$2,133,988

During the quarters ended March 31, 2009 and 2008, the Company sold to third parties approximately $1,402,000 and $3,614,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $1,441,000 and $3,673,000, resulting in a gain of approximately $39,000 and $59,000 during the quarters ended March 31, 2009 and 2008, respectively.

16.	Stock Transactions

For the quarter ended March 31, 2009, the Company did not issue common stock shares.

During the first quarter of 2008, the Company issued 407,000 of the common stock shares through stock options exercised, for a total of $2,029,000. During the third quarter of 2008, the company repurchases 800 unvested restricted shares from former employees for a total of $6,504.  These restricted shares were originally granted in April 2004.

17.	Fair Value

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

The fair values of obligations available for sale issued by US Government Agencies, US Government Sponsored Enterprises, US Corporations, Commonwealth of Puerto Rico Government and Commonwealth of Puerto Rico Government Agencies and Mortgage-backed securities issued by US Agencies and US Sponsored Enterprises are determined by obtaining quoted prices from nationally recognized securities broker-dealers (Level 2 inputs).  Quoted price for each security is determined utilizing the risk free US Treasury Securities Yield Curve as the base plus a spread that represents the cost of the risks inherent to the characteristics (credit, option and other possible risks) of each investment alternative. In the case of the Private Label Mortgage Back Securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs).  The company owns a preferred security that was issued under the rule 144 A under the Securities Act of 1993. The quarterly dividends of this security are current but the security does not have an active secondary market. On a quarterly basis we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity. (Level 3 inputs).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	March 31, 2009	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$691,913,203	$—	$495,509,616	$196,403,587
Purchased option jumbo CD	10,000	—	10,000	—

Liabilities:
Embedded option jumbo CD	$10,000	$—	$10,000	$—

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

The activity in assets measured at fair value in a recurring basis using significant unobservable inputs (level 3) as of March 31, 2009 and December 31, 2008 consisted of the following:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available for Sale Securities
	March 31, 2009	December 31, 2008
Beginning Balance	$220,654,199	$178,321,255
Net other comprehensive loss	(11,382,268)	(23,816,803)
Other than temporary impairment recognized in operations	(807,593)
Amortization and Accretion included in operations	276,420	1,023,980
Purchases, issuances, and settlements	-	103,884,868
Prepayments and maturities	(12,337,171)	(38,759,100)
Ending Balance	$196,403,587	$220,654,199

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs	Total gains
	March 31, 2009	assets (Level 1)	(Level 2)	(Level 3)	(losses)
Assets:
Repossessed asset	$3,269,552	$—	$2,888,285	$381,267	$(212,216)
Other real estate owned	1,248,477	—	—	1,248,477	—
Impaired loans	91,644,237	—	56,010,735	35,633,502	(493,300)
Servicing assets	1,170,776	—	—	1,170,776	—

Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs	Total gains
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)	(losses)
Assets:
Impaired loans	$95,220,267	$—	$60,096,242	$35,124,025	$(19,133,238)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Repossessed assets, which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $212,000, which were included in earnings for the period. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the repossessed asset and the Company experience while disposing similar asset.

OREO which are carried at lower of cost or fair value using significant unobservable inputs (level 3) are based on physical condition of the collateral and the Company experience while disposing similar assets.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $91,644,000, net of a valuation allowance of $19,066,000, resulting in an additional provision for loan losses of $493,000 for the three month period ended March 31, 2009.  Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

Servicing assets, which are carried at the lower of cost or fair value, were issued and measured during the quarter ended March 31, 2009. Fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account a prepayment assumption of 18.36%, a discount rate of 10.00% and a weighted average portfolio life of 3.93 years.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined).  Management believes, as of March 31, 2009 and December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I Leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2009 are also presented in the table.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2009 and December 31, 2008, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,694	10.20%	≥$ 163,638	≥ 8.00%	N/A
Eurobank	207,502	10.15	≥ 163,614	≥ 8.00	≥ 204,517	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,954	8.94	≥ 81,819	≥ 4.00	N/A
Eurobank	181,766	8.89	≥ 81,807	≥ 4.00	≥ 122,710	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,954	6.52	≥ 112,270	≥ 4.00	N/A
Eurobank	181,766	6.48	≥ 112,222	≥ 4.00	≥ 140,277	≥ 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	≥$ 162,752	≥ 8.00%	N/A
Eurobank	206,422	10.15	≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89	≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47	≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents our consolidated financial condition and results of operations for the quarter ended March 31, 2009 and 2008.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009, including the following:

•	the unprecedented levels of market volatility may adversely impact our ability to access capital or our business, financial condition and results of operations;

•	if a significant number of our clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

•
the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

•	further adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we have no current intentions of paying cash dividends on common stock;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we could be negatively impacted by additional downturns in the Puerto Rican economy; and

•
we rely heavily on short-term funding sources, such as brokered deposits, which access could be restricted if our capital category falls below “well-capitalized” under the current regulatory framework for prompt corrective action.

These factors and the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and our wholly-owned insurance agency subsidiary, EuroSeguros, Inc.  As of March 31, 2009, we had, on a consolidated basis, total assets of $2.901 billion, net loans and leases of $1.702 billion, total investments of $824.0 million, total deposits of $2.209 billion, other borrowings of $517.7 million, and stockholders’ equity of $149.2 million.  We currently operate through a network of 25 branch offices located throughout Puerto Rico.

Our management team has implemented a strategy of building our core banking franchise by focusing on commercial loans, our investment portfolio, business transaction accounts, and the mortgage business.  We believe that this strategy will increase recurring revenue streams, enhance profitability, broaden our product and service offerings and continue to build stockholder value.

Key Performance Indicators at March 31, 2009

We believe the following were key indicators of our performance and results of operations through the first quarter of 2009:

•	our total assets increased to $2.901 billion, or by 5.64% on an annualized basis, at the end of the first quarter of 2009, from $2.860 billion at the end of 2008;

•
total cash and cash equivalents increased to $242.3 million, or by 699.68% on an annualized basis, at the end of the first quarter of 2009, from $88.1 million at the end of 2008, resulting primarily from an increase in brokered deposits;

•
our net loans and leases decreased to $1.702 billion at the end of the first quarter of 2009, representing an annualized decrease of 8.75%, from $1.741 billion at the end of 2008, resulting primarily from the sale of $19.6 million in lease financing contracts in March 2009;

•
our investment securities decreased to $824.0 million, or 33.27% on an annualized basis, at the end of the first quarter of 2009, from $898.7 million at the end of 2008, resulting primarily from prepayments of approximately $58.9 million on investment securities;

•	our total deposits increased to $2.209 billion, or by 23.90% on an annualized basis, at the end of the first quarter of 2009, from $2.084 billion at the end of 2008;

•	our short-term borrowings decreased to $517.7 million, or by 50.51% on an annualized basis, at the end of the first quarter of 2009, from $592.5 million at the end of 2008;

•	our nonperforming assets decreased to $167.8 million, or by 21.75% on an annualized basis, at the end of the first quarter of 2009, from $177.4 million at the end of 2008;

•	our total revenue decreased to $42.1 million in the first quarter of 2009, representing a decrease of 8.92%, from $46.3 million in the same period of 2008;

•
our net interest margin and spread on a fully taxable equivalent basis changed to 2.37% and 2.14% for the first quarter of 2009, respectively, from to 2.39% and 1.96%, respectively, for the same period in 2008;

•	our provision for loan and lease losses decreased to $5.7 million in the first quarter of 2009, representing a decrease of 27.37%, from $7.8 million in the same period of 2008;

•	our total noninterest income grew to $5.9 million in the first quarter of 2009, representing an increase of 63.75%, from $3.6 million in the same period of 2008;

•	our total noninterest expense decreased to $12.5 million in the first quarter of 2009, representing a decrease of 5.92%, from $13.3 million in the same period of 2008; and

These items, as well as other factors, resulted in a net income of $3.0 million for the first quarter of 2009, compared to a net loss of $1.0 million for the same period in 2008, or $0.15 per common share for the first quarter of 2009, compared to $(0.06) per common share for the same period in 2008, assuming dilution.  Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  The following is a description of our significant accounting policies used in the preparation of the accompanying condensed consolidated financial statements.

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any partial charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.  The allowance for loan and lease losses is an estimate to provide for probable losses that have been incurred in our loan and lease portfolio.  The allowance for loan and lease losses amounted to $39.3 million, $41.6 million and $26.4 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Losses charged to the allowance amounted to $8.5 million for the quarter ended March 31, 2009, compared to $10.1 million for the same period in 2008.  Recoveries were credited to the allowance in the amounts of $498,000 and $532,000 for the same periods, respectively.  For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates.  For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold.  The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value.  Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs.  As of March 31, 2009, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sales of lease financing contracts completed in March 2009 and March 2008, respectively:  prepayment rate of 18.36%; weighted average live of 3.93 years and 2.37 years; and a discount rate of 10.00% and 9.90%.  This impairment analysis revealed that there was no impairment.  Servicing assets are included as part of other assets in the balance sheets.  Servicing assets’ book value amounted to $2.1 million, $1.2 million and $2.3 million as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

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

During the quarter ended March 31, 2009, the total loss on sale of OREO was $57,000 over one OREO property sold with an aggregate book value of approximately $302,000, compared to a total gain of $18,000 over three OREO properties sold during the same period in 2008 with an aggregate book value of approximately $1.5 million.  As of March 31, 2009, our OREO consisted of 42 properties with an aggregate value of $9.7 million, compared to 36 properties with an aggregate value of $8.1 million as of December 31, 2008, and 28 properties with an aggregate value of $7.2 million as of March 31, 2008.

Other repossessed assets amounted to $3.8 million, $4.7 million and $6.1 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed vehicles, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession.  Repossessed vehicles amounted to $2.5 million, $3.5 million and $4.4 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The total loss ratio on sale of repossessed vehicles for the quarter ended March 31, 2009 was 16.4%, compared to 13.2% for the same period in 2008.  The increase in our total loss ratio on the sale of repossessed vehicles was directly attributable to our decision of being more aggressive in the sale of repossessed vehicles in an effort to expedite the disposition of inventory.  During the quarter ended March 31, 2009, we sold 392 vehicles and repossessed 295 vehicles, compared to 335 vehicles sold and 344 vehicles repossessed during the first quarter of 2008.

Repossessed equipment amounted to $90,000 and $6,000 as of March 31, 2009 and December 31, 2008, respectively.  There was no repossessed equipment as of March 31, 2008.  As of March 31, 2009 and 2008, the total amount of repossessed equipment sold amounted to $41,000 and $197,000, respectively.  For the quarter ended March 31, 2009, there was a total gain of $1,000 on sale of repossessed equipment, compared to a total gain of $18,000 for the same period in 2008.  This decrease in the total gain on sale of repossessed equipment was mainly due to a decrease in the amount of repossessed equipment sold.

Total repossessed boats amounted to $1.2 million as of March 31, 2009 and December 31, 2008, and $1.7 million as of March 31, 2008.  For the quarter ended March 31, 2009, the total loss on sale of repossessed boats was $89,000, compared to a loss of $64,000 for the same period in 2008.  During the quarter ended March 31, 2009, we sold 8 boats and repossessed 3 boats, decreasing our inventory of repossessed boats to 10 units as of March 31, 2009, from 15 units as of December 31, 2008.  As of March 31, 2009 and December 31, 2008, our boat financing portfolio amounted to $29.0 million and $30.3 million, respectively.

For additional information relating to OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Deferred Tax Asset

The deferred tax asset reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation for futures taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  We believe it is more likely than not that the benefits of these deductible differences as of March 31, 2009 will be realized.  For additional information on income taxes, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Provision for Income Taxes.”

Investment Securities

We review the investment portfolio based on the provisions of FASB Staff Position (“FSP”) No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which we adopted for the quarter ended March 31, 2009.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP to improve presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  For additional information on the adoption of this FSP and investment securities, please refer to the “Note 2 – New Accounting Pronouncements” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Financial Condition – Investment Securities.”

Results of Operations for the Three months ended March 31, 2009

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

Net interest income decreased by 7.85%, or $1.2 million to $14.0 million in the quarter ended March 31, 2009, from $15.2 million for the same period in 2008.  This decrease resulted from the net effect of a net increase in volumes and a net decrease in rates as shown on tables on page 31.

Total interest income for the first quarter of 2009 was $36.2 million, compared to $35.8 million for the previous quarter and $42.6 million for the quarter ended March 31, 2008.  Total interest income during the first quarter of 2009 remained stable when compared to the previous quarter.  The decrease during the quarter ended March 31, 2009, when compared to the quarter ended March 31, 2008, was mainly driven by the combined effect of decreased loan yields resulting from interest rate cuts of 25 basis points in May 2008 and 175 basis points during the fourth quarter of 2008 accompanied by a $102.1 million decrease in average net loans and the effect caused by a $63.2 million increase in nonaccrual loans.  During the quarter ended March 31, 2009, the average interest yield on a fully taxable equivalent basis earned on net loans was 5.71%, compared to 5.60% and 7.19% for the previous quarter and the quarter ended March 31, 2008, respectively.  Average net loans amounted to $1.734 billion for the quarter ended March 31, 2009, compared to $1.762 billion for the previous quarter, and $1.836 billion for the quarter ended March 31, 2008.  The amount of interest income we ceased to accrue on nonaccrual loans amounted to $3.7 million, $3.1 million and $1.7 million during the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The amount of interest income we ceased to accrue during the same periods represented a reduction of approximately 55 basis points, 46 basis points and 26 basis points in the average interest yield on a fully taxable equivalent basis earned on net loans, respectively.

Total interest expense for the quarter ended March 31, 2009 was $22.2 million, compared to $24.2 million and $27.4 million for the previous quarter and the quarter ended March 31, 2008, respectively.  The decrease during the quarter ended March 31, 2009 when compared to the previous quarter and prior year linked-quarter resulted from the net effect of a decrease in the interest rate paid in all deposit categories and other borrowings and an increase in average interest-bearing liabilities mainly concentrated in brokered deposits and other time deposits.  During the quarter ended March 31, 2009, the average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities decreased to 3.89%, from 4.37% for the previous quarter, and 5.13% for the quarter ended March 31, 2008.  Average interest-bearing liabilities amounted to $2.518 billion for the quarter ended March 31, 2009, compared to $2.488 billion for the previous quarter, and $2.414 billion for the quarter ended March 31, 2008.

For the quarter ended March 31, 2009, net interest margin and net interest spread on a fully taxable equivalent basis was 2.37% and 2.14%, respectively, compared to 2.00% and 1.71% for the previous quarter, and 2.39% and 1.96% for the quarter ended March 31, 2008.

Net interest margin and net interest spread on a fully taxable equivalent basis remained relatively stable during the first quarter of 2009 when compared to the first quarter of 2008.  The increase in net interest margin and net interest spread during the quarter ended March 31, 2009 when compared to the previous quarter were mainly caused by a reduction of 48 basis points in the interest rate paid on average interest-bearing liabilities, as mentioned above.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,734,072	$24,600	5.71%	$1,836,179	$32,759	7.19%
Securities of U.S. government agencies(3)	629,987	7,825	6.66	528,074	6,487	6.83
Other investment securities(3)	227,471	3,630	8.55	216,164	2,931	7.54
Puerto Rico government obligations(3)	5,605	66	6.47	6,388	76	6.61
Securities purchased under agreements to resell and federal funds sold	76,442	77	0.47	34,308	281	3.86
Interest-earning deposits	400	2	2.68	11,834	106	3.58
Total interest-earning assets	$2,673,977	$36,200	6.03%	$2,632,947	$42,640	7.09%
Total noninterest-earning assets	122,034			110,122
TOTAL ASSETS	$2,796,011			$2,743,069

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,431	$108	2.36%	$17,825	$139	3.14%
NOW deposits	39,677	210	2.12	41,267	246	2.39
Savings deposits	104,623	521	1.99	129,961	727	2.24
Time certificates of deposit in denominations of $100,000 or more(4)	284,648	2,619	3.69	1,570,456	19,623	5.41
Other time deposits	1,521,675	14,085	3.93	94,115	1,038	4.42
Other borrowings	549,205	4,620	4.44	559,888	5,633	5.40
Total interest-bearing liabilities	$2,518,259	$22,163	3.89%	$2,413,512	$27,406	5.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	102,490			115,691
Other liabilities	25,960			30,655
Total noninterest-bearing liabilities	128,450			146,346
STOCKHOLDERS’ EQUITY	149,302			183,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,796,011			$2,743,069
Net interest income(5)		$14,037			$15,234
Net interest spread(6)			2.14%			1.96%
Net interest margin(7)			2.37%			2.39%

(1)
Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the 39% tax rate used to calculate interest yield and expense on a fully taxable equivalent basis was reduced by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately $(146,000) and $13,000 for the quarters ended March 31, 2009 and 2008, respectively. Loans include nonaccrual loans, which balance as of the periods ended March 31, 2009 and 2008 was $130.4 million and $67.2 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

(5)	Net interest income on a tax equivalent basis was $15.8 million and $15.7 million for the quarters ended March 31, 2009 and 2008, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2009 Over 2008 Increases/(Decreases) Due to Change in
	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$(1,822)	$(6,337)	$(8,159)
Securities of U.S. government agencies	1,252	86	1,338
Other investment securities	153	546	699
Puerto Rico government obligations	(9)	(1)	(10)
Securities purchased under agreements to resell and federal funds sold	345	(549)	(204)
Interest-earning deposits	(102)	(2)	(104)

Total interest-earning assets	$(183)	$(6,257)	$(6,440)

INTEREST PAID ON:
Money market deposits	$5	$(36)	$(31)
NOW deposits	(9)	(27)	(36)
Savings deposits	(142)	(64)	(206)
Time certificates of deposit in denominations of $100,000 or more(2)	(124)	(218)	(342)
Other time deposits	1,996	(5,611)	(3,615)
Other borrowings	(107)	(906)	(1,013)

Total interest-bearing liabilities	$1,619	$(6,862)	$(5,243)

Net interest income	$(1,802)	$605	$(1,197)

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately $(146,000) and $13,000 for the quarters ended March 31, 2009 and 2008, respectively.  Loans include nonaccrual loans, which balance as of the periods ended March 31, 2009 and 2008 was $130.4 million and $67.2 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter ended March 31, 2009 was $5.7 million, or 71.27% of net charge-offs, compared to $16.5 million and $7.8 million, or 193.87% and 82.09% of net charge-offs, for the quarters ended December 31, 2008 and March 31, 2008, respectively.  These decreases in the provision for loan and lease losses were primarily attributable to decreased credit losses, and when compared to the previous quarter, a reduction in nonperforming assets and reduced specific allowances on impaired loans, as explained further below.  Net charge-offs for the quarter ended March 31, 2009 amounted to $8.0 million, compared to $8.5 million and $9.5 million for the quarters ended December 31, 2008 and March 31, 2008, respectively.  As of March 31, 2009, there were $276.1 million in impaired loans with a specific allowance of $19.7 million, compared to $264.2 million and $115.7 million in impaired loans as of December 31, 2008 and March 31, 2008, respectively, which had specific allowances amounting to $22.4 million and $7.8 million, respectively.  While impaired loans reflected a slight increase of 4.5% as of March 31, 2009, when compared to the previous quarter, the specific allowance on such loans was reduced by approximately $2.6 million.  The reduction in the specific allowance was principally attributable to losses recognized in our construction loans portfolio.  For more detail on impairments and charge-offs, please refer to the sections of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets” and “Allowance for Loan and Lease Losses.”

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(15,491)	(261.0)%	$-	-%
Portion of loss recognized in other comprehensive income	14,683	247.4	-	-
Net impairment losses recognized in earnings	(808)	(13.6)	-	-
Gain on sale of securities	4,036	68.1	-	-
Service charges and other fees	2,125	35.8	2,424	66.8
Gain on sale of loans and leases, net	796	13.4	1,235	34.1
Loss on sale of repossessed assets and on disposition of other assets, net	(214)	(3.6)	(34)	(0.9)

Total noninterest income	$5,935	100.0%	$3,625	100.0%

Our total noninterest income for the quarter ended March 31, 2009 was $5.9 million, compared to $3.6 million for the same period in 2008.  For the quarters ended March 31, 2009 and 2008, noninterest income represented approximately 0.21% and 0.13% of average assets, respectively.

During the first quarter of 2009, we recognized a $4.0 million gain on sale of $107.3 million in investment securities.  No securities were sold during the first quarter of 2008.  In addition, during the first quarter of 2009, there was a $808,000 other-than-temporary impairment (“OTTI”) adjustment in the investment portfolio.  For more information on the sale of investments and the OTTI adjustment please refer to the section of this discussion and analysis captioned “Financial Condition – Investment Securities.”

Service charges and other fees amounted to $2.1 million in the quarter ended March 31, 2009, compared to $2.4 million for the same period in 2008.  This decrease was primarily due to a $296,000 reduction in non-sufficient and overdraft charges primarily resulting from a decrease in the average balance of overdrawn accounts.

For the quarter ended March 31, 2009, gain on sale of loans and leases was $796,000, compared to $1.2 million for the same period in 2008.  This source of noninterest income was mainly derived from the sale of lease financing contracts and residential mortgage loans.  In March 2009 and March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $19.6 million and $37.7 million, respectively.  We retained servicing responsibilities of the lease financing contracts sold.  We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $757,000 in March 2009 and $1.2 million in March 2008, net of limited recourse allowances of $314,000 and $471,000, respectively, of which $314,000 and $241,000 remained and had been included in the other liabilities section of our balance sheet as of March 31, 2009.

During the quarter ended March 31, 2009, we sold $1.4 million in residential mortgage loans to other financial institutions, compared to $3.6 million for the same period in 2008.  We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $39,000 and $59,000 for those same periods, respectively.

During the quarter ended March 31, 2009, we experienced a net loss on sale of repossessed assets of $214,000, compared to a net loss of $34,000 during the same period in 2008, which was net of a $66,000 gain on sale of OREO, repossessed boats and repossessed equipment.  This change was concentrated on an increase of $62,000 in the loss on sale of repossessed vehicles and an increase of $75,000 in the loss on sale of OREO properties primarily attributable to our strategy of being more aggressive in the sale of repossessed assets to expedite their disposition and avoid build up of inventories.  During the quarter ended March 31, 2009, we sold 392 vehicles and repossessed 295 vehicles, compared to 335 vehicles sold and 344 vehicles repossessed during the first quarter of 2008.  During the same periods, we sold one OREO property and foreclosed seven OREO properties, compared to three OREO properties sold and three foreclosed OREO properties, respectively.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$4,802	38.5%	$5,579	41.9%
Occupancy and equipment	2,548	20.4	2,943	22.2
Professional services, including directors’ fees	1,556	12.5	1,241	9.4
Office supplies	304	2.4	332	2.5
Other real estate owned and other repossessed assets expenses	451	3.6	488	3.7
Promotion and advertising	118	0.9	367	2.8
Lease expenses	109	0.9	147	1.1
Insurance	1,175	9.4	647	4.9
Municipal and other taxes	522	4.2	493	3.7
Commissions and service fees credit and debit cards	569	4.6	418	3.2
Other noninterest expense	326	2.6	611	4.6
Total noninterest expense	$12,480	100.0%	$13,266	100.0%

Our total noninterest expense decreased to $12.5 million in the quarter ended March 31, 2009, from $13.3 million for the same period in 2008.  This change represents a decrease of 5.92% in noninterest expense over the same period in 2008.  This decrease can be attributed mainly to a decrease in salaries, as explained further below.  Noninterest expenses as a percentage of average assets decreased to 0.45% in the quarter ended March 31, 2009, from 0.48% for the same period in 2008.  Our efficiency ratio decreased to 57.47% in the quarter ended March 31, 2009, compared to 68.62% for the same period in 2008.  The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

The overall volume of our noninterest expense may increase as we grow. However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $4.8 million for the quarter ended March 31, 2009, compared to $5.6 million for the same period in 2008.  This decrease mainly resulted from a $1.3 million decrease in salaries and employee benefits primarily related to a reduction in personnel, a reduction strategy in an effort to control expenses, and decreased bonus expenses, partially off-set by a $494,000 decrease in deferred loan origination costs because of a reduction in loan originations. As of March 31, 2009, we had 452 full-time equivalent employees, compared with 514 full-time equivalent employees as of March 31, 2008.  Our volume of assets per employee increased to $6.4 million as of March 31, 2009, compared to $5.4 million for the same period in 2008.

Occupancy and equipment expenses decreased to $2.5 million for the quarter ended March 31, 2009, from $2.9 million for the same period in 2008, representing a decrease of 13.42% over the comparable period.  This decrease was mainly attributable to a $185,000 decrease in telephone and data communications and a $72,000 decrease in security services mainly related to operational efficiencies and a cost reduction strategy, as previously mentioned.

Professional and directors’ fees totaled $1.6 million, or 12.5% of total noninterest expenses, for the quarter ended March 31, 2009, and $1.2 million, or 9.4% of total noninterest expenses, for the same period in 2008.  This increase was mainly due to the combined effect of: a $219,000 increase in professional fees primarily related to a BSA compliance review and other management consulting services; and a $145,000 increase in legal fees mainly related to legal collection proceedings.

Promotion and advertising decreased to $118,000 for the quarter ended March 31, 2009, from $367,000 for the same period in 2008.  This decrease was mainly attributable to a cost reduction strategy, as previously mentioned.

Insurance expenses were $1.2 million, or 9.4% of total noninterest expenses, for the quarter ended March 31, 2009, compared to $647,000, or 4.9% of total noninterest expense, for the same period in 2008.  This increase was mainly attributable to the FDIC’s new insurance premium assessments.  On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  For more information on FDIC’s restoration plan please refer to the business section captioned “FDIC Deposit Insurance Assessments” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009.

Other expenses were $326,000, or 2.6% of total noninterest expenses, for the quarter ended March 31, 2009, compared to $611,000, or 4.6% of total noninterest expenses, for the same period in 2008.  This decrease was mainly attributable to the combined effect of: a reduction in the estimated losses on off-balance sheet items; decreased losses on other accounts receivables; and a reduction in other miscellaneous expenses.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense/benefit reflected in our consolidated income statement is the sum of our income tax expense/benefit and the income tax expenses/benefits of our individual subsidiaries.  Our revenues are generally not subject to U.S. federal income tax, with the exception of interest income from interest-bearing deposits in other financial institutions in the United States, which is not considered portfolio interest, as defined in the Federal Internal Revenue Code.

On March 9, 2009, the governor of Puerto Rico signed into law Act No. 7 (the “Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Puerto Rico’s Internal Revenue Code (the “Code”).  Act No. 7 amended various income, property, excise, and sales and use tax provision of the Code.  Under the provisions of Act No. 7, corporations with adjusted gross income of $100,000 or more, among other taxpayers, will be subject to surtax of 5% on the total tax determined (not on the taxable income).  In addition, Act No. 7 imposes a special income tax of 5% on the net income of International Banking Entities ("IBE"), among a group of exempt taxpayers.  Both, the 5% surtax and the special income tax rate of 5% are applicable for taxable years commencing after December 31, 2008 and prior January 1, 2012.  Act No. 7 also revamps the alternative basic tax provisions of the Code.  Under the revised version, dividends paid by us, generally subject to a maximum 10% preferential rate tax, may now be subject to an effective tax of 20% in the case of individuals with income (computed with certain addition of exempt income and income subject to preferential rates) in excess of $175,000, or 15% if such income is over $125,000.  Act No. 7 provides for several additional changes to the Code, which the Company believes will have an inconsequential financial impact or are not applicable since they are related to individuals taxpayers.

We recorded an income tax benefit of $1.2 million for each of the quarters ended March 31, 2009 and 2008.  Our income tax benefit for the quarter ended March 31, 2009 resulted mainly from the net effect of a deferred tax benefit of $1.8 million and a current tax expense of $562,000, as explained further below.

Our current income tax expense for the quarter ended March 31, 2009 increased to $562,000 from $9,000 for the same period in 2008. Increase in our current income tax expense during the quarter ended March 31, 2009 was mainly due to the new special tax of 5% on IBEs’ net income which amounted to approximately $552,000 during the period.  Remaining current income tax expense during the quarter ended March 31, 2009 was related to EuroSeguros, our nonbanking subsidiary and federal income tax related to interest income on interest-bearing deposits in other financial institutions in the United States.  There was no current tax expense related to the bank subsidiary operations in Puerto Rico during the quarters ended March 31 2009 and 2008, since the results of operations reported on this activity included a taxable loss net of exempt income.

Our deferred tax benefit for the quarter ended March 31, 2009 increased to $1.8 million from $1.2 million for the same period in 2008.  This increase during the quarter ended March 31, 2009 was mainly due to the combined effect of: (i) an increase of $2.8 million in the deferred tax asset related to the net operating loss (“NOL”) carryforward from the taxable loss in our banking subsidiary; and (ii) a year-to-date decrease of $945,000 in the other net deferred tax assets primarily from a decrease in our allowance for loan and lease losses and an increase in the deferred tax liability related to the servicing asset from leases sold.

As of March 31, 2009, we had net deferred tax assets of $26.9 million, compared to $23.8 million as of December 31, 2008.  This increase in our net deferred tax assets was mainly attributable to the net effect of: (i) an increase of the NOL carryforward in our banking subsidiary from $18.2 million as of December 31, 2008 to $25.5 million as of March 31, 2009; (ii) a decrease in our allowance for loan and lease losses; (iii) an increase in deferred tax assets related to the net unrealized loss recognized in other comprehensive income; and (iv) a decrease in the other net deferred tax assets primarily from an increase in the deferred tax liability related to the servicing asset from leases sold.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and tax planning strategies in making this assessment.  We believe it is more likely than not that the benefits of these deductible differences as of March 31, 2009 will be realized.

Financial Condition

Our total assets as of March 31, 2009 increased to $2.901 billion, from $2.860 billion as of December 31, 2008.  The $40.4 million increase in our total assets during the quarter ended March 31, 2009 was primarily due to the net effect of: (i) a net increase of $154.2 million in cash and cash equivalents, mainly resulting from an increase in brokered deposits; (ii) a $74.8 million decrease in the investment securities portfolio, including the $107.3 sale of securities in March 2009, as previously mentioned; and (iii) a decrease of $39.6 million in net loans, including the $19.6 million sale of lease financing contracts in March 2009, as previously mentioned.

Our total deposits increased by $124.5 million, or by 23.90% on an annualized basis, to $2.209 billion as of March 31, 2009, compared to $2.084 billion as of December 31, 2008.  The increase in deposits during the quarter ended March 31, 2009 was mainly concentrated in brokered deposits, jumbo and regular time deposits, as further explained in the section of this discussion and analysis captioned “Deposits.”  Other borrowings decreased to $517.7 million as of March 31, 2009, from $592.5 million as of December 31, 2008.  This decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of funds, as discussed further below.

As of March 31, 2009, our stockholders’ equity decreased to $149.2 million, representing and annualized decrease of 18.84% from $156.6 million as of December 31, 2008, as further explained in the section of this discussion and analysis captioned “Capital Resources and Capital Adequacy Requirements.”

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of March 31, 2009, we had $400,000 in interest-bearing deposits in other financial institutions and federal funds sold, compared to $44.9 million as of December 31, 2008.  Also, we had $13.3 million and $24.5 million in purchased securities under agreements to resell as of March 31, 2009 and December 31, 2008, respectively.  On a fully taxable equivalent basis, the yield on interest-bearing deposits, federal funds sold, and the purchased securities under agreements to resell was 0.48% and 3.79% for the quarters ended March 31, 2009 and 2008, respectively. This decrease was primarily attributable to decreased yields mainly resulting from interest rate cuts by the Federal Reserve Bank, as previously mentioned.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and a portion of securities we intend to hold until maturity, or “held-to-maturity securities.”  The carrying values of our available-for-sale securities are adjusted for other-than-temporary impairment recognized in earnings, which create a new carrying value, and unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).  Held-to-maturity securities are presented at amortized cost.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available–for–Sale		Held–to–Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2009:
U.S. government agencies obligations	$17,188	$17,454	$2,351	$2,372	$—	$—	$19,539	$19,826
Collateralized mortgage obligations	404,101	374,346	93,790	93,572	—	—	497,891	467,918
Mortgage-backed securities	281,351	288,647	24,370	25,187	—	—	305,721	313,834
Commonwealth of Puerto Rico obligations	5,546	5,614	—	—	—	—	5,546	5,614
US Corporate Notes	7,587	5,852	—	—	—	—	7,587	5,852
Other investments	—	—	—	—	11,566	11,566	11,566	11,566
Total	$715,773	$691,913	$120,511	$121,131	$11,566	$11,566	$847,850	$824,610
December 31, 2008:
U.S. government agencies obligations	$27,524	$27,771	$2,457	$2,462	$—	$—	$29,981	$30,233
Collateralized mortgage obligations	442,509	423,727	105,307	104,796	—	—	547,816	528,524
Mortgage-backed securities	279,855	288,012	25,034	25,632	—	—	304,889	313,645
Commonwealth of Puerto Rico obligations	5,546	5,564	—	—	—	—	5,546	5,564
US Corporate Notes	7,975	5,941	—	—	—	—	7,975	5,941
Other investments	—	—	—	—	14,932	14,932	14,932	14,932
Total	$763,409	$751,017	$132,798	$132,891	$14,932	$14,932	$911,140	$898,839

During the first quarter 2009, the investment portfolio decreased by approximately $74.8 million to $824.0 million, from $898.7 million as of December 31, 2008.  This decrease was primarily due to the net effect of:

(i)	the sale of $107.3 million in FHLMC and FNMA mortgage-backed securities (“MBS”), which were replaced with the purchase of $109.0 million in GNMA MBS, as explained further below;

(ii)	prepayments of approximately $58.9 million on MBSs and FHLB obligations;

(iii)	a decrease of $11.5 million in the market valuation of securities available for sale;

(iv)	$5.9 million in FHLB obligations that were called-back during the quarter;

(v)	an increase of $4.0 million in the premium related to purchases of securities and the net amortization of premiums/discounts;

(vi)	a reduction of $3.4 million in FHLB stocks; and

(vii)	a $808,000 other-than-temporary impairment adjustment, as discussed further below.

In March 2009, we restructured our investment portfolio by selling approximately $90.8 million in FNMA MBS and $16.5 million in FHLMC MBS with an aggregate estimated average life of 7.48 years and an aggregate estimated average yield of approximately 5.20%.  This sale of securities resulted in a $4.0 million gain.  The proceeds of this sale were used to purchase approximately $109.0 million in GNMA MBS with an estimated average life of 2.88 years and an average estimated yield of approximately 4.32%.  This transaction did not only increase our capital through the gain, but also improved the regulatory risk-based capital levels as the GNMA MBS acquired have a 0% risk-based capital weight when compared to 20% on the MBS sold.

For the quarter ended March 31, 2009, after the above-mentioned transactions, the estimated average maturity of our investment portfolio was approximately 4.01 years and the estimated average yield was approximately 5.1%, compared to an estimated average maturity of 5.7 years and an estimated average yield of 5.2% for the year ended December 31, 2008.

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities, and FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

The FSP No. 115-2 requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, as defined in paragraph 8 of FSP No. 115-2, while impairment related to other factors is recognized in other comprehensive income.  Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments (“OTTI”) for debt and equity securities.

The FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  This FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  This FSP also requires increased disclosures.

These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt the FSP No. 115-2 and FSP No. 157-4 for the quarter ended March 31, 2009.  Adoption of FSP No. 115-2 resulted in $808,000 in OTTI recognized in earnings for the quarter ended March 31, 2009, as discussed further below.  Adoption of FSP No. 157-4 did not have a financial impact, other than additional disclosures.

With the assistance of a third party provider, we reviewed the investment portfolio as of March 31, 2009 using cash flow and valuation models and considering the provisions of FSP 115-2, for applicable securities.  During the review, we identified securities with characteristics that warranted a more detailed analysis, as follows:

(iii)
One security for $3.0 million of original par value and a current market value of $900,000 is a non-rated Trust Preferred Stock (“TPS”).  Our review of the security’s performance revealed that all cash flows have been received as scheduled since inception.  However, considering the issuer’s current financial position and that this security only receives dividend payments until maturity, expected cash flows may not be indicative of the inherent credit risk associated with this security for the purposes of determining any possible OTTI. We considered that a more reasonable approach would be to use a methodology similar to the advance internal rating approach incorporated in the Basel II Accord in which expected credit losses are determined by using the expected default rate, the loss given the default, and the exposure at default.  Based on this analysis and the information previously set forth, as of March 31, 2009, we estimated a $400,000 OTTI on this security due to the apparent deterioration of the credit quality.

(iv)
Several private label MBS that have mixed credit ratings or other special characteristics.  For each one of the private label MBS, we reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  We determined the estimated present value of expected cash flows at the current book yield of these investments.  Some of the analysis performed to the downgraded mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.	projected defaults considering a conservative additional downside scenario of (5)% in Housing Price Index values for each of the following three years;

f.	a mortgage loan Conditional Prepayment Rate (“CPR”) speed equal to 8 or 15 depending on the approximately last six months average for each security;

g.	projected total future deal loss based on the previous conservative assumptions;

h.	excess credit support protection;

i.	projected tranche dollar loss; and

j.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, as of March 31, 2009, we estimated a $408,000 OTTI due to the apparent deterioration of the credit quality over ten private label MBS.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Three Months ended March 31, 2009
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available–for–sale:(1)(2)
U.S. government agencies obligations	$11,142	4.13%	$6,312	5.23%	$—	—%	$—	—%	$17,454	4.52%

Mortgage backed securities(3)	146	3.13	169,023	4.71	115,060	5.27	4,418	4.74	288,647	4.94
Collateral mortgage obligations(3)	64,318	3.95	248,887	5.34	50,186	5.69	10,955	6.40	374,346	5.22
Commonwealth of Puerto Rico obligations	205	5.82	5,409	4.75	—	—	—	—	5,614	4.78
Us Corporate Notes	5,852	4.75	—	—	—	—	—	—	5,852	4.75
Total investments available-for-sale	$81,663	4.04%	$429,631	5.08%	$165,246	5.40%	$15,373	5.92%	$691,913	5.08%

Investments held–to–maturity:(2)
U.S. government agencies obligations	$2,351	3.95%	$—	—%	$—	—%	$—	—%	$2,351	3.95%

Mortgage backed securities(3)	—	—	3,809	4.98	20,561	4.90	—	—	24,370	4.91
Collateral mortgage obligations(3)	210	3.17	93,580	5.33	—	—	—	—	93,790	5.32
Total investments held-to-maturity	$2,561	3.88%	$97,389	5.31%	$20,561	4.90%	$—	—%	$120,511	5.21%

Other Investments:
FHLB stock	$10,956	3.00% %	$—	—%	$—	—%	$—	—%	$10,956	3.00%

Investment in statutory trust	—	—	—	—	—	—	610	4.48	610	4.48
Total other investments	$10,956	3.00% %	$—	—%	$—	—%	$610	4.48%	$11,566	3.08%
Total investments	$95,180	3.91% %	$527,020	5.13%	$185,807	5.34%	$15,983	5.87%	$823,990	5.08%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is subject to a lower tax rate because 99.55% of these securities are held in our international banking entities. The yields shown in the above table are not calculated on a fully taxable equivalent basis. For more information on tax rate applicable to our international banking entities, please refer to the section of this discussion and analysis captioned "Provision for Income Taxes."

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above.  As of March 31, 2009, our investment in other earning assets included $11.0 million in FHLB stock and $610,000 equity in our statutory trust.  The following table presents the balances of other earning assets as of the dates indicated:

	As of March 31,	As of December 31,
Type	2009	2008
	(In thousands)
Statutory trust	$610	$610
FHLB stock	10,956	14,322
Total	$11,566	$14,932

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $318,000 and $1.9 million as of March 31, 2009 and December 31, 2008, respectively:

	As of March 31,	As of December 31,
	2009	2008
	(In thousands)
Real estate secured	$984,865	$979,496
Leases	230,828	267,325
Other commercial and industrial	246,738	263,332
Consumer	47,366	49,415
Real estate – construction	230,353	220,579
Other loans(1)	2,140	2,146
Gross loans and leases	$1,742,290	$1,782,293
Plus: Deferred loan costs, net	131	455
Total loans, including deferred loan costs, net	$1,742,421	$1,782,748
Less: Unearned income	(589)	(569)
Total loans, net of unearned income	$1,741,832	$1,782,179
Less: Allowance for loan and lease losses	(39,346)	(41,639)
Loans, net	$1,702,486	$1,740,540

(1)	Other loans are comprised of overdrawn deposit accounts.

As of March 31, 2009 and December 31, 2008, our total loans and leases, net of unearned income, were $1.742 billion and $1.782 billion, respectively.  The $40.3 million decrease in our loan and lease portfolio during the quarter ended March 31, 2009 resulted primarily from a $36.5 million decrease in our leasing portfolio, which included the sale of $19.6 million in lease financing contracts during March 2009, as previously mentioned.  Our total loans and leases, net of unearned income, as a percentage of total assets amounted to 60.1% as of March 31, 2009, compared to 62.4% as of December 31, 2008.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial lines of credit and/or commercial real estate loans that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes.  The properties may be either owner-occupied or for investment purposes.  Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993.  The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt.  On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%.  In some instances, additional forms of collateral or guaranties are obtained.  Loans secured by real estate, excluding real estate secured construction loans, equaled $984.9 million and $979.5 million as of March 31, 2009 and December 31, 2008, respectively. Loans secured by real estate included residential mortgages amounting to $125.5 million as of March 31, 2009, which remained relatively stable when compared to $125.6 million as of December 31, 2008.  The volume of our real estate loans, excluding real estate construction loans, has slightly increased as a result of our organic growth.  Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 56.53% as of March 31, 2009, from 54.96% as of December 31, 2008.

Lease financing contracts consist of automobile and equipment leases made to individuals and corporate customers.  Our leasing production is concentrated on automobile leasing.  For the quarter ended March 31, 2009, approximately 53.54% of our lease financing contracts originations were for new automobiles, approximately 41.63% were for used automobiles and the remaining 4.83% consisted primarily of construction and medical equipment leases.  Our portfolio of lease financing contracts decreased to $230.8 million as of March 31, 2009, from $267.3 million as of December 31, 2008.  This decrease resulted from the sale of $19.6 million in lease financing contracts in March 2009, as mentioned above; repayment of the portfolio, which has been generally exceeding originations, because of our decision to strategically pare back our automobile leasing operations upon the continuous economic distress and the deterioration of our lease portfolio during previous years.  From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well.  Lease financing contracts, as a percentage of total loans and leases were 13.25% as of March 31, 2009 and 15.00% as of the end of 2008.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.   The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the quarter ended March 31, 2009, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers in an attempt to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory.  Other commercial and industrial loans decreased to $246.7 million as of March 31, 2009, from $263.3 million as of December 31, 2008.  Because of current economic conditions, we have enhanced our credit risk assessment and collection processes, working in a spirit of solidarity to assist our customers in these difficult times while also protecting and preserving the interest of our shareholders by maintaining our current loan customers, at terms favorable to the Bank. Other commercial and industrial loans as a percentage of total loans and leases were 14.16% and 14.77% as of March 31, 2009 and December 31, 2008, respectively.

Construction loans secured by real estate totaled $230.4 million and $220.6 million as of March 31, 2009 and December 31, 2008, respectively.  Construction loans secured by real estate as a percentage of total loans and leases were 13.22% and 12.38% for the same periods, respectively.  During the quarter ended March 31, 2009, the increase in construction loans secured by real estate resulted from disbursements on projects committed before year 2008.  These projects are primarily related to loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property.

Consumer loans have historically represented a small part of our total loan and lease portfolio.  The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit.  We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers.  As a result, repayment on this portfolio has generally exceeded or equaled origination.  Consumer loans as a percentage of total loans and leases were 2.72% and 2.77% at March 31, 2009 and at the end of 2008, respectively.  Consumer loans as of March 31, 2009 and December 31, 2008, included a boat portfolio of $29.0 million and $30.3 million, respectively; $8.9 million and $10.0 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $9.5 million and $9.1 million, respectively.

Our loan terms vary according to loan type.  Commercial term loans generally have maturities of three to five years, while we generally limit real estate loan maturities to five to eight years.  Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.  Leases are offered for terms up to 72 months.

The following table shows our maturity distribution of loans and leases as of March 31, 2009, including loans held for sale of $318,000 and excluding non-accrual loans amounting to $130.4 million as of the same date.  As of March 31, 2009, 73.24% of our non-consumer loan portfolio is comprised of floating rate loans, which are primarily comprised of both commercial and industrial loans and commercial real estate loans.  Residential mortgage loans are included in the real estate - secured category in the following table.

	As of March 31, 2009
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate(2)	Fixed Rate	Floating or Adjustable Rate(2)	Total
	(In thousands)
Real estate — construction	$207,350	$10,203	$62,131	$-	$-	$279,684
Real estate — secured	204,477	208,472	244,118	130,743	35,274	823,084

Other commercial and industrial	158,881	32,869	36,092	89	6,707	234,638
Consumer	10,378	9,247	1,156	25,369	-	46,150
Leases	24,353	188,984	-	12,779	-	226,116
Other loans	2,079	-	-	-	-	2,079
Total	$607,518	$449,775	$343,497	$168,980	$41,981	$1,611,751

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $172.6 million as of March 31, 2009.

(2)	Most of our floating or adjustable rate loans are pegged to Prime or LIBOR interest rates.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of March 31,	As of December 31,
	2009	2008
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$23,898	$22,590
Nonaccrual loans	130,399	141,304
Total nonperforming loans	154,297	163,894
Other real estate owned	9,706	8,759
Other repossessed assets	3,751	4,747
Total nonperforming assets	$167,754	$177,400
Nonperforming loans to total loans and leases	8.86%	9.19%
Nonperforming assets to total loans and leases plus repossessed assets	9.56	9.87
Nonperforming assets to total assets	5.78	6.20

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

Non-performing Loans

Non-performing loans decreased to $154.3 million for the quarter ended March 31, 2009, from $163.9 million at the end of 2008.  The decrease in nonperforming loans during the quarter ended March 31, 2009 when compared to the previous quarter was mainly due to the net effect of a $10.9 million decrease in loans placed in nonaccrual status, mainly in commercial loans, and a $1.3 million increase in loans over 90 days still accruing.

We believe all loans and leases, for which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed Assets

As of March 31, 2009 and December 31, 2008, repossessed assets amounted to $13.5 million.  Although repossessed assets remained relatively stable during the quarter ended March 31, 2009 when compared to the previous quarter, there was:

(i)	a $947,000 increase in OREO resulting from the net effect of the sale of one property and the foreclosure of seven properties.

(ii)
a decrease of $1.0 million in other repossessed assets, mostly in the inventory of repossessed vehicles.  During the quarter ended March 31, 2009, we sold 392 vehicles and repossessed 295 vehicles, respectively, decreasing our inventory of repossessed vehicles to 200 units as of March 31, 2009, from 297 units as of December 31, 2008.  During the same period, we sold 8 boats and repossessed 3 boats, respectively, decreasing our inventory of repossessed boats to 10 units as of March 31, 2009, from 15 units as of December 31, 2008.

As of March 31, 2009 and December 31, 2008, other repossessed assets were comprised of:  repossessed vehicles amounting to $2.5 million and $3.5 million, respectively; repossessed boats amounting to $1.2 million, respectively; and repossessed equipment amounting to $90,000 and $6,000, respectively.

As of March 31, 2009, our OREO consisted of 42 properties with an aggregate value of $9.7 million, compared to 36 properties with an aggregate value of $8.1 million as of December 31, 2008.

Other Asset Quality Information

As of March 31, 2009 and December 31, 2008, we had troubled debt restructured loans, as defined in Statement of Financial Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” amounting to $53.0 million and $30.1 million, respectively, and that were not included as nonperforming loans in the table on page 41 and are performing under renegotiated contractual terms.

As of March 31, 2009, loans between 30 and 89 days past due and still accruing interest amounted to $74.5 million, compared to $126.1 million and $128.5 million as of December 31, 2008 and March 31, 2008, respectively. Changes in loans between 30 and 89 days past due and still accruing interest during the first quarter of 2009 when compared to the previous quarter include a decrease of $33.7 million in commercial loans; and a $19.1 million decrease in construction loans.  The sharp decrease in delinquency as of March 31, 2009, when compared to December 31, 2008, is in part the result of heightened collection processes and procedures which include, among others, restructuring of the collection and workout groups, launching of loss mitigation programs and enhancing the credit risk assessment process.  We recognize the impact of current economic conditions on the Bank's credit risk and will continue closely monitoring all factors affecting the quality of the credit portfolio.

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

In addition to our general portfolio allowance, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss have been incurred.  This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  For impaired commercial and construction business relationships with aggregate balances exceeding $150,000, we measure the impairment following the guidance of SFAS No. 114.  Smaller-balance commercial and construction business relationships as well as homogeneous loans are collectively evaluated under SFAS No. 5, Accounting for Contingencies.

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

	Three Months Ended March 31,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,777,171	$1,834,281
Total loans and leases outstanding at end of period	1,742,150	1,784,052
Allowance for loan and lease losses:
Allowance at beginning of period	41,639	28,137
Charge-offs:
Real estate — secured	3,648	8,748
Commercial and industrial	704	7,461
Consumer	992	2,129
Leases	3,098	12,508
Other loans	38	268
Total charge-offs	8,480	31,114
Recoveries:
Real estate — secured	-	21
Commercial and industrial	42	737
Consumer	87	322
Leases	369	1,213
Other loans	-	9
Total recoveries	498	2,302
Net loan and lease charge-offs	7,982	28,812
Provision for loan and lease losses	5,689	42,314
Allowance at end of period	$39,346	$41,639
Ratios:
Net loan and lease charge-offs to average total loans(1)	1.80%	1.57%
Allowance for loan and lease losses to total loans at end of period	2.26	2.33
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	81.15	69.19
Net loan and lease charge-offs to provision for loan and lease losses	140.31	68.09

(1) Annualized as of March 31, 2009.

The allowance for loan and lease losses decreased to $39.3 million as of March 31, 2009, from $41.6 million as of December 31, 2008.  The allowance for loan and lease losses as a percentage of total loans and leases also decreased to 2.26% as of March 31, 2009, from 2.33% at the end of year 2008.  We consider that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.  The allowance for loan and lease losses is affected by net charge-offs, loan portfolio balance, and also by the provision for loan and lease losses for each related period, which had been certainly impacted by the overall economic conditions.  However, the decrease in the allowance for loan and lease losses during the quarter ended March 31, 2009 was primarily impacted by $3.0 million in losses recognized on two construction loans extended for land development and the construction of two residential housing projects for which specific allowances had been previously determined, as mentioned before.  Annualized net charge-offs during the first quarter of 2009 were $31.9 million, compared to $28.8 million for year 2008.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due.  This is done based on our historical lease loss experience during the previous calendar year.  As of March 31, 2009, we were using a historical loss ratio in lease financing contracts of approximately 32%, compared to 28% during year 2008.  For the quarters ended March 31, 2009 and 2008, approximately $633,000 and $475,000 was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due at the end of each quarter.  For the quarters ended March 31, 2009 and 2008, approximately $340,000 and $251,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio.  The annualized net charge-off ratio on the leasing business for the quarter ended March 31, 2009 was 4.20%, compared to 3.87% and 3.57% for the quarter and year ended December 31, 2008, respectively.  The increase in this ratio during the quarter ended March 31, 2009 was mainly due to the net effect of a decrease in net charge-offs and a decrease in our lease portfolio.  For the quarter ended March 31, 2009, net charge-offs in our leasing portfolio amounted to $2.7 million, or $10.9 million on an annualized basis, compared to $11.3 million for the year ended December 31, 2008.  Our lease portfolio decreased to $230.8 million as of March 31, 2009, from $267.3 million at the end of 2008.  This decrease in our leasing portfolio resulted mainly from the sale of $19.6 million in lease financing contracts in March 2009 and from our decision to strategically pare back our automobile leasing operations upon de continuous economic distress and the deterioration of our lease portfolio during previous years, as previously mentioned.  We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 1.80% and for the quarter ended March 31, 2009, compared to 1.89% and 1.57% for the quarter and year ended December 31, 2008, respectively.  Net charge-offs as a percentage of the allowance for loan and lease losses was 81.15% for the quarter ended March 31, 2009, compared to 81.83% and 69.19% for the quarter and year ended December 31, 2008, respectively.  Net charge-offs as a percentage of provision for loan and lease losses was 140.31% for the quarter ended March 31, 2009, compared to 51.58% and 68.09% for the quarter and year ended December 31, 2008, respectively.  The change in these ratios was impacted by the decreased net charge-offs, decreased nonperforming loans, delinquencies, and reduced specific allowances on impaired commercial and construction loans, as previously mentioned.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $34.4 million as of March 31, 2009 and $34.5 million as of December 31, 2008.  In February 2009, we completed the construction of our Aguadilla Branch.

We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds.  Average deposits amounted to $2.072 billion for the quarter ended March 31, 2009, compared to $2.018 billion for the year 2008.  This increase in average deposits during the quarter ended March 31, 2009 was mainly concentrated in brokered deposits, as explained further below.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31,			Year Ended December 31,
	2009			2008
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$102,490	4.95%	–%	$113,275	5.61%	–%
Money market deposits	18,431	0.89	2.34	18,983	0.94	3.16
NOW deposits	39,677	1.92	2.12	45,633	2.26	2.55
Savings deposits	104,623	5.05	1.99	117,857	5.84	2.26
Brokered certificates of deposits in denominations of less than $100,000	1,405,460	67.84	3.71	1,361,382	67.46	4.49
Brokered certificates of deposits in denominations of $100,000 or more	606	0.03	5.94	533	0.03	6.75
Time certificates of deposit in denominations of $100,000 or more	284,042	13.71	3.68	261,094	12.94	4.15
Other time deposits	116,215	5.61	3.67	99,280	4.92	4.10
Total deposits	$2,071,544	100.00%		$2,018,037	100.00%

Total deposits at March 31, 2009 and December 31, 2008 were $2.209 billion and $2.084 billion, respectively, representing an increase of $124.5 million, or 23.90% on an annualized basis, during the quarter ended March 31, 2009.  The following table presents the composition of our deposits by category as of the dates indicated:

	As of March 31,	As of December 31,
	2009	2008
	(In thousands)
Interest bearing deposits:
Now and money market	$56,040	$59,309
Savings	103,575	104,424
Brokered certificates of deposits in denominations of less than $100,000	1,529,500	1,423,209
Brokered certificates of deposits in denominations of $100,000 or more	607	605
Time certificates of deposits in denominations of $100,000 or more	289,800	278,384
Other time deposits in denominations of less than $100,000 and IRAs	124,077	109,732
Total interest bearing deposits	$2,103,599	$1,975,663
Plus: non interest bearing deposits	105,239	108,645
Total deposits	$2,208,838	$2,084,308

In addition to the deposits we generate locally, we have also accepted brokered deposits to augment retail deposits and to fund asset growth.  During the first quarter of 2009, the fierce competition for local deposits continued.  In an effort to control increases in our funding cost, we focused on other funding alternatives, including attracting other time deposits from the US national markets at lower competitive rates.

We heavily rely on broker deposits as a short-term funding source to meet our liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, if our capital category falls below “well-capitalized” under the current regulatory framework for prompt corrective action, we could be restricted in using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation.  Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.  Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (“FDIC”) to place restrictions on interest rates that institutions may pay.  On February 3, 2009, the FDIC released a proposed rule to implement new interest rate restrictions on institutions that are not “well-capitalized.”  The proposed rule would limit the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  These restrictions, if they become applicable, could materially impact our ability to generate sufficient deposits to maintain an adequate liquidity position.  In the event these restrictions become applicable, our expansion strategies will be reviewed to reflect the possible limitation to funding sources and changes in cost structures.  As of March 31, 2009, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

The following table sets forth the amount and maturities of the time deposits in denominations of $100,000 or more and broker deposits, regardless the denomination, as of the dates indicated, excluding individual retirement accounts:

	March 31, 2009	December 31, 2008

	(In thousands)
Three months or less	$467,733	$593,140
Over three months through six months	175,803	257,102
Over six months through 12 months	462,556	316,292
Over 12 months(1)	713,815	535,664
Total	$1,819,907	$1,702,198

Other Sources of Funds

The strong competition for core deposits on the Island made other short-term borrowings an attractive funding alternative.  Other short-term borrowings are mainly comprised of securities sold under agreements to repurchase.  During the quarter ended March 31, 2009, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 4.44%, from 5.01% and 5.40% for year 2008 and the quarter ended March 31, 2008, respectively.  Average other borrowings decreased to $549.2 million for the quarter ended March 31, 2009, compared to $571.6 million and $559.9 million for year 2008 and the quarter ended March 31, 2008, respectively.  This decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of fund, as previously mentioned.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB.  These repurchase transactions generally have maturities of one month to less than five years.  The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended March 31,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$496,675	$556,475
Average monthly balance outstanding during the period	519,364	526,758
Maximum aggregate balance outstanding at any month-end	528,475	583,205
Weighted average interest rate for the quarter	3.33%	3.61%
Weighted average interest rate for the last month	3.40%	3.60%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity.  The following table provides a summary of FHLB advances for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended March 31,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$384	$15,398
Average monthly balance outstanding during the period	9,222	24,140
Maximum aggregate balance outstanding at any month-end	15,393	30,449
Weighted average interest rate for the quarter	1.65%	2.99%
Weighted average interest rate for the last month	4.38%	3.05%

Note Payable to Statutory Trust

For more detail on note payable to statutory trust please refer to the “Note 13 – Note Payable to Statutory Trust” to our condensed consolidated financial statements included herein.

Fair Value of Assets and Liabilities

The Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Also, the SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

As of March 31, 2009, we had $691.9 million and $10,000 in assets and liabilities measured on a recurring basis, respectively, of which $495.5 million in assets and all liabilities were classified within Level 2 of the hierarchy.  Remaining assets measured on a recurring basis were classified within Level 3 of the hierarchy.  As of the same date, we had $97.3 million in assets measured on a non-recurring basis, of which $58.9 million and $38.4 million were Level 2 and Level 3 assets, respectively.  The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of March 31, 2009 included $691.9 million in securities available for sale.  On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale.  Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%.  For mortgage-backed securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs).  As of March 31, 2009, we owned a preferred security that was issued under the rule 144 A under the Securities Act of 1993.  The quarterly dividends of this security are current but the security does not have an active secondary market.  On a quarterly basis, we review the financial results of the company to estimate if the issuer has the capacity to pay its obligations at maturity (Level 3 inputs).

Significant inputs considered to determine the fair value of securities available for sale include the market yield curve, credit rating of issuer and collateral.  A change in the slope or an increase in the market yield curve, or deterioration of the issuer’s credit rating or collateral, can significantly reduce the fair market value of securities available for sale.  Also, a change in the slope or a decrease in the market yield curve, or an upgrade of the issuer’s credit rating or collateral, can significantly increase the fair market value of securities available for sale.  Changes in the fair market value of securities available for sale are reported as part of total stockholders’ equity in other comprehensive income.  A decrease in the fair market value of securities available for sale can reduce our liquidity levels adversely impacting our borrowing capacity and reducing our total capital.  On the contrary, an increase in the fair market value of securities available for sale can augment our liquidity levels positively impacting our borrowing capacity and increasing our total capital.  For more information on the fair value of assets and liabilities please refer to “Note 17 – Fair Value” to our consolidated financial statements included herein.

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

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 capital includes common stockholders’ equity our Series A Preferred Stock and the proceeds from our junior subordinated debentures (subject to certain limitations) less goodwill and disallowed deferred tax assets. Total capital represents Tier 1 plus the allowance for loan and lease losses (subject to certain limits).

As of March 31, 2009 and December 31, 2008, total stockholders’ equity was $149.2 million and $156.6 million, respectively.  Besides earnings and losses from operations, which amounted to a $3.0 million net income for the quarter ended March 31, 2009 and a $11.3 million net loss for the year ended December 31, 2008, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $22.7 million as of March 31, 2009, compared to an accumulated other comprehensive loss of $12.4 million as of December 31, 2008.  In addition, the following items also impacted the Company’s stockholders’ equity:

•	the exercise of 50,000 and 357,000 stock options in January 2008 and March 2008, respectively, for a total of $2.0 million; and

•	the repurchase of 800 unvested restricted shares from former employees during the third quarter of 2008, for a total of $6,504. These restricted shares were originally granted in April 2004.

As of March 31, 2009, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of March 31, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,694	10.20%	≥ $ 163,638	≥ 8.00%	N/A
Eurobank .	207,502	10.15	≥ 163,614	≥ 8.00	≥ 204,517	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,954	8.94	≥ 81,819	≥ 4.00	N/A
Eurobank	181,766	8.89	≥ 81,807	≥ 4.00	≥ 122,710	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,954	6.52	≥ 112,270	≥ 4.00	N/A
Eurobank	181,766	6.48	≥ 112,222	≥ 4.00	≥ 140,277	≥ 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	≥ $ 162,752	≥ 8.00%	N/A
Eurobank	206,422	10.15	≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89	≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47	≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basic Surplus” and defined as the portion of the bank’s funds maintained in cash and cash equivalents, net of reserve requirements; short-term investments, and other marketable assets, less the liabilities’ portion secured by any of these assets used to cover time deposits maturing within 30 days and other demand deposits, expressed as a percentage of total assets.  This Core Basic Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position.  Our liquid assets at March 31, 2009 and December 31, 2008 totaled approximately $501.9 million and $367.5 million respectively.  Our Core Basic Surplus level was 15.87% and 11.39%, respectively.  The increase in our Core Basic Surplus was mainly attributable to the net increase of $143.0 million in cash, cash equivalents, and short-term investments, mostly in interest bearing accounts, from which $44.5 million were transferred from federal funds sold to cash and due from banks interest bearing accounts. The increase in cash mainly resulted from an increase in brokered deposits, as previously mentioned.  The liquid assets of $339.4 million and Core Basic Surplus level of 8.46% reported in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 considered a 30% reduction in brokered time deposits maturing within one month, but excluded cash and cash equivalents.

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

In October 2008, the FDIC implemented its new Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.  Under the current interim rules, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009.  This includes federal funds purchased, promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt.  Coverage would be limited to June 30, 2012, even if the maturity exceeds that date.  Participants will have the option to issue non-guaranteed senior unsecured debt for a non-refundable fee of 37.5 basis points, provided that the debt has a term greater than three years.  Participants will be charged a 75-basis point fee to protect their new debt issues (amounts paid as a non-refundable fee will be applied to offset this 75-basis point fee until the non-refundable fee is exhausted).  Institutions are automatically enrolled in this program unless they choose to opt-out.  Although the Company did not have any senior unsecured borrowings outstanding as of September 30, 2008, the Company did not opt-out of this program, which could provide coverage for future senior unsecured debt.  Neither we or Eurobank have any plans to issue debt in this program.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.  As of March 31, 2009, we had FHLB borrowing capacity of $113.7 million, including FHLB advances and securities sold under agreements to repurchase.  Also, as of the same date, we had $279.5 million in pre-approved repurchase agreements with major brokers and banks, subject to acceptable unpledged marketable securities, which amounted to $107.0 million as of March 31, 2009. In addition, Eurobank is able to borrow up to $10.0 million from the Federal Reserve Bank using securities currently pledged as collateral.  Eurobank also maintains pre-approved overnight borrowing lines with correspondent banks, which provided additional short-term borrowing capacity of $10.0 million as of March 31, 2009.  There can be no assurance that actions by the FHLB or FRB would not reduce Eurobank’s borrowing capacity.  Such event could have a material adverse impact on our results of operations and financial condition.

Our ability to meet our current obligations is dependent on our various sources of liquidity.  As of March 31, 2009, we had, on a stand alone basis, $198,000 of liquid assets available to meet our current obligations which consist primarily of interest payments on junior subordinated debentures and outstanding preferred stock.  In the event that we become less than “well-capitalized” for regulatory capital purposes, we would become subject to certain interest rate restrictions that we are permitted to pay on various deposit sources and Eurobank may become prohibited from paying dividends to us.  These restrictions could impact our ability to meet our current obligations and may require that we elect to defer quarterly interest payments on our outstanding junior subordinated debentures and in order to preserve our liquidity and capital positions.  During such deferral period, we would be precluded from paying dividends on our capital stock or from repurchasing shares of our capital stock.

As previously mentioned, we heavily rely on broker deposits as a short-term funding source to meet our liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets, which may force us to pay above-market interest rates to retain these deposits, reducing our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, if our capital category falls below “well-capitalized” under the current regulatory framework for prompt corrective action, we could be restricted in using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation.  Restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.  In case of restrictions, our expansion strategies would have to be reviewed to reflect the possible limitation to funding sources and changes in cost structures.  Over the next 12 months, approximately $851.8 million of broker deposits will mature.  There can be no assurances that we will be able to replace these broker deposits with deposits at competitive rates.  Such event could have a material adverse impact on our results of operations and financial condition.  As of March 31, 2009, we and Eurobank both qualified as “well-capitalized” institutions under the regulatory framework for prompt corrective action.

Our minimum target Core Basic Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0% of total assets.  As of March 31, 2009, our Core Basic Surplus Liquidity Ratio was 15.87%, well above the established minimum target.  Our liquidity demands are not seasonal and all trends have been stable over the last three years.  We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity.  Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity.  In addition, the local market has unique characteristics, which make it very difficult to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation.  After careful analysis of the diversity of liquidity sources available to us, we have determined that our target liquidity ratio is adequate.

Our net cash outflows from operating activities for the quarter ended March 31, 2009 was $3.8 million, compared to $39.4 million net cash inflows from operating activities in 2008.  The net operating cash outflows during the quarter ended March 31, 2009 resulted primarily from the combined effect of:  (i) proceeds from sale of loans held for sale; ii) a decrease in accrued interest receivable; iii) a net increase in other assets; and iv) a decrease in accrued interest payable, accrued expenses and other liabilities.  The net operating cash inflows during 2008 resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) a decrease in accrued interest receivable; iii) a decrease in accrued interest payable, accrued expenses and other liabilities; and iv) a net decrease in other assets.

Our net cash inflows from investing activities for the quarter ended March 31, 2009 was $108.4 million, compared to $136.9 million net cash outflows from investing activities in 2008.  The net investing cash inflows experienced during the quarter ended March 31, 2009 were primarily provided by the sale of investment securities available for sale, while for year 2008, net investing cash outflows were primarily used for the growth in our investment portfolio.

Our net cash inflows from financing activities for the quarter ended March 31, 2009 was $49.5 million, compared to $137.5 million from financing activities in 2008.  The net financing cash inflows experienced during the quarter ended March 31, 2009 were primarily provided by a net increase in deposits and a decrease in securities sold under agreement to repurchase and other borrowings, while for year 2008, they were primarily provided by a net increase in deposits and securities sold under agreement to repurchase and other borrowings.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us.  Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.  Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments.  The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee.  The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.  Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.  Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates.  Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied.  As of March 31, 2009, Eurobank had $10,000 related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit.  For more detail on derivative financial instruments please refer to “Note 12 – Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments.  Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates.  At March 31, 2009, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years.  The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered.  Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario.  The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios.  In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme.  All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon.  Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the March 31, 2009 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period.  This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years.  The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years.  The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills.  At March 31, 2009, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $250,000, or 0.43% lower than the net interest income in the rates unchanged scenario.  The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $12.2 million, or 20.84% higher than the net interest income in the rates unchanged scenario.  At March 31, 2009, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $2.3 million, or 4.00% higher than the net interest income in the rates unchanged scenario, and $5.8 million, or 9.93% higher than the net interest income in the rate unchanged scenario at the March 31, 2009 simulation with a 200 basis point increase.  The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $12.8 million, or 21.76% higher than the net interest income in the rates unchanged scenario, and $18.2 million, or 30.96% higher than the net interest income in the rates unchanged scenario at the March 31, 2009 simulation with a 200 basis point increase.  These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions we may take in response to changes in interest rates.  We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2009:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At March 31, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$5,835	9.93%
+100 basis points over year 1	2,348	4.00%
- 100 basis points over year 1	(250)	(0.43)%
- 200 basis points over year 1	N/A	N/A

	Change in Future Net Interest Income Rate Shock Scenario – Year 2
	At March 31, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$18,188	30.96%
+100 basis points over year 2	12,783	21.76%
- 100 basis points over year 2	12,243	20.84%
- 200 basis points over year 2	N/A	N/A

We also monitor core funding utilization in each interest rate scenario as well as market value of equity.  These measures are used to evaluate long-term interest rate risk beyond the two-year planning horizon.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations to make future payments to third parties as of the date specified:

	As of March 31, 2009
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$—	$—	$384
Notes payable to statutory trusts	—	—	—	20,619
Operating leases	1,676	3,146	2,737	14,587
Time deposits	1,203,136	561,573	161,206	18,069
Total	$1,204,812	$564,719	$163,943	$53,659

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of March 31, 2009 and December 31, 2008, we had commitments to extend credit of $153.9 million and $171.5 million, respectively.  These commitments included standby letters of credit of $10.6 million and $14.8 million, for March 31, 2009 and December 31, 2008, respectively, and commercial letters of credit of $418,000 and $757,000 for the same periods.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

Recent Accounting Pronouncements

For more detail on recent accounting pronouncements please refer to “Note 2 – New Accounting Pronouncements” to our condensed consolidated financial statements included herein.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A.  Risk Factors

The following is an additional risk factor which should be read in conjunction with Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.  Except as noted below, there were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We may become subject to additional regulatory restrictions in the event that we or Eurobank becomes less than well-capitalized for regulatory capital purposes.

Although we and Eurobank both qualified as “well-capitalized” under the regulatory framework for prompt corrective action as of March 31, 2009, we would become subject to additional regulatory restrictions in the event that our capital category declines, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.  Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months.  An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every eighteen months.

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

EUROBANCSHARES, INC.

Date: May 15, 2009	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Date: May 15, 2009	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer