Form 10-Q
period 2009-06-30
EUROBANCSHARES INC
filed 2009-08-14
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 14, 2009 was 19,499,515 shares.

EUROBANCSHARES, INC.

INDEX

i

  PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$	$
Cash and due from banks	221,655,244	43,275,239
Interest bearing deposits	400,000	400,000
Federal funds sold	—	44,470,925
Total cash and cash equivalents	222,055,244	88,146,164
Securities purchased under agreements to resell	24,179,698	24,486,774
Investment securities available for sale, at fair value	577,458,823	751,016,565
Investment securities held to maturity, fair value of $111,153,307 in 2009 and $132,890,502 in 2008	110,201,991	132,798,181
Other investments	11,131,700	14,932,400
Loans held for sale	1,019,702	1,873,445
Loans, net of allowance for loan and lease losses of $42,729,222 in 2009 and $41,639,051 in 2008	1,665,163,485	1,740,539,113
Accrued interest receivable	13,683,245	14,614,445
Customers’ liability on acceptances	365,299	405,341
Premises and equipment, net	34,273,013	34,466,471
Deferred tax assets, net	29,300,777	23,825,896
Other assets	49,266,566	33,324,128
Total assets	$2,738,099,543	$2,860,428,923
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$100,730,850	$108,645,242
Interest bearing	1,977,975,978	1,975,662,802
Total deposits	2,078,706,828	2,084,308,044
Securities sold under agreements to repurchase	471,675,000	556,475,000
Acceptances outstanding	365,299	405,341
Advances from Federal Home Loan Bank	369,169	15,398,041
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	12,574,585	16,073,737
Accrued expenses and other liabilities	13,806,345	10,579,960
	2,598,116,226	2,703,859,123
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2009 and 2008(aggregate liquidation preference value of $10,763,425)	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued: 20,439,398 shares in 2009 and 2008; outstanding: 19,499,515 shares in 2009 and 2008	204,394	204,394
Capital paid in excess of par value	110,182,763	110,109,207
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	40,914,466	49,773,573
Treasury stock, 940,183 shares in 2009 and 939,883 in 2008, at cost	(9,918,147)	(9,916,962)
Accumulated other comprehensive loss:
Unrealized loss on available for sale securities	(7,187,763)	(12,392,943)
Other-than-temporary impairment losses on available for sale securities for which a portion has been recognized in operations, net of taxes	(13,004,927)	—
Total stockholders’ equity	139,983,317	156,569,800
Total liabilities and stockholders’ equity	$2,738,099,543	$2,860,428,923

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and six-month periods ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$23,025,962	$29,106,477	$47,625,867	$61,864,250
Investment securities
Taxable	1,912	2,588	3,859	5,231
Exempt	10,119,844	10,822,424	21,638,907	20,314,226
Interest bearing deposits, securities purchased under agreements to resell, and other	200,060	411,651	278,849	798,638
Total interest income	33,347,778	40,343,140	69,547,482	82,982,345
Interest expense:
Deposits	17,143,727	20,609,064	34,686,046	42,382,230
Securities sold under agreements to repurchase, notes payable, and other	4,416,595	5,030,573	9,036,498	10,663,270
Total interest expense	21,560,322	25,639,637	43,722,544	53,045,500
Net interest income	11,787,456	14,703,503	25,824,938	29,936,845
Provision for loan and lease losses	12,707,000	9,986,800	18,396,000	17,819,800
Net interest (expense) income after provision for loan and lease losses	(919,544)	4,716,703	7,428,938	12,117,045

Noninterest income:
Other-than-temporary impairment losses in securities:
Total other-than-temporary impairment losses	(1,791,876)	—	(17,283,095)	—
Portion of loss recognized in other comprehensive loss	(883,876)	—	13,799,751	—
Net impairment losses recognized in losses	(2,675,752)	—	(3,483,344)	—
Net gain on sale of securities	3,526,781	—	7,563,169	—
Service charges – fees and other	2,059,174	3,218,454	4,184,053	5,641,828
Net loss on sale of other real estate owned, repossessed assets and on disposition of other assets	(108,145)	(85,721)	(321,869)	(119,479)
Net gain on sale of loans and leases	18,847	116,942	814,419	1,352,137
Total noninterest income	2,820,905	3,249,675	8,756,428	6,874,486

Noninterest expense:
Salaries and employee benefits	4,685,863	5,318,139	9,488,002	10,897,052
Occupancy	2,490,437	2,757,843	5,038,533	5,700,611
Professional services	1,704,644	1,243,021	3,261,119	2,484,239
Insurance	4,373,530	636,177	5,548,099	1,282,768
Promotional	135,601	213,655	253,519	580,673
Other	2,666,015	2,463,228	4,946,989	4,952,425
Total noninterest expense	16,056,090	12,632,063	28,536,261	25,897,768
Loss before income taxes	(14,154,729)	(4,665,685)	(12,350,895)	(6,906,237)
Income Tax Benefit	(2,558,816)	(2,902,780)	(3,799,913)	(4,140,008)
Net loss	$(11,595,913)	$(1,762,905)	$(8,550,982)	$(2,766,229)

Loss per share:
Basic:	$(0.60)	$(0.10)	$(0.45)	$(0.16)

Diluted:	$(0.60)	$(0.10)	$(0.45)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the six months ended June 30, 2009 and 2008

	2009	2008
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	204,394	200,324
Exercised stock options	—	4,070
Balance at end of period	204,394	204,394
Capital paid in excess of par value – common stock:
Balance at beginning of period	110,109,207	107,936,531
Exercised stock options	—	2,024,930
Stock based compensation	73,556	74,190
Balance at end of period	110,182,763	110,035,651
Reserve fund:
Balance at beginning of period	8,029,106	8,029,106
Transfer from undivided profits	—	—
Balance at end of period	8,029,106	8,029,106
Undivided profits:
Balance at beginning of period	49,773,573	61,789,048
Net loss	(8,550,982)	(2,766,229)
Preferred stock dividends ($0.43 per share in 2009 and 2008)	(308,125)	(371,383)
Transfer to reserve fund	—	—
Balance at end of period	40,914,466	58,651,436
Treasury stock
Balance at beginning of period	(9,916,962)	(9,910,458)
Purchase of common stock	(1,185)	—
Balance at end of period	(9,918,147)	(9,910,458)
Accumulated other comprehensive (loss) income, net of taxes:
Balance at beginning of period	(12,392,943)	1,110,173
Unrealized net gain on investment securities available for sale	5,205,180	(14,144,503)
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in operations	(13,004,927)	—
Balance at end of period	(20,192,690)	(13,034,330)
Total stockholders’ equity	$139,983,317	$164,739,224

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
For the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(11,595,913)	$(1,762,905)	$(8,550,982)	$(2,766,230)
Other comprehensive (loss) income, net of tax:
Unrealized net gain (loss) on investment securities available for sale	1,528,151	(15,548,191)	5,205,180	(14,144,503)
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in operations	944,518	—	(13,004,927)	—
Comprehensive loss	$(9,123,244)	$(17,311,096)	$(16,350,729)	$(16,910,733)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(8,550,982)	$(2,766,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,159,347	1,894,599
Provision for loan and lease losses	18,396,000	17,819,800
Stock-based compensation	73,556	74,190
Deferred tax and acquired tax credits benefit	(4,868,313)	(4,149,937)
Net gain on sale of securities	(7,563,169)	—
Net other than temporary impairment losses	3,483,344	—
Net gain on sale of loans	(814,419)	(1,352,137)
Net loss on sale of repossessed assets and on disposition of other assets	321,869	119,479
Net amortization of premiums and accretion of discount on investment securities	(892,786)	(687,842)
Valuation expense of repossesed assets	735,658	499,583
Decrease in deferred loan costs	481,043	1,186,887
Origination of loans held for sale	(2,503,895)	(12,586,698)
Proceeds from sale of loans held for sale	2,561,645	12,762,266
Decrease in accrued interest receivable	931,200	906,880
Net (increase) decrease in other assets	(12,063,941)	3,934,687
(Decrease) increase in accrued interest payable, accrued expenses, and other liabilities	(272,744)	7,569,509
Net cash (used in) provided by operating activities	(8,386,586)	25,225,036

Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell	307,076	(36,704,035)
Proceeds from sale of investment securities available for sale	203,511,176	—
Purchases of investment securities available for sale	(167,545,378)	(290,027,400)
Proceeds from principal payments and maturities of investment securities available for sale	133,391,440	197,000,674
Purchases of investment securities held to maturity	—	—
Proceeds from principal payments, maturities, and calls of investment securities held to matu	22,804,079	4,833,560
Purchase of Federal Home Loan Bank Stocks	(2,716,600)	(10,351,500)
Proceeds from principal payments and maturities of Federal Home Loan Bank Stocks	6,517,300	8,119,700
Net decrease (increase) in loans	33,063,742	(43,353,871)
Proceeds from sale of loans	19,608,076	37,671,519
Proceeds from sale of other assets	427,898	677,684
Capital expenditures	(1,333,722)	(2,234,891)
Net cash provided by (used in) investing activities	248,035,087	(134,368,560)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,601,216)	56,743,091
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(84,800,000)	34,653,750
Net decrease in Federal Home Loan Bank Advances	(15,028,872)	(5,027,637)
Dividends paid to preferred stockholders	(308,148)	(371,382)
Net proceeds from issuance of common stock	—	2,029,000
Purchase of common stock	(1,185)	—
Net cash (used in) provided by financing activities	(105,739,421)	88,026,822

Net increase (decrease) in cash and due from banks	133,909,080	(21,116,702)
Cash and cash equivalents beginning balance	88,146,164	48,173,130
Cash and cash equivalents ending balance	$222,055,244	$27,056,428

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$47,221,696	$54,564,640
Income Taxes	32,665	6,580

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	12,687,522	16,436,193
Finance of repossessed assets acquired through foreclosure of loans	8,007,012	8,315,707
Change in fair value of available-for-sale securities, net of taxes	(7,799,746)	14,144,503

See accompanying notes to consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

EuroBancshares, Inc. (the Company or EuroBancshares) was incorporated on November 21, 2001, under the laws of the Commonwealth of Puerto Rico to engage, for profit, in any lawful acts or businesses and serve as the holding company for Eurobank (the Bank).  As a bank holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to the supervision and regulation by the board of governors of the Federal Reserve System.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008. The results of operations for the six months period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	New Accounting Pronouncements

•	Recently Adopted Accounting Standards

On January 12, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position
EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. It amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets” to provide more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The FSP establishes that companies should consider guidance in Statement 115. Companies should also consider  all available information including past events and current conditions  when developing estimates of future cash flows to determine whether to record an other than temporary impairment. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively. The implementation of EITF 99-20-1 did not has a significant impact on the financial statements.

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS-124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP to improve presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt this FSP for the quarter ended March 31, 2009 and recorded in operations approximately $17,283,000 for other than temporary impairment (“OTTI”) losses from which approximately $13,800,000 were offset through other comprehensive loss.  There was no effect as of the beginning of the quarter, since no OTTI were recorded on prior years.

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

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and annual statements of publicly traded companies. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for reporting periods ending after June 15, 2009.  The implementation of this statement did not have a significant impact on the financial statements.

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

In May 2009, the Financial Accounting Standards Board issued SFAS 165 “Subsequent Events”. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The statement introduces the concept of financial statements available to be issued, which are financial statements that are complete in form and format that complies with generally accepted accounting principles (GAAP) and have obtained all approvals required for issuance. The SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for the date, whether it is the date the financial statements were issued or were available to be issued. This statement should be applied to the accounting and disclosure of subsequent events not addressed on other applicable GAAP. The SFAS is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively.  The Company had evaluated subsequent events until August 13, 2009.

•	Recently Issued Accounting Standards

On June 12, 2009, the Financial Accounting Standards Board (FASB) issued SFAS 166, “Accounting for Transfers of Financial Assets”. This statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require additional information about transfers of financial assets, and risks related to continuing involvement with the transferred financial assets. Disclosure requirements for this statement should apply to transfers that occurred both before and after the effective date of the statement.  This statement is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company believes that this statement will not have a significant financial impact.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 167, “Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation 46(R) “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities.  This statement requires an analysis to identify the primary beneficiary in a variable interest entity and the company’s implicit financial responsibility to ensure that a variable interest entity operates as designed.  In addition, SFAS 167 revises certain provisions of Interpretation 46(R) due to elimination of the qualifying special-purpose entity concept in SFAS 166.  This statement shall be effective as of the beginning of each reporting entity’s fist annual reporting period that begins after November 15, 2009, for interim periods within that fist annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application of SFAS 167 is prohibited.  The Company is evaluating the financial impact of SFAS 167, if any.

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Under FASB 168, the FASB Accounting Standards Codification becomes the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB. Other sources of authoritative U.S. GAAP include rulings and interpretative releases by the Securities and Exchange Commission (SEC) for SEC registrants. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP, authoritative and non-authoritative. Once it becomes effective, the Codification will supersede all existing non-SEC accounting and reporting standards. The FASB will issue Accounting Standards Update instead of Statements, Staff Positions, and Emerging Issues Task Force Abstracts. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods after September 15, 2009.

3.	Losses Per Share

Basic losses per share represent income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted losses per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of loss per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss before preferred stock dividends	$(11,595,913)	$(1,762,905)	$(8,550,982)	$(2,766,230)
Preferred stock dividend	(124,474)	(185,691)	(308,125)	(371,382)
Loss to common shareholders	$(11,720,387)	$(1,948,596)	$(8,859,107)	$(3,137,612)
Weighted average number of common shares outstanding applicable to basic earning per share	19,499,403	19,500,315	19,499,459	19,336,419
Effect of dilutive securities	-	30,176	-	44,552
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,499,403	19,530,491	19,499,459	19,380,971

Net loss per common share:
Basic	$(0.60)	$(0.10)	$(0.45)	$(0.16)
Diluted	$(0.60)	$(0.10)	$(0.45)	$(0.16)

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In computing diluted loss per common share for the second quarter of 2009, stock options of 74,700, 75,300, 73,670 and 114,500 shares on common stock with exercise price of $21.00, $14.17, $8.60 and $4.00, respectively, were not considered because they were antidilutive.  For the second quarter of 2008, stock options of 174,000, 96,600, 76,800 and 73,670 shares on common stock with exercise price of $8.13, $21.00, $14.17 and $8.60, respectively, were not considered because they were antidilutive.

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of June 30, 2009 and December 31, 2008 are as follows:

	2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Puerto Rico Public Corporation
Less than one year	$200,020	$5,175	$(985)	$204,210
Puerto Rico Housing Finance Authority
One through five years	5,290,642	44,210	(1,283)	5,333,569
Fed Farm Credit Bonds
One through five years	50,130,890	238,600	–	50,369,490
Federal Home Loan Bank notes:
Less than one year	11,000,000	74,745	–	11,074,745
One through five years	5,732,783	113,915	–	5,846,698
US Corporate notes:
One through five years	30,000	–	–	30,000
Mortgage-backed securities:
Agency Mortgage Backed Securities	323,134,551	6,641,280	(568,993)	329,206,838
Private Label Mortgage Backed Securities (CMO)	203,297,983	254,585	(28,159,295)	175,393,273
Total	$598,816,869	$7,372,510	$(28,730,556)	$577,458,823

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$200,194	$4,245	$–	$204,439
One through five years	5,346,299	16,025	(2,304)	5,360,021
Federal Home Loan Bank notes:
Less than one year	20,993,213	227,357	–	21,220,570
One through five years	6,530,425	20,387	–	6,550,812
US Corporate note:
Less than one year	4,974,971	–	(83,871)	4,891,100
One through five years	3,000,000	–	(1,950,000)	1,050,000
Mortgage-backed securities	722,364,282	13,775,266	(24,399,924)	711,739,623
Total	$763,409,384	$14,043,280	$(26,436,099)	$751,016,565

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2009 and December 31, 2008, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceeded 10% of stockholders’ equity.

During the six months ended June 30, 2009, the company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $203,511,000, recognizing a net gain of approximately $7,563,000. During the six months ended June 30, 2008, there were no sales of investment securities available for sale.

At June 30, 2009 and December 31, 2008, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	2009
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	Value	losses	value	losses	value
Commonwealth of Puerto Rico
Obligations:
Puerto Rico Public Corporation	$(2,268)	$519,276	$–	$–	$(2,268)	$519,276
Mortgage backed securities:
Agency mortgage backed securities	(568,993)	108,120,288	–	–	(568,993)	108,120,288
Private label mortgage backed Securities	(4,801,659)	24,121,280	(23,357,636)	122,962,745	(28,159,295)	147,084,025
	$(5,372,920)	$132,760,844	$(23,357,636)	$122,962,745	$(28,730,556)	$255,723,589

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized		Fair
	losses	value	losses	value	losses		value
Commonwealth of Puerto Rico and municipal obligations	$(2,304)	$775,889	$–	$–	$(2,304	) $	775,889
US Corporate Notes	(83,871)	4,891,100	(1,950,000)	1,050,000	(2,033,871)		5,941,100
Mortgage-backed securities	(20,880,325)	201,176,140	(3,519,599)	35,784,953	(24,399,924)		236,961,093
	$(20,966,500)	$206,843,129	$(5,469,599)	$36,834,953	$(26,436,099	) $	243,678,082

•
PR public corporation – The unrealized losses on the Company’s investments in PR Public Corporation Obligations were caused by interest rate increases and the general economy deterioration.  The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired as of June 30, 2009.

•
Agency mortgage-backed securities — The unrealized losses on the Company’s investments in federal agencies mortgage backed-securities (“MBS”) were primarily attributable to changes in interest rates and levels of market liquidity relative to when the investment securities were purchased and not due to credit quality of the securities. The contractual cash flows of those investments are guaranteed by agencies of the US government.  These mortgage back securities are rated AAA by the major rating agencies and are backed by residential mortgages..  Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired as of June 30, 2009.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
Private label mortgage backed securities - The unrealized losses on the Company’s investments in private label MBS were caused by interest rate increases and general deterioration of the economy.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash flows structure established for each security.   Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because of the general deterioration of the economy, we considered that a reasonable estimate of the OTTI, during the first six months of 2009, due to the possible deterioration of credit quality was $513,000.  Please refer to the detail explanation below.

With the assistance of a third party provider, the Company reviewed the investment portfolio as of June 30, 2009 using cash flow and valuation models and considering the provisions of FSP 115-2 and EITF 99-20, for applicable securities.  During the review, the Company identified securities with characteristics that warranted a more detailed analysis, as follows:

(i)
One security for $3,000,000 of original par value and a current market value of $30,000 is a non-rated Trust Preferred Stock (“TPS”).  Considering the deterioration of the issuer’s current financial position and the company’s recent request to the FDIC, for their approval to a plan of open bank assistant, we estimated a $2,570,000 as OTTI on this security.

(ii)
For each one of the private label MBS, the Company reviewed the collateral performance and considered the impact of current economic trends as of June 30, 2009.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  Some of the analysis performed to the downgraded mortgage-backed securities included:

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

Based on this assessment, as of June 30, 2009, the Company estimated a $513,000 OTTI due to the deterioration of the credit quality over three private label MBS.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The unrealized losses associated with private-label collateralized mortgage obligations are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. For private-label CMOs with unrealized losses as of June 30, 2009, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the remaining cash flows using a number of assumptions, including the current book yield, different scenarios related to the Housing Price Adjustment and the current six months Conditional Prepayment Rate. Based on this assessment, management concluded that the other tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at June 30, 2009, thus management expects to recover the amortized cost basis of the securities.

The activity in other than temporary impairment related to credit losses recognized in losses during the six months period ended June 30, 2009 is as follows:

June 30, 2009
Beginning Balance	$—
Additions to credit loss for which an
OTTI was not previously recognized	3,483,344
Ending Balance	$3,483,344

5.	Investment Securities Held to Maturity

Investment securities held to maturity as of June 30, 2009 and December 31, 2008 are as follows:

	2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank Notes	$2,196,686	$18,504	$–	$2,215,190
Mortgage-backed securities:
Agency mortgage backed securities	93,594,492	2,577,508	(82,682)	96,089,318
Private label mortgage backed securities (CMO)	14,410,813	–	(1,562,014)	12,848,799
Total	$110,201,991	$2,596,012	$(1,644,696)	$111,153,307

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank notes	$2,457,389	$4,690	$–	$2,462,079
Mortgage-backed securities	130,340,792	1,677,328	(1,589,697)	130,428,423
Total	$132,798,181	$1,682,018	$(1,589,697)	$132,890,502

There were no sales of investment securities held to maturity during the six month period ended June 30, 2009 and 2008.

At June 30, 2009 and December 31,2008, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2009
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	Losses	value
Mortgage backed securtities:
Agency mortgage backed securities	$(82,682)	$9,269,075	$—	$—	$(82,682)	9,269,075
Private label mortgage backed
securities	(712,010)	4,202,091	(850,004)	8,646,708	(1,562,014)	$12,848,799
	$(794,692)	$13,471,166	$(850,004)	$8,646,708	$(1,644,696)	$22,117,874

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Mortgage-backed securities	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318
	$(614,754)	$20,967,964	$(974,943)	$6,350,354	$(1,589,697)	$27,318,318

•
Agency mortgage backed securities - The unrealized losses on the Company’s investments in federal agencies mortgage backed-securities were primarily attributable to changes in interest rates and levels of market liquidity relative to when the investment securities were purchased and not due to credit quality of the securities. The contractual cash flows of those investments are guaranteed by agencies of the US government.  These mortgage back securities are rated AAA by the major rating agencies and are backed by residential mortgages.  Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2009.

•
Private label mortgage backed securities - The unrealized losses on the Company’s investments in private label mortgage backed-securities were caused by interest rate increases and general deterioration of the economy.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash flows structure established for each security.   Accordingly, it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2009.

The company reviewed the investment portfolio as of June 30, 2009 using the provisions of FSP SFAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. During the review, the Company concluded that the impairment related to held to maturity securities was not considered other than temporary.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Other Investments

Other investments at June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
FHLB s tock, at cost	$10,521,700	$14,322,400
Investment in statutory trust	610,000	610,000
Other investments	$11,131,700	$14,932,400

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at June 30, 2009 and December 31, 2008 is as follows:

	2009	2008
Loans secured by real estate:
Commercial and industrial	$857,097,834	$851,493,614
Construction	234,338,359	220,579,003
Residential mortgage	130,144,195	125,556,755
Consumer	2,482,822	2,445,232
	1,224,063,210	1,200,074,604

Commercial and industrial	221,624,531	263,331,838
Consumer	45,509,878	49,414,894
Lease financing contracts	215,742,652	267,324,959
Overdrafts	1,522,387	2,146,131
	1,708,462,658	1,782,292,426

Deferred loan origination costs, net	(25,992)	455,051
Unearned finance charges	(543,959)	(569,313)
Allowance for loan and lease losses	(42,729,222)	(41,639,051)
Loans, net	$1,665,163,485	$1,740,539,113

The following is a summary of information pertaining to impaired loans at June 30, 2009 and December 31, 2008:

	2009	2008
Impaired loans with related allowance	$145,333,000	$137,109,000
Impaired loans that did not require allowance	185,080,000	127,134,000
Total impaired loans	$330,413,000	$264,243,000
A llowance for impaired loans	$20,430,000	$22,381,000

As of June 30, 2009 and 2008, loans in which the accrual of interest has been discontinued amounted to $162,446,000 and $86,325,000, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $4,724,000 and $3,353,000 for the six months ended June 30, 2009 and 2008, respectively.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following analysis summarizes the changes in the allowance for loan and lease losses for the six-month period ended June 30:

	2009	2008
Balance, beginning of period	$41,639,051	$28,137,104
Provision for loan and lease losses	18,396,000	17,819,800
Loans and leases charged-off	(18,400,754)	(17,103,428)
Recoveries	1,094,925	1,302,364
Balance, end of period	$42,729,222	$30,155,840

8.	Deferred Tax Asset

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$16,664,397	$16,239,230
Unrealized loss on securities available for sale	1,165,357	124
Current NOL carryforward	15,261,844	7,094,665
Other temporary differences	1,254,189	1,099,323
Deferred tax assets	34,345,787	24,433,094

Deferred tax liabilities:
Deferred loan origination costs, net	–	(177,470)
Servicing assets	(483,336)	(346,992)
Fair value adjustments on loans	(50,615)	(82,736)
Deferred tax liabilities	(533,951)	(607,198)
Valuation allowance on deferred tax asset	(4,511,059)	–
Net deferred tax asset	$29,300,777	$23,825,896

The company assesses the realization of its deferred tax assets at each reporting period based on SFAS 109 “Accounting for Income Taxes”.  SFAS No.109 requires that a deferred tax asset should be reduced by a valuation allowance if it is more likely than not that some portion or all deferred tax asset will not be realized based on the available evidence, The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realize.  The determination of whether a deferred tax asset is realizable is based on weighing all positive or negative  available evidence.  In assessing the viability of deferred tax assets, management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The significant component of the deferred income tax benefits was the increase in the allowance for loan and lease losses and net operating losses carry forward.

The Company’s operations are in a cumulative taxable loss position for the six months period and year ended June 30, 2009 and December 31, 2008, respectively.  This cumulative taxable loss position in recent periods is considered significant negative evidence. The Company had evaluated its projections and tax strategies for the allowed carryforward period and concluded that it will not be able to realize some portion of the deferred tax assets in the future. As of June 30, 2009, the Company had net deferred tax assets of approximately $33,811,000 with a valuation allowance of $4,511,000.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2009 and December 31, 2008 the Company had net operating losses of approximately $39,133,000 and $18,191,000, respectively; which expires as follow:

Expiration
Date	Net operating loss carry forward
2015	$18,191,000
2016	20,942,000
$39,133,000

9.	Other Assets

Other assets at June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Merchant credit card items in process of collection	$2,457,251	$2,930,325
Auto insurance claims receivable on repossessed vehicles	709,825	866,805
Accounts receivable	17,683,207	1,198,087
Other real estate, net of valuation allowance of $507,601 in June 30, 2009 and $121,888 in December 31,2008	10,266,377	8,759,307
Other repossessed assets, net of valuation allowance of $491,513
in June 30, 2009 and $633,165 in December 31,2008, respectively	2,455,696	4,747,048
Prepaid expenses and deposits	8,238,880	6,264,994
Net servicing assets	1,725,375	1,220,243
Other	5,729,955	7,337,319
	$49,266,566	$33,324,128

Other repossessed assets are presented net of an allowance for losses.  The following analysis summarizes the changes in the allowance for losses for the six-month period ended June 30:

	2009	2008
Balance, beginning of period	$633,165	$565,767
Provision for losses	341,542	499,583
Net charge-offs	(483,194)	(566,703)

Balance, end of period	$491,513	$498,647

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Deposits

Total deposits as of June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Non interest bearing deposits	$100,730,850	$108,645,242

Interest bearing deposits:
NOW & Money Market	63,442,668	59,309,057
Savings	105,237,572	104,424,319
Regular CD's & IRAS	129,711,805	109,731,499
Jumbo CD's	289,819,137	278,383,616
Brokered Deposits	1,389,764,796	1,423,814,311
	1,977,975,978	1,975,662,802
Total Deposits	$2,078,706,828	$2,084,308,044

The Company evaluated its dependency risk on broker dealers and the possibility of a near term severe impact, as defined on the SOP 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, and concluded that the Company relies on broker deposits as a short-term funding source to meet its liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce the Company’s net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in the Company’s financial condition. The ability to continue to acquire broker deposits is subject to the Company ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Even though the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.

As of June 30, 2009, the Company’s total risk-based capital ratio was 9.71%, which is considered adequately capitalized under the regulatory framework for prompt corrective action.  Although the Company has since sold approximately $163,370,000 in securities with a $6,023,000 gain which increased the Company’s total risk-based capital ratio to over 10% as of July 31, 2009, the Company is currently restricted from using broker deposits as a short-term funding source unless it obtains a waiver from the FDIC.  These restrictions on the Company’s ability to participate in this market could place limitations on its growth strategy or could result in the participation in other more expensive funding sources.  Although the Company has applied to the FDIC to obtain a waiver that would permit it to accept broker deposits, no assurance can be made that such waiver will be granted.  These restrictions could materially and adversely impact the Company’s ability to generate sufficient deposits to maintain an adequate liquidity position.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Advance from Federal Home Loan Bank

At June 30, 2009, the Company owes an advance to the FHLB as follows:

Maturity	Interest rate	2009
2014	4.38%	$369,169

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months.  In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the six-month periods ended June 30, 2009 and 2008 amounted to approximately $130,000 and $173,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of June 30, 2009, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on additional advances of approximately $51,487,000.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	2009		2008
	Notional		Notional
Description	amount	Fair value	amount	Fair value

Derivative designated as hedging instruments under SFAS 133

LIBOR-based interest rate swaps	$-	$-	$14,000,000	$12,959

Derivatives not designated as hedging instruments under SFAS 133

Purchased Option	$25,000,000	$5,000	$25,000,000	$110,000

Written Option	$25,000,000	$(5,000)	$25,000,000	$(110,000)

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket.  The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years.  To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket.  Consistent with the guidance in SFAS 133, the equity-based return on the CD represents a written option and is bifurcated and accounted for separately from the debt host as a derivative.  Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings.  As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero.  At June 30, 2009, $5,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

As of December 31, 2008, the Company had one interest rate swap agreement, designated as fair value hedge, which converted $12,235,000 of a fixed rate time deposit to variable rate time deposit that will mature in 2018, with semi-annual call options that match the call options on the swap. This swap was terminated in January 27, 2009 and the certificate of deposit was also cancelled.

This interest rate swap agreement was effective in achieving the economic objectives explained above.  During the year ended December 31, 2008, net gain or loss from fair value hedging ineffectiveness was considered inconsequential and reported within other non-interest income.

The Company has agreements with each of its derivative counterparties that contain standard default provisions, such that if the Company were to default on any of its indebtedness, then it could also be declared in default on its derivative obligations.  However, as of June 30, 2009, the Company has not posted any collateral related to these agreements and is not in a net liability position with any of its derivative counterparties.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 28, 2009, the Company elected to defer interest payments on the Company’s $20,619,000 of floating rate junior subordinated deferrable interest debentures relating to the trust preferred securities issued by its wholly-owned subsidiary, the Trust II.  The terms of the debentures and trust indenture allow for the Company to defer interest payments for up to 20 consecutive quarters.  As such, the deferral of interest does not constitute a default.  During the period that the interest deferrals have been elected, the Company will continue to record the expense associated with the debentures.  Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable.

Interest expense on notes payable to statutory trusts amounted to approximately $460,000 and $699,000 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 the Company had $239,000 in interest payable.

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

During the quarter ended March 31, 2009 the Company sold to a third party lease financing contracts with carrying values of approximately $19,608,000.  In this sale, the Company retained servicing responsibilities and servicing assets of $1,171,000 was recognized. The estimated fair value of related servicing asset as of March 31, 2009 was approximately $1,171,000. Such fair value was estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account an annual prepayment assumption of 18.36%, a discount rate of 10.00% and a weighted average portfolio life of 3.93 years. The Company surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as sales and recognized net gains of approximately $757,000. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased.  As of June 30, 2009, total amount accrued on books related to recourse liability amounted to approximately $486,000.

A summary of servicing assets as of June 30, 2009 and December 31, 2008 are as follows:

Servicing assets	2009	2008
Balance, beginning of year	$1,221,542	$148,880
Servicing retained on lease financing contracts sold	1,170,776	2,166,113
Change in valuation allowance	—	—
Amortization	(665,646)	(1,093,451)
Balance, end of period	$1,726,672	$1,221,542

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$1,299
Direct write-downs	—	—
Total valuation allowance	1,299	1,299
Balance, end of period, net	$1,725,373	$1,220,243

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the quarter ended June 30, 2009 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 16.65%, a discount rate of 9.67% and a weighted average portfolio life of 3.15 years.  During the quarter ended December 31, 2008 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 18.24%, a discount rate of 9.00% and a weighted average portfolio life of 2.73 years.  There were no custodial escrow balances maintained in connection with serviced leases as of June 30, 2009 and December 31, 2008.

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2009	$642,884
2010	745,677
2011	255,566
Thereafter	82,545
$1,726,672

During the six month periods ended June 30, 2009 and 2008, the Company sold to third parties approximately $2,504,000 and $12,587,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $2,562,000 and $12,763,000, resulting in a gain of approximately $58,000 and $176,000 during the six month periods ended June 30, 2009 and 2008, respectively.

16.	Stock Transactions

For the six month period ended June 30, 2009, the Company did not issue common stock shares. During the second quarter of 2009, the company repurchases 300 unvested restricted shares from former employees for a total of $1,185.  These restricted shares were originally granted in April 2004.

During the first quarter of 2008, the Company issued 407,000 of the common stock shares through stock options exercised, for a total of $2,029,000. During the third quarter of 2008, the company repurchases 800 unvested restricted shares from former employees for a total of $6,504.  These restricted shares were originally granted in April 2004.

17.	Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(a)	Cash and Cash Equivalents

The carrying amount of cash and cash equivalents is a reasonable estimate of fair value, due to the short maturity of these instruments.

(b)	Investment Securities

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of June 30, 2009 and December 31, 2008.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Following are the carrying amount and fair value of financial instruments as of June 30, 2009 and December 31, 2008:

	2009		2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	$222,055,244	$222,055,244	$88,146,164	$88,146,164
Securities purchased under agreements to resell	24,179,698	24,179,698	24,486,774	24,486,774
Investment securities available for sale	577,458,823	577,458,823	751,016,565	751,016,565
Investment securities held to maturity	110,201,991	111,153,307	132,798,181	132,890,503
Other investments	11,131,700	11,131,700	14,932,400	14,932,400
Loans held for sale	1,019,702	1,019,702	1,873,445	1,873,445
Loans, net	1,665,163,485	1,659,492,276	1,740,539,113	1,729,938,119
Derivatives - Purchased Option	5,000	5,000	110,000	110,000
Accrued interest receivable	13,683,245	13,683,245	14,614,445	14,614,445

Financial liabilities:
Deposits	2,078,706,828	2,133,319,396	2,084,308,044	2,114,507,829
Securities sold under agreements to repurchase	471,675,000	476,317,365	556,475,000	573,390,657
Advances from FHLB	369,169	369,169	15,398,041	15,431,886
Note payable to statutory trust	20,619,000	20,619,355	20,619,000	20,621,127
Accrued interest payable	12,574,585	12,574,585	16,073,737	16,073,737
Derivatives - Interest Rate Swaps	—	—	12,959	12,959
Derivatives - Written Option	5,000	5,000	110,000	110,000

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	June 30, 2009	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$577,458,823	$—	$402,035,550	$175,423,273
Purchased option jumbo CD	5,000	—	5,000	—

Liabilities:
Embedded option jumbo CD	$5,000	$—	$5,000	$—

		Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$751,016,565	$—	$530,362,366	$220,654,199
Purchased option jumbo CD	110,000	—	110,000	—
FVH swaps valuation	12,959	—	12,959	—

Liabilities:
Embedded option jumbo CD	$110,000	$—	$110,000	$—

The activity in assets measured at fair value in a recurring basis using significant unobservable inputs (level 3) as of June 30, 2009 and December 31, 2008 consisted of the following:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available for Sale Securities
	June 30, 2009	December 31, 2008
Beginning Balance	$220,654,199	$178,321,255
Net other comprehensive loss	(3,863,540)	(23,816,803)
Other than temporary impairment recognized in operations	(3,483,345)	-
Amortization and Accretion included in operations	651,830	1,023,980
Purchases, issuances, and settlements	5,237,738	103,884,868
Prepayments and maturities	(43,773,610)	(38,759,100)
Ending Balance	$175,423,273	$220,654,199

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at June 30, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable	Total gains
		for identical	inputs	inputs	(losses)
	June 30, 2009	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Repossessed asset	$1,935,426	—	1,623,582	311,844	(98,765)
Other real estate owned	2,348,662	—	1,301,662	1,047,000	(394,117)
Impaired loans	109,818,235	—	58,383,958	51,434,277	(5,000,812)

		Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable	Total gains
		for identical	inputs	inputs	(losses)
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$95,220,267	$—	$60,096,242	$35,124,025	$(19,133,238)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

Repossessed assets, which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $99,000, which was included in earnings for the period. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the repossessed asset and the Company experience while disposing similar asset.

Other real estate owned (OREO) which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $394,000, which was included in earnings for the period.  Those assets using significant unobservable inputs (level 3) are based on physical condition of the OREO and the Company experience while disposing similar assets.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $109,818,000, net of a valuation allowance of $19,418,000, resulting in an additional provision for loan losses of $5,001,000 for the six month period ended June 30, 2009.  Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

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

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined).  As of June 30, 2009, the Company’s total risk-based capital ratio was 9.71%, which is considered adequately capitalized under the regulatory framework for prompt corrective action.  Although the Company has since sold approximately $163,370,000 in securities with a $6,023,000 gain which increased the Company’s total risk-based capital ratio to over 10% as of July 31, 2009, the Company is currently restricted from using broker deposits as a short-term funding source unless it obtains a waiver from the FDIC.  These restrictions on the Company’s ability to participate in this market could place limitations on its growth strategy or could result in the participation in other more expensive funding sources.  Although the Company has applied to the FDIC to obtain a waiver that would permit it to accept broker deposits, no assurance can be made that such waiver will be granted.  These restrictions could materially and adversely impact the Company’s ability to generate sufficient deposits to maintain an adequate liquidity position.

In addition, as a result of recent discussions with our bank regulatory authorities, it has come to the Company attention that Eurobank will likely become subject to a regulatory enforcement action, which could take the form of an order to cease and desist or similar administrative action, primarily due to the high level of non-performing assets and the resulting impact on its financial condition.  Any enforcement action proposed by our regulators would be designed to remediate certain deficiencies noted by our regulators and generally would require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised.  In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities.  The Company would expect that any administrative action would have performance metrics related to asset quality, regulatory capital levels, core funding sources, and profitability, among others, that the Company would be required to satisfy within a prescribed period of time to comply with the order.  Company failure or inability to comply with the enforcement action could subject the bank to additional regulatory actions and could result in the forced disposition of the bank.  Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.  Should the Company become subject to one or more administrative actions, the Company may be required to alter certain aspects of its operations, in some cases in a manner that management and the Board of Directors might otherwise deem to be opposed to the best interests of the stockholders.  For example, the Company may be required to raise capital on terms that may not be favorable to the existing stockholders, or may be required to reduce the reliance on funding sources, such as brokered deposits, that otherwise consider attractive.  Any restrictions placed on the Company operations by an administrative action may have an adverse effect on earnings and plan of operations.

(Continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2009 and December 31, 2008, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$184,286	9.71%	≥ $ 151,879	≥ 8.00%	N/A
Eurobank	184,377	9.71	≥ 151,868	≥ 8.00	≥ 189,835	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	160,443	8.45	≥ 75,939	≥ 4.00	N/A
Eurobank	160,535	8.46	≥ 75,934	≥ 4.00	≥ 113,901	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	160,443	5.66	≥ 113,455	≥ 4.00	N/A
Eurobank	160,535	5.66	≥ 113,421	≥ 4.00	≥141,776	≥ 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	≥ $ 162,752	≥ 8.00%	N/A
Eurobank	206,422	10.15	≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89	≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47	≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents our consolidated financial condition and results of operations for the quarter ended June 30, 2009 and 2008.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•
we rely heavily on short-term funding sources, such as brokered deposits, and our access to such funding sources is currently restricted as a result of our capital category falling below “well-capitalized” as of June 30, 2009 under the regulatory framework for prompt corrective action, unless we obtain a waiver from the FDIC.

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

Executive Overview

Introduction

We are a diversified bank holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and its wholly-owned insurance agency subsidiary, EuroSeguros, Inc.  As of June 30, 2009, we had, on a consolidated basis, total assets of $2.738 billion, net loans and leases of $1.665 billion, total investments of $698.8 million, total deposits of $2.079 billion, other borrowings of $492.7 million, and stockholders’ equity of $140.0 million.  We currently operate through a network of 25 branch offices located throughout Puerto Rico.  We focus our core banking franchise on commercial loans, investments, and business transaction accounts.

Key Performance Indicators at June 30, 2009

We believe the following were key indicators of our performance and results of operations through the second quarter of 2009:

•	our total assets decreased to $2.738 billion, or by 8.55% on an annualized basis, at the end of the second quarter of 2009, from $2.860 billion at the end of 2008;

•
total cash and cash equivalents increased to $222.1 million, or by 303.83% on an annualized basis, at the end of the second quarter of 2009, from $88.1 million at the end of 2008, resulting primarily from the sale of securities and prepayments of principal in our investment and loans portfolios;

•
our net loans and leases decreased to $1.665 billion at the end of the second quarter of 2009, representing an annualized decrease of 8.66%, from $1.741 billion at the end of 2008, including the sale of $19.6 million in lease financing contracts during the first quarter of 2009;

•
our investment securities decreased to $698.8 million, or 44.50% on an annualized basis, at the end of the second quarter of 2009, from $898.7 million at the end of 2008, including the sale of $195.9 million in securities during the six months ended June 30, 2009;

•	our total deposits decreased to $2.079 billion, or by 0.54% on an annualized basis, at the end of the second quarter of 2009, from $2.084 billion at the end of 2008;

•	our short-term borrowings decreased to $492.7 million, or by 33.70% on an annualized basis, at the end of the second quarter of 2009, from $592.5 million at the end of 2008;

•	our nonperforming assets increased to $208.8 million, or by 35.43% on an annualized basis, at the end of the second quarter of 2009, from $177.4 million at the end of 2008;

•	our total revenue decreased to $36.2 million in the second quarter of 2009, representing a decrease of 17.03%, from $43.6 million in the same period of 2008;

•
our net interest margin and spread on a fully taxable equivalent basis changed to 1.97% and 1.76% for the second quarter of 2009, respectively, from to 2.37% and 2.02%, respectively, for the same period in 2008;

•	our provision for loan and lease losses increased to $12.7 million in the second quarter of 2009, representing an increase of 27.24%, from $10.0 million in the same period of 2008;

•	our total noninterest income decreased to $2.8 million in the second quarter of 2009, representing a decrease of 13.19%, from $3.2 million in the same period of 2008;

•	our total noninterest expense increased to $16.1 million in the second quarter of 2009, representing an increase of 27.11%, from $12.6 million in the same period of 2008; and

•	for the second quarter of 2009, we recorded an income tax benefit of $2.6 million, compared to an income tax benefit of $2.9 million in the same period in 2008.

These items, as well as other factors, resulted in a net loss of $11.6 million for the second quarter of 2009, compared to a net loss of $1.8 million for the same period in 2008, or $(0.60) per common share for the second quarter of 2009, compared to $(0.10) per common share for the same period in 2008, assuming dilution.  Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any partial charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.  The allowance for loan and lease losses is an estimate to provide for probable losses that may have been incurred in our loan and lease portfolio.  The allowance for loan and lease losses amounted to $42.7 million, $41.6 million and $30.2 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Losses charged to the allowance amounted to $18.4 million for the six months ended June 30, 2009, compared to $17.1 million for the same period in 2008.  Recoveries were credited to the allowance in the amounts of $1.1 million and $1.3 million for the same periods, respectively.  For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates.  For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold.  The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value.  Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs.  As of June 30, 2009, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sales of lease financing contracts completed in March 2009 and March 2008:  prepayment rate of 16.65%; weighted average life of 3.15 years; and a discount rate of 9.67%.  This impairment analysis revealed that there was no impairment.  Servicing assets are included as part of other assets in the balance sheets.  Servicing assets’ book value amounted to $1.7 million, $1.2 million and $1.9 million as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

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

As of June 30, 2009, our OREO consisted of fifty-one properties with an aggregate value of $10.3 million, compared to thirty-six properties with an aggregate value of $8.8 million as of December 31, 2008, and twenty-nine properties with an aggregate value of $7.6 million as of June 30, 2008.  During the quarter and six months ended June 30, 2009, two OREO properties and three OREO properties were sold, respectively, resulting in a no loss for the quarter and a year-to-date total loss of $57,000, compared to three OREO properties and twenty-four OREO properties sold during the same periods in 2008, resulting in a total gain of $26,000 and $44,000, respectively.

Other repossessed assets amounted to $2.5 million, $4.7 million and $6.5 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed vehicles, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession.  Repossessed vehicles amounted to $1.8 million, $3.5 million and $4.7 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The total loss ratio on sale of repossessed vehicles for the quarter and six months ended June 30, 2009 was 4.3% and 6.3%, respectively, compared to 16.3% and 14.6% for the same periods in 2008.  These decreases resulted mainly from the combined effect of an increase in the volume of repossessed vehicles sold and a reduction in related repair expenses.  As of June 30, 2009, we had 155 repossessed vehicles in inventory, compared to 357 units as of June 30, 2008.

Total repossessed boats amounted to $589,000, $1.2 million and $1.8 million as of June 30, 2009 and December 31, 2008 and June 30, 2008, respectively.  For the quarter and six months ended June 30, 2009, the total loss on sale of repossessed boats was $323,000 and $412,000, respectively, compared to a loss of $105,000 and $169,000 for the same periods in 2008.  This increase was primarily attributable to our strategy of being more aggressive in the sale of repossessed boats to expedite their disposition and avoid build-up of inventory. During the six months ended June 30, 2009, we sold 11 boats and repossessed 3 boats, compared to 10 boats sold and 8 boats repossessed during the same period in 2008.  Our inventory of repossessed boats totaled 7 units as of June 30, 2009, compared to 16 units as of June 30, 2008.  As of June 30, 2009 and December 31, 2008, our boat financing portfolio amounted to $28.2 million and $30.3 million, respectively.

Repossessed equipment amounted to $35,000 and $6,000 as of June 30, 2009 and December 31, 2008, respectively.  There was no repossessed equipment as of June 30, 2008.  For the quarter and six months ended June 30, 2009, the total amount of repossessed equipment sold amounted to $108,000 and $149,000, respectively, resulting in a total gain of $15,000 and $16,000 for those same periods, compared to $197,000 in equipment sold during the six months ended June 30, 2008, resulting in a total gain of $17,000.  No repossessed equipment was sold during the second quarter of 2008.

For additional information relating to OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Deferred Tax Asset

The deferred tax asset reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation for futures taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  After considering a valuation allowance of $4.5 million, we believe it is more likely than not that the benefits of the carrying net amount of these deductible differences as of June 30, 2009 will be realized.  For additional information on income taxes, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Provision for Income Taxes.”

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

Results of Operations for the Quarter and Six months ended June 30, 2009

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

Net interest income decreased by 19.83%, or $2.9 million, and by 13.74%, or $4.1 million, to $11.8 million and $25.8 million in the quarter and six-month period ended June 30, 2009, from $14.7 million and $29.9 million for the same periods in 2008.  This decrease resulted from the net effect of a net increase in volumes and a net decrease in rates as shown on tables on page 37.

Total interest income amounted to $33.3 million for the second quarter of 2009, compared to $36.2 million for the previous quarter and $40.3 million for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, total interest income was $69.5 million, compared to $83.0 million for the same period in 2008.  These decreases in total interest income were mainly driven by the combined effect of decreased loan yields resulting primarily from interest rate cuts of 175 basis points during the fourth quarter of 2008 accompanied by decreased average net loans and investments and the effect caused by the increase in nonaccrual loans, as further explained below.

During the quarter and six months ended June 30, 2009, the average interest yield on a fully taxable equivalent basis earned on net loans was 5.47% and 5.59%, respectively, compared to 5.71% for the previous quarter and 6.45% and 6.83% for the same periods in 2008.  Average net loans amounted to $1.693 billion and $1.713 billion for the quarter and six months ended June 30, 2009, compared to $1.734 billion for the previous quarter, and $1.818 billion and $1.827 billion for the same periods in 2008.  Average interest yield on a fully taxable equivalent basis earned on investments remained relatively stable at 7.15%, 7.16% and 7.28% for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008, respectively, while it remained at 7.16% for the six-month periods ended June 30, 2009 and 2008.  Average investments amounted to $758.5 million and $810.5 million for the quarter and six months ended June 30, 2009, compared to $863.1 million for the previous quarter, and $826.9 million and $788.8 million for the same periods in 2008.

Nonaccrual loans amounted to $162.4 million, $130.4 million and $86.3 million as of June 30, 2009, March 31, 2009 and June 30, 2008, respectively.  If these loans had been accruing interest during the quarter and six months ended June 30, 2009, the additional interest income realized would have been approximately $2.4 million and $4.7 million, respectively, compared to $1.6 million and $3.4 million during the same periods in 2008.

For the quarter and six months ended June 30, 2009, our total interest expense amounted to $21.6 million and $43.7 million, respectively, compared to $22.2 million for the previous quarter, and $25.6 million and $53.0 million for the same periods in 2008.  These decreases resulted mainly from the net effect of a re-pricing in all deposit categories and other borrowings under a lower interest rate environment; and a net increase in average interest-bearing liabilities.  For the quarter and six months ended June 30, 2009, the average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities decreased to 3.70% and 3.79%, respectively, from 3.89% for the previous quarter, and 4.59% and 4.85% for the same periods in 2008.  During the quarter and six months ended June 30, 2009, average interest-bearing liabilities amounted to $2.558 billion and $2.538 billion, respectively, compared to $2.518 billion for the previous quarter, and $2.510 billion and $2.462 billion for the same periods in 2008.

For the second quarter of 2009, net interest margin and net interest spread on a fully taxable equivalent basis was 1.97% and 1.76%, respectively, compared to 2.37% and 2.14% for the previous quarter, and 2.37% and 2.02% for the quarter ended June 30, 2008.  Net interest margin and net interest spread on a fully taxable equivalent basis was 2.16% and 1.95% for the six-month period ended June 30, 2009, respectively, compared to 2.37% and 1.99% for the same period in 2008.

The decrease in net interest margin and net interest spread on a fully taxable equivalent basis during the second quarter of 2009 when compared to the previous quarter and the quarter ended June 30, 2008 was mainly caused by the reduction in the interest yield on average earning assets, as previously mentioned, which outpaced the reduction in the interest rate paid on average interest-bearing liabilities, and, on a linked-quarter basis, it was also impacted by the reduction resulting from the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,693,029	$23,026	5.47%	$1,818,209	$29,106	6.45%
Securities of U.S. government agencies(3)	542,221	6,615	6.54	543,254	6,652	6.81
Other investment securities(3)	210,698	3,440	8.75	273,167	4,046	8.24
Puerto Rico government obligations(3)	5,585	66	6.49	10,522	127	6.71
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	256,085	199	0.33	32,708	220	3.22
Interest-earning time deposits	400	2	2.68	37,064	192	2.07
Total interest-earning assets	$2,708,018	$33,348	5.46%	$2,714,924	$40,343	6.61%
Total noninterest-earning assets	124,633			118,338
TOTAL ASSETS	$2,832,651			$2,833,262

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,398	$100	2.19%	$20,469	$165	3.24%
NOW deposits	44,487	224	2.02	50,241	329	2.62
Savings deposits	104,515	478	1.83	124,545	699	2.25
Time certificates of deposit in denominations of $100,000 or more(4)	283,419	2,441	3.45	267,478	2,747	4.26
Other time deposits	1,613,979	13,901	3.61	1,477,873	16,668	4.86
Other borrowings	493,217	4,417	4.73	569,708	5,031	4.77
Total interest-bearing liabilities	$2,558,015	$21,561	3.70%	$2,510,314	$25,639	4.59%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	99,708			115,716
Other liabilities	26,066			31,842
Total noninterest-bearing liabilities	125,774			147,558
STOCKHOLDERS’ EQUITY	148,862			175,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,832,651			$2,833,262
Net interest income(5)		$11,787			$14,704
Net interest spread(6)			1.76%			2.02%
Net interest margin(7)			1.97%			2.37%
__________

(1)
Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended June 30, 2009 and 2008, respectively.  During the second quarter of 2009, the 39% tax rate used to calculate interest yield and expense on a fully taxable equivalent basis was reduced by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately ($265,000) and $64,000 for the quarters ended June 30, 2009 and 2008, respectively. Loans include nonaccrual loans, which balance as of June 30, 2009 and 2008 was $162.4 million and $86.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

(5)	Net interest income on a tax equivalent basis was $13.3 million and $16.1 million for the quarters ended June 30, 2009 and 2008, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,713,437	$47,626	5.59%	$1,827,194	$61,864	6.83%
Securities of U.S. government agencies(3)	585,862	14,441	6.61	535,664	13,138	6.82
Other investment securities(3)	219,038	7,070	8.65	244,666	6,977	7.93
Puerto Rico government obligations(3)	5,595	132	6.48	8,455	203	6.67
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	166,760	275	0.36	35,308	501	3.54
Interest-earning time deposits	400	4	2.68	24,449	298	2.44
Total interest-earning assets	$2,691,092	$69,548	5.74%	$2,673,936	$82,981	6.84%
Total noninterest-earning assets	123,282			113,980
TOTAL ASSETS	$2,814,374			$2,787,916

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,414	$209	2.28%	$19,147	$304	3.19%
NOW deposits	42,095	433	2.06	45,754	575	2.52
Savings deposits	104,569	998	1.91	127,253	1,426	2.24
Time certificates of deposit in denominations of $100,000 or more(4)	284,030	5,060	3.57	265,512	5,709	4.46
Other time deposits	1,568,082	27,986	3.76	1,439,449	34,367	5.16
Other borrowings	521,057	9,036	4.58	564,798	10,663	5.08
Total interest-bearing liabilities	$2,538,247	$43,722	3.79%	$2,461,913	$53,044	4.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	101,091			115,704
Other liabilities	25,955			30,999
Total noninterest-bearing liabilities	127,046			146,703
STOCKHOLDERS’ EQUITY	149,081			179,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,814,374			$2,787,916
Net interest income(5)		$25,826			$29,937
Net interest spread(6)			1.95%			1.99%
Net interest margin(7)			2.16%			2.37%

(1)
Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the six-month periods ended June 30, 2009 and 2008, respectively.  During the first six months of 2009, the 39% tax rate used to calculate interest yield and expense on a fully taxable equivalent basis was reduced by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately ($412,000) and $78,000 for the six months ended June 30, 2009 and 2008, respectively. Loans include nonaccrual loans, which balance as of June 30, 2009 and 2008 was $162.4 million and $86.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Certain adjustments were made to the comparable period resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

(5)	Net interest income on a tax equivalent basis was $29.1 million and $31.8 million for the six months ended June 30, 2009 and 2008, respectively.

(6)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(7)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2009 Over 2008 Increases/(Decreases) Due to Change in			Six Months Ended June 30, 2009 Over 2008 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$(2,004)	$(4,076)	$(6,080)	$(3,852)	$(10,386)	$(14,238)
Securities of U.S. government agencies	(13)	(24)	(37)	1,231	72	1,303
Other investment securities	(925)	319	(606)	(731)	824	93
Puerto Rico government obligations	(60)	(1)	(61)	(69)	(2)	(71)
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	1,502	(1,523)	(21)	1,992	(2,218)	(226)
Interest-earning time deposits	(190)	-	(190)	(293)	(1)	(294)

Total interest-earning assets	$(1,690)	$(5,305)	$(6,995)	$(1,722)	$(11,711)	$(13,433)

INTEREST PAID ON:
Money market deposits	$(17)	$(48)	$(65)	(12)	$(83)	(95)
NOW deposits	(38)	(67)	(105)	(46)	(96)	(142)
Savings deposits	(112)	(109)	(221)	(254)	(174)	(428)
Time certificates of deposit in denominations of $100,000 or more(2)	164	(470)	(306)	398	(1,047)	(649)
Other time deposits	1,535	(4,302)	(2,767)	3,071	(9,452)	(6,381)
Other borrowings	(675)	61	(614)	(826)	(801)	(1,627)

Total interest-bearing liabilities	$857	$(4,935)	$(4,078)	$2,331	$(11,653)	$(9,322)

Net interest income	$(2,547)	$(370)	$(2,917)	$(4,053)	$(58)	$(4,111)

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately ($265,000) and ($412,000) for the quarter and six months ended June 30, 2009, respectively, compared to $64,000 and $78,000 for the same periods in 2008.  Loans include nonaccrual loans, which balance as of June 30, 2009 and 2008 was $162.4 million and $86.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(2)	Certain adjustments were made to the comparable periods resulting from the reclassification of broker master certificate agreements to the caption of “other time deposits.”

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter and six months ended June 30, 2009 was $12.7 million and $18.4 million, respectively, or 136.28% and 106.30% of net charge-offs, compared to $10.0 million and $17.8 million, or 159.56% and 112.78% of net charge-offs, for the same periods in 2008.  These increases were mainly concentrated in the commercial and industrial loans portfolio, primarily in those unsecured or with loan to values in excess of 80%.  General reserves were increased to anticipate possible future losses as a result of the continued distress of the economic environment, increased nonperforming loans, level of delinquencies, and credit losses.

The evaluation of the provision for loan losses also takes into consideration nonperforming loan levels. Nonperforming loans amounted to $196.1 million as of June 30, 2009, compared to $126.9 million as of June 30, 2008.  This increase was mainly concentrated in construction loans, which were analysed under SFAS No. 114 and corresponding specific allowances established.

For more detail on impairments and charge-offs, please refer to the sections of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets” and “Allowance for Loan and Lease Losses.”

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(1,792)	(63.5)%	$-	-%
Portion of loss recognized in other comprehensive income	(884)	(31.3)	-	-
Net impairment losses recognized in earnings	(2,676)	(94.9)	-	-
Gain on sale of securities	3,527	125.0	-	-
Service charges and other fees	2,059	73.0	3,218	99.0
Gain on sale of loans and leases, net	19	0.7	117	3.6
Loss on sale of repossessed assets and on disposition of other assets, net	(108)	(3.8)	(86)	(2.6)

Total noninterest income	$2,821	100.0%	$3,249	100.0%

	Six Months Ended June 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(17,283)	(197.4)%	$-	-%
Portion of loss recognized in other comprehensive income	13,799	157.6	-	-
Net impairment losses recognized in earnings	(3,484)	(39.8)	-	-
Gain on sale of securities	7,563	86.4	-	-
Service charges and other fees	4,184	47.8	5,642	82.0
Gain on sale of loans and leases, net	815	9.3	1,352	19.7
Loss on sale of repossessed assets and on disposition of other assets, net	(322)	(3.7)	(119)	(1.7)

Total noninterest income	$8,756	100.0%	$6,875	100.0%

Our total noninterest income for the quarter and six months ended June 30, 2009 was $2.8 million and $8.8 million, respectively, compared to $3.2 million and $6.9 million for the same periods in 2008.  For the quarter and six months ended June 30, 2009, annualized noninterest income represented approximately 0.40% and 0.62% of average assets, respectively, compared to 0.46% and 0.49% for the same periods in 2008.

During the quarter and six months ended June 30, 2009, we recognized a $3.5 million and $7.6 million gain on the sale of $88.6 million and $195.9 million in investment securities, respectively.  No securities were sold during the first semester of 2008.  In addition, during the quarter and six months ended June 30, 2009, there were a $2.7 million and $3.5 million in other-than-temporary impairment (“OTTI”) adjustments in the investment portfolio, respectively.  Of these OTTI adjustments, $400,000 and $2.6 million were related to a single non-rated Trust Preferred Stock (“TPS”), respectively.  As of June 30, 2009, we did not have any other TPS in our investment portfolio.  For more information on the sale of investments and the OTTI adjustments please refer to the section of this discussion and analysis captioned “Financial Condition – Investment Securities.”

Service charges and other fees amounted to $2.1 million and $4.2 million for the quarter and six months ended June 30, 2009, respectively, compared to $3.2 million and $5.6 million for the same periods in 2008.  These decreases were mainly due to a $259,000 and $556,000 net reduction in non-sufficient and overdraft charges, respectively, primarily resulting from a decrease in the average balance of overdrawn accounts, and a $638,000 and $669,000 reduction in miscellaneous income, respectively, mainly related to the one-time $596,000 in income from the partial redemption of Visa, Inc. shares of stock recorded during the second quarter of 2008.

Gain on sale of loans and leases amounted to $19,000 and $815,000 for the quarter and six months ended June 30, 2009, respectively, compared to $117,000 and $1.4 million for the same periods in 2008.  This source of noninterest income was derived from the sale of lease financing contracts and residential mortgage loans.  In March 2009 and March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $19.6 million and $37.7 million, respectively.  No lease financing contracts were sold during the second quarters of 2009 and 2008.  We retained servicing responsibilities of the lease financing contracts sold.  We surrendered control of the lease financing receivables, as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and accounted for this transaction as sale, recognizing a net gain of approximately $757,000 in March 2009 and $1.2 million in March 2008, net of limited recourse allowances of $314,000 and $471,000, respectively, of which $194,000 and $291,000 remained and had been included in the other liabilities section of our balance sheet as of June 30, 2009.

During the quarter and six months ended June 30, 2009, we sold $1.1 million and $2.5 million in residential mortgage loans to other financial institutions, compared to $9.0 million and $12.5 million for the same periods in 2008.  We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $19,000 and $58,000 during 2009, and $109,000 and $168,000 during 2008, respectively.

Net loss on sale of repossessed assets amounted to $108,000 and $322,000 for the quarter and six months ended June 30, 2009, respectively, compared to a net loss of $86,000 and $119,000 during the same periods in 2008. These changes were concentrated in an increase of $128,000 and $155,000 in the loss on sale of repossessed boats, primarily attributable to our strategy of being more aggressive in the sale of repossessed boats to expedite their disposition and avoid build-up of inventory.  Repossessed assets activity during the six months ended June 30, 2009 when compared to the same period in 2008 was as follows:

(i)
During the six months ended June 30, 2009, we sold a total of 11 boats and repossessed 3 boats, compared to 10 boats sold and 8 boats repossessed during the same period in 2008.  As of June 30, 2009, the amount of repossessed boats in inventory amounted to $589,000, compared to $1.8 million as of June 30, 2008.

(ii)
During the same periods, we sold 3 OREO properties and foreclosed 18 OREO properties, compared to 24 OREO properties sold and 8 foreclosed OREO properties, respectively.  As of June 30, 2009, the amount of OREO properties in inventory amounted to $10.3 million, compared to $7.6 million as of June 30, 2008.

(iii)
During the same periods, we sold 668 vehicles and repossessed 526 vehicles, compared to 673 vehicles sold and 708 vehicles repossessed, respectively.  As of June 30, 2009, the amount of repossessed vehicles in inventory amounted to $1.8 million, compared to $4.7 million as of June 30, 2008.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$4,686	26.2%	$5,318	42.2%
Occupancy and equipment	2,490	15.5	2,758	21.8
Professional services, including directors’ fees	1,705	10.6	1,243	9.8
Office supplies	315	2.0	314	2.5
Other real estate owned and other repossessed assets expenses	672	4.2	600	4.7
Promotion and advertising	136	0.8	214	1.7
Lease expenses	96	0.6	124	1.0
Insurance	4,374	27.2	636	5.0
Municipal and other taxes	522	3.3	493	3.9
Commissions and service fees credit and debit cards	635	4.0	453	3.6
Other noninterest expense	425	2.6	479	3.8
Total noninterest expense	$16,056	100.0%	$12,632	100.0%

	Six Months Ended June 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$9,488	33.3%	$10,897	42.1%
Occupancy and equipment	5,039	17.7	5,701	22.0
Professional services, including directors’ fees	3,261	11.4	2,484	9.6
Office supplies	619	2.2	646	2.5
Other real estate owned and other repossessed assets expenses	1,122	3.9	1,089	4.2
Promotion and advertising	254	0.9	581	2.2
Lease expenses	205	0.7	270	1.0
Insurance	5,548	19.4	1,283	5.0
Municipal and other taxes	1,044	3.7	986	3.8
Commissions and service fees credit and debit cards	1,204	4.2	871	3.4
Other noninterest expense	752	2.6	1,090	4.2
Total noninterest expense	$28,536	100.0%	$25,898	100.0%

Total noninterest expense amounted to $16.1 million and $28.5 million for the quarter and six months ended June 30, 2009, respectively, compared to $12.6 million and $25.9 million for the same periods in 2008.  These changes represent an increase of 27.11% and 10.19% in noninterest expense over the same periods in 2008, respectively.  These changes can be attributed mainly to an increase in FDIC insurance expenses and professional fees, net of a decrease in salaries, as explained further below.  Noninterest expenses as a percentage of average assets increased to 2.27% and 2.03% for the quarter and six months ended June 30, 2009, respectively, from 1.78% and 1.86% for the same periods in 2008.  Our efficiency ratio was 99.63% and 75.43% for the quarter and six months ended June 30, 2009, respectively, compared to 65.41% and 67.02% for the same periods in 2008.  The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

The overall volume of our noninterest expense may increase as we grow.  However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits decreased to $4.7 million and $9.5 million for the quarter and six months ended June 30, 2009, respectively, compared to $5.3 million and $10.9 million for the same periods in 2008.  These decreases resulted from a $1.3 million and $2.5 million decrease in salaries and employee benefits, respectively, primarily related to a reduction in personnel, a reduction strategy in an effort to control expenses, and decreased bonus expenses, partially off-set by a $618,000 and $1.1 million decrease in deferred loan origination costs, respectively, because of a reduction in loan originations.  As of June 30, 2009, we had 439 full-time equivalent employees, compared with 491 full-time equivalent employees as of June 30, 2008.  Our volume of assets per employee increased to $6.2 million as of June 30, 2009, compared to $5.8 million for the same period in 2008.

Occupancy and equipment expenses decreased to $2.5 million and $5.0 million for the quarter and the six months ended June 30, 2009, respectively, from $2.8 million and $5.7 million for the same periods in 2008, representing a decrease of 9.72% and 11.61% over the comparable periods, respectively.  These decreases were mainly attributable to a $206,000 and $396,000 decrease in repairs, maintenance, utilities and security expenses, respectively, and a $46,000 and $86,000 decrease in mileage and car expenses, respectively, mainly attributable to operational efficiencies and a cost reduction strategy, as previously mentioned.

Professional and directors’ fees totaled $1.7 million and $3.3 million, or 10.6% and 11.4% of total noninterest expenses, for the quarter and six months ended June 30, 2009, respectively, compared to $1.2 million and $2.5 million, or 9.8% and 9.6% of total noninterest expenses, for the same periods in 2008.  These increases were mainly due to the combined effect of: a $495,000 and $714,000 increase in professional fees, respectively, primarily related to a BSA regulatory compliance consulting services and other management consulting services; and a $122,000 and $267,000 increase in legal fees, respectively, mainly related to legal collection proceedings.

Promotion and advertising decreased to $136,000 and $254,000 for the quarter and six months ended June 30, 2009, respectively, from $214,000 and $581,000 for the same periods in 2008.  These decreases were mainly attributable to a cost reduction strategy, as previously mentioned.

Insurance expenses were $4.4 million and $5.5 million, or 27.2% and 19.4% of total noninterest expenses, for the quarter and six months ended June 30, 2009, respectively, compared to $636,000 and $1.3 million, or 5.0% of total noninterest expense, for the same periods in 2008.  These increases were mainly concentrated in a $1.9 million new FDIC’s quarterly assessment, and a $1.3 million one-time FDIC’s special assessment recorded during the second quarter of 2009.  On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  For more information on FDIC’s restoration plan please refer to the business section captioned “FDIC Deposit Insurance Assessments” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009.

Commissions and service fees on credit and debit cards increased to $635,000 and $1.2 million for the quarter and six months ended June 30, 2009, respectively, compared to $453,000 and $871,000 million for the same periods in 2008.  These increases were in part related to an increase in the volume of credit card transactions.

Other noninterest expenses were $425,000 and $752,000, or 2.6% of total noninterest expenses, for the quarter and six months ended June 30, 2009, respectively, compared to $479,000 and $1.1 million, or 3.8% and 4.2% of total noninterest expenses, for the same periods in 2008.  These decreases were mainly attributable to the combined effect of a reduction in loan processing and other miscellaneous expenses.

Provision for Income Taxes

Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, the income tax expense reflected in our consolidated income statement is the sum of our income tax expense and the income tax expenses of our individual subsidiaries.  Our revenues are generally not subject to U.S. federal income tax; with the exception of interest income from interest earning deposits in the United States that are not considered portfolio interest.

On March 9, 2009, the governor of Puerto Rico signed into law Act No. 7 (the “Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Puerto Rico’s Internal Revenue Code (the “Code”).  Act No. 7 amended various income, property, excise, and sales and use tax provision of the Code.  Under the provisions of Act No. 7, corporations, among other taxpayers, with adjusted gross income of $100,000 or more, will be subject to surtax of 5% on the total tax determined (not on the taxable income).  In addition, Act No. 7 imposes a special income tax of 5% on the net income of International Banking Entities ("IBE"), among a group of exempt taxpayers.  Both, the 5% surtax and the special income tax rate of 5% are applicable for taxable years commencing after December 31, 2008 and prior January 1, 2012.  Act No. 7 also revamps the alternative basic tax provisions of the Code.  Under the revised version, our dividends, generally subject to a maximum 10% preferential rate tax, may now be subject to an effectively tax of 20% in the case of individuals with income (computed with certain addition of exempt income and income subject to preferential rates) in excess of $175,000, or 15% if such income is over $125,000.  Act No. 7 provides for several additional changes to the Code, which the Company believes will have an inconsequential financial impact or are not applicable since are related to individuals taxpayers.

For the quarter and six months ended June 30, 2009, we recorded an income tax benefit of $2.6 million and $3.8 million, respectively, compared to an income tax benefit of $2.9 million and $4.1 million for the same periods in 2008.  Our income tax benefit for the quarter and six months ended June 30, 2009 resulted mainly from the net effect of: (i) a deferred tax benefit of $2.4 million and $4.2 million for those same periods, respectively;  (ii) a current tax expense of $506,000 and $1.1 million, respectively; and (iii) a $657,000 year-to-date effective tax rate adjustment recorded during the quarter in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” which requires that an estimated annual effective tax rate be used to determine the interim period income tax provision or benefit.

Our current income tax expense for the quarter and six months ended June 30, 2009 increased to $506,000 and $1.1 million, respectively, from $1,000 and $10,000 for the same periods in 2008, respectively. Increases in our current income tax expense during the quarter and six months ended June 30, 2009 were mainly due to the new special tax of 5% on IBE net income which amounted to approximately $461,000 and $1.0 million, respectively. Other current income tax expense is related to nonbanking subsidiaries or federal income tax related to interest income on interest earning deposits in the United States.  There is not current tax expense related the bank subsidiary operations in Puerto Rico during the quarters and six months periods ended June 30, 2009 and 2008, since the results of operations reported on this activity included a taxable loss net of exempt income.

Our deferred tax benefit for the quarter ended June 30, 2009 decreased to $2.4 million, from $2.7 million for the second quarter of 2008.  Deferred tax benefit for the six months period ended June 30, 2009 increased to $4.2 million, from $4.0 million for the same period in 2008.  These changes in our deferred tax benefit were mainly due to the net effect of: (i) a $8.2  million year-to-date increase in the net deferred tax asset related to the net operating loss (“NOL”) carryforward from the taxable loss in our banking subsidiary; (ii) a year-to-date increase of $653,000 in the other net deferred tax assets primarily from a increase in our allowance for loan and lease losses net of an increase in the deferred tax liability related to servicing asset from leases sold; and (iii) a $4.5 million valuation allowance recorded during the second quarter of 2009 to account for the net deferred tax assets’ portion for which it was more likely than not that a tax benefit would not be realized in accordance with FAS 109, “Accounting for Income Taxes.”

As of June 30, 2009, we had net deferred tax assets of $29.3 million, compared to $23.8 million as of December 31, 2008.  This increase in our net deferred tax assets was mainly attributable to the net effect of: (i) an increase in the NOL carryforward of our banking subsidiary; (ii) an increase in our allowance for loan and lease losses; (iii) a decrease in other net deferred tax assets, primarily from an increase in the deferred tax liability related to servicing assets on leases sold; (iv) an increase in deferred tax assets related to the net unrealized loss recognized in other comprehensive income; and (v) a valuation allowance on the net deferred tax assets’ portion for which it was more likely than not that a tax benefit would not be realized, as previously mentioned.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets; projected future taxable income; our compliance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”; and tax planning strategies in making this assessment.  We believe it is more likely than not that the benefits of the carrying net amount of these deductible differences as of June 30, 2009 will be realized.

For additional information on our deferred tax asset, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein.

Financial Condition

Total assets as of June 30, 2009 amounted to $2.738 billion, compared to $2.860 billion as of December 31, 2008.  The $122.3 million decrease in our total assets during the first six months of 2009 was primarily due to the net effect of: (i) a net increase of $133.9 million in cash and cash equivalents, mainly resulting from the sale of securities and prepayments of principal in our investment and loans portfolios; (ii) a $200.0 million decrease in the investment securities portfolio, including the $195.9 sale of securities, as previously mentioned; (iii) a decrease of $75.4 million in net loans, including the $19.6 million sale of lease financing contracts in March 2009, as previously mentioned, and (iii) a $21.4 million increase in other assets, mainly due to a $16.5 million increase in other receivables in connection to the proceeds on some of the securities sold.

Our total deposits decreased by $5.6 million, or by 0.54% on an annualized basis, to $2.079 billion as of June 30, 2009, from $2.084 billion as of December 31, 2008.  The decrease in deposits during the first six months of 2009 was mainly due to the net effect of a decrease in brokered deposits and an increase in jumbo and regular time deposits, as further explained in the section of this discussion and analysis captioned “Deposits.”  Other borrowings decreased to $492.7 million as of June 30, 2009, from $592.5 million as of December 31, 2008.  This decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of funds, as discussed further below.

As of June 30, 2009, our stockholders’ equity decreased to $140.0 million, representing an annualized decrease of 21.19%, from $156.6 million as of December 31, 2008, as further explained in the section of this discussion and analysis captioned “Capital Resources and Capital Adequacy Requirements.”

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of June 30, 2009, we had $400,000 in interest-bearing deposits in other financial institutions and federal funds sold, compared to $44.9 million as of December 31, 2008.  Also, as of those same periods, we had $24.2 million and $24.5 million in purchased securities under agreements to resell, respectively.  On a fully taxable equivalent basis, the yield on interest-bearing deposits, federal funds sold, and the purchased securities under agreements to resell was 0.33% and 3.08% for the six months ended June 30, 2009 and 2008, respectively.  This decrease was primarily attributable to decreased yields mainly resulting from interest rate cuts by the Federal Reserve Bank, as previously mentioned.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and a portion of securities we intend to hold until maturity, or “held-to-maturity securities.”  The carrying values of our available-for-sale securities are adjusted for other-than-temporary impairment recognized in operations, which create a new carrying value, and unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).  The carrying values of our held-to-maturity securities are adjusted for other-than-temporary impairment recognized in operations, which create a new carrying value.  Held-to-maturity securities are presented at amortized cost.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available–for–Sale		Held–to–Maturity		Other Investments		Total

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2009:
U.S. government agencies obligations	$66,864	$67,291	$2,197	$2,215	$—	$—	$69,061	$69,506
Collateralized mortgage obligations	330,623	305,953	86,335	86,526	—	—	416,958	392,479
Mortgage-backed securities	195,809	198,647	21,670	22,412	—	—	217,479	221,059
Commonwealth of Puerto Rico obligations	5,491	5,538	—	—	—	—	5,491	5,538
US Corporate Notes	30	30	—	—	—	—	30	30
Other investments	—	—	—	—	11,132	11,132	11,132	11,132
Total	$598,817	$577,459	$110,202	$111,153	$11,132	$11,132	$720,151	$699,744
December 31, 2008:
U.S. government agencies obligations	$27,524	$27,771	$2,457	$2,462	$—	$—	$29,981	$30,233
Collateralized mortgage obligations	442,509	423,727	105,307	104,796	—	—	547,816	528,524
Mortgage-backed securities	279,855	288,012	25,034	25,632	—	—	304,889	313,645
Commonwealth of Puerto Rico obligations	5,546	5,564	—	—	—	—	5,546	5,564
US Corporate Notes	7,975	5,941	—	—	—	—	7,975	5,941
Other investments	—	—	—	—	14,932	14,932	14,932	14,932
Total	$763,409	$751,017	$132,798	$132,891	$14,932	$14,932	$911,140	$898,839

During the first six months of 2009, the investment portfolio decreased by approximately $200.0 million to $698.8 million from $898.7 million as of December 31, 2008.  This decrease was primarily due to the net effect of:

(i)
the sale of $195.9 million in FHLMCs, FNMAs, and GNMA mortgage-backed securities, which were replaced with the purchase of $109.0 million in GNMA mortgage-backed securities, $50.0 million in FFCB obligations; and $5.2 million in a private label mortgage-backed security;

(ii)	prepayments of approximately $133.0 million on mortgage-backed securities and FHLB obligations;

(iii)	$5.9 million in FHLB obligations, $12.2 million in private label mortgage-backed securities and $5.0 million in a corporate note that were called-back or matured during the period;

(iv)	the decrease of $9.0 million in the market valuation of securities available for sale;

(v)	the increase of $4.2 million in the premium of purchases of securities and the net amortization of discount/premiums;

(vi)	the reduction of $3.8 million in FHLB stocks; and

(vii)	a $3.5 million other than temporary impairment adjustment in the investment portfolio, as previously mentioned.

During the six months ended June 30, 2009, we restructured our investment portfolio by selling approximately $150.3 million in FNMA MBS and $36.9 million in FHLMC MBS with an aggregate estimated average life of 3.44 years and an aggregate estimated average yield of approximately 5.25%; and $8.8 million in GNMA MBS with an average estimated average life of 4.07 years and an estimated average yield of 5.55%.  These sales of securities resulted in a $3.5 million and $7.6 million gain for the quarter and six months ended June 30, 2009, respectively.  The proceeds of these sales were used to purchase approximately $109.0 million in GNMA MBS with an estimated average life of 2.88 years and an average estimated yield of approximately 4.32%; $50.0 million in Federal Farm Credit Bond with an estimated average life of approximately 2.76 years and an estimated average yield of 1.95%; and $5.2 million in a private label mortgage-backed security with an estimated average life of approximately 1.83 years and an estimated average yield of 9.64%.  This private label is a mortgage-backed security with a “Credit Enhancement Plus” structure, which purpose it to mitigate some of the regulatory risk associated with possible rating downgrades.  These transactions did not only increase our capital through the gain, but also served to stabilize our regulatory risk-based capital levels as the GNMA MBS acquired have a 0% risk-based capital weight when compared to 20% on the MBS sold.

For the first six month ended June 30, 2009, after the above-mentioned transactions, the estimated average maturity of our investment portfolio was approximately 3.43 years and the estimated average yield was approximately 4.94%, compared to an estimated average maturity of 5.7 years and an average yield of 5.2% for the year ended December 31, 2008.

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

These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt the FSP No. 115-2 and FSP No. 157-4 for the quarter ended March 31, 2009.  Adoption of FSP No. 115-2 resulted in $2.7 million and $3.5 million in OTTI recognized in earnings for the quarter and six months ended June 30, 2009, respectively, as discussed further below.  Adoption of FSP No. 157-4 did not have a financial impact, other than additional disclosures.

With the assistance of a third party provider, we reviewed the investment portfolio as of June 30, 2009 using cash flow and valuation models and considering the provisions of FSP 115-2, for applicable securities.  During the review, we identified securities with characteristics that warranted a more detailed analysis, as follows:

(iii)
One security for $3.0 million of original par value and a current market value of $30,000 is a non-rated Trust Preferred Stock (“TPS”).  Considering the issuer’s current financial position as of June 30, 2009, we estimated a $2.6 million OTTI on this security due to the deterioration of the credit quality. At March 31, 2009, we had already recognized a $400,000 OTTI on this security due to the apparent deterioration of its credit quality.

(iv)
Fifthteen private label MBS amounting to $54.2 million that have mixed credit ratings or other special characteristics.  For each one of the private label MBS, we reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends, forward projected cash flows and the present value of the forward projected cash flows.  Some of the analysis performed to the downgraded mortgage-backed securities included:

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

Based on this assessment, as of June 30, 2009, we estimated a $106,000 OTTI due to the apparent deterioration of the credit quality over private label MBS.  At March 31, 2009, we had already recognized a $408,000 OTTI on private label MBS due to the apparent deterioration of their credit quality.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Six Months ended June 30, 2009
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available–for–sale:(1)(2)
U.S. government agencies obligations	$11,075	4.12%	$56,216	2.29%	$—	—%	$—	—%	$67,291	2.59%

Mortgage backed securities(3)	42	6.24	129,512	4.43	27,627	5.46	41,466	4.75	198,647	4.64
Collateral mortgage obligations(3)	58,084	4.85	228,247	5.51	18,083	6.56	1,539	9.13	305,953	5.50
Commonwealth of Puerto Rico obligations	204	5.82	5,334	4.75	—	—	—	—	5,538	4.79
Us Corporate Notes	30	0.00	—	—	—	—	—	—	30	0.00
Total investments available-for-sale	$69,435	4.74%	$419,309	4.73%	$45,710	5.89%	$43,005	4.91%	$577,459	4.90%

Investments held–to–maturity:(2)
U.S. government agencies obligations	$2,197	3.95%	$—	—%	$—	—%	$—	—%	$2,197	3.95%

Mortgage backed securities(3)	—	—	21,670	4.66	—	—	—	—	21,670	4.66
Collateral mortgage obligations(3)	3,157	4.13	83,178	5.40	—	—	—	—	86,335	5.35
Total investments held-to-maturity	$5,354	4.06%	$104,848	5.25%	$—	—%	$—	—%	$110,202	5.19%

Other Investments:
FHLB stock	$10,522	5.60%	$—	—%	$—	—%	$—	—%	$10,522	5.60%

Investment in statutory trust	—	—	—	—	—	—	610	3.85	610	3.85
Total other investments	$10,522	5.60%	$—	—%	$—	—%	$610	3.85%	$11,132	5.50%
Total investments	$85,311	4.80%	$524,157	4.84%	$45,710	5.89%	$43,615	4.89%	$698,793	4.95%

(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is subject to a lower tax rate because 92.27% of these securities are held in our international banking entities. The yields shown in the above table are not calculated on a fully taxable equivalent basis.  For more information on the tax rate applicable to our international banking entities, please refer to the section of this discussion and analysis captioned “Provision for Income Taxes.”

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above.  As of June 30, 2009, our investment in other earning assets included $10.5 million in FHLB stock and $610,000 equity in our statutory trust.  The following table presents the balances of other earning assets as of the dates indicated:

	As of June 30,	As of December 31,
Type	2009	2008
	(In thousands)
Statutory trust	$610	$610
FHLB stock	10,522	14,322
Total	$11,132	$14,932

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $1.0 million and $1.9 million as of June 30, 2009 and December 31, 2008, respectively:

	As of June 30,	As of December 31,
	2009	2008
	(In thousands)
Real estate secured	$989,725	$979,496
Leases	215,743	267,325
Other commercial and industrial	221,625	263,332
Consumer	45,510	49,415
Real estate – construction	234,337	220,579
Other loans(1)	1,522	2,146
Gross loans and leases	$1,708,462	$1,782,293
Plus: Deferred loan costs, net	(26)	455
Total loans, including deferred loan costs, net	$1,708,436	$1,782,748
Less: Unearned income	(544)	(569)
Total loans, net of unearned income	$1,707,892	$1,782,179
Less: Allowance for loan and lease losses	(42,729)	(41,639)
Loans, net	$1,665,163	$1,740,540

(1) Other loans are comprised of overdrawn deposit accounts.

Our total loans and leases, net of unearned income, amounted to $1.708 billion and $1.782 billion as of June 30, 2009 and December 31, 2008, respectively.  The $74.3 million decrease in our loan and lease portfolio during the first six months of 2009 included the $51.6 million decrease in our leasing portfolio, including the sale of $19.6 million in lease financing contracts during March 2009, as previously mentioned.  Total loans and leases, net of unearned income, as a percentage of total assets remained at 62.4% as of June 30, 2009 when compared to December 31, 2008.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial lines of credit and/or commercial real estate loans that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes.  The properties may be either owner-occupied or for investment purposes.  Our loan policy adheres to the real estate loan guidelines promulgated by the FDIC in 1993.  The policy provides guidelines including, among other things, review of appraised value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt.  On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%.  In some instances, additional forms of collateral or guaranties are obtained.  As of June 30, 2009 and December 31, 2008, loans secured by real estate, excluding real estate secured construction loans, amounted to $989.7 million and $979.5 million, respectively. Loans secured by real estate included residential mortgages amounting to $130.1 million as of June 30, 2009, which remained relatively stable when compared to $125.6 million as of December 31, 2008.  The volume of our real estate loans, excluding real estate construction loans, has slightly increased as a result of our organic growth.  Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 57.93% as of June 30, 2009, from 54.96% as of December 31, 2008.

Our leasing portfolio consists of automobile and equipment leases made to individuals and corporate customers.  The leasing production is concentrated on automobile leasing.  For the six months ended June 30, 2009, approximately 53.01% of lease financing contracts originations were for new automobiles, approximately 43.10% were for used automobiles, and the remaining 3.89% consisted primarily of construction and medical equipment leases.  As of June 30, 2009, lease financing contracts decreased to $215.7 million, from $267.3 million as of December 31, 2008.  This decrease resulted mainly from: repayments, which, because of our decision to strategically pare back our automobile leasing operations upon the continuous economic distress, has generally exceeded originations; and the sale of $19.6 million in lease financing contracts in March 2009, as previously mentioned.  From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well.  As of June 30, 2009 and December 31, 2008, lease financing contracts as a percentage of total loans and leases were 12.63% and 15.00%, respectively.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.  The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the six-month period ended June 30, 2009, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers in an attempt to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory.  As of June 30, 2009, other commercial and industrial loans decreased to $221.6 million, from $263.3 million as of December 31, 2008.  During the second quarter of 2009, we continued focused on enhancing our credit risk assessment and collection processes by working closely with our customers to maintain our customers’ base at terms favorable to the Bank, while protecting and preserving shareholders’ interests. Other commercial and industrial loans as a percentage of total loans and leases were 12.97% and 14.77% as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, construction loans secured by real estate totaled $234.3 million and $220.6 million, respectively.  Construction loans secured by real estate as a percentage of total loans and leases were 13.72% and 12.38% for the same periods, respectively.  During the six-month period ended June 30, 2009, the increase in construction loans secured by real estate resulted from disbursements on projects mostly committed before year 2008.  These projects are primarily related to loans for the construction of residential multi-family projects that, although private, are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property.

Consumer loans have historically represented a small part of our total loan and lease portfolio.  The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit.  We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers.  As a result, repayment on this portfolio has generally exceeded or equaled origination.  As of June 30, 2009 and December 31, 2008, consumer loans as a percentage of total loans and leases were 2.66% and 2.77%, respectively.  Consumer loans as of those same periods included a boat portfolio of $28.2 million and $30.3 million, respectively; $8.7 million and $10.0 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $8.6 million and $9.1 million, respectively.

Our loan terms vary according to loan type.  Commercial term loans generally have maturities of three to five years, while we generally limit commercial loans secured by real estate to five to eight years.  Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.  Leases are offered for terms up to 72 months.

The following table shows our maturity distribution of loans and leases as of June 30, 2009, including loans held for sale of $1.0 million and excluding non-accrual loans amounting to $162.4 million as of the same date.  As of June 30, 2009, 68.01% of our non-consumer loan portfolio is comprised of floating rate loans, which are primarily comprised of both commercial and industrial loans and commercial real estate loans.  Residential mortgage loans are included in the real estate - secured category in the following table.

	As of June 30, 2009

		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate(2)	Fixed Rate	Floating or Adjustable Rate(2)	Total
	(In thousands)

Real estate — construction	$175,002	$11,703	$57,081	$-	$16,370	$260,156
Real estate — secured	238,972	212,437	216,132	133,112	19,323	819,976

Other commercial and industrial	139,495	32,279	30,691	89	7,301	209,855
Consumer	9,799	8,882	1,161	24,440	-	44,282
Leases	25,043	173,421	-	12,246	-	210,710
Other loans	1,487	-	-	-	-	1,487
Total	$589,798	$438,722	$305,065	$169,887	$42,994	$1,546,466

(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $183.9 million as of June 30, 2009.

(2)	Most of our floating or adjustable rate loans are pegged to Prime or LIBOR interest rates.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of June 30,	As of December 31,
	2009	2008
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$33,660	$22,590
Nonaccrual loans	162,446	141,304
Total nonperforming loans	196,106	163,894
Other real estate owned	10,266	8,759
Other repossessed assets	2,456	4,747
Total nonperforming assets	$208,828	$177,400
Nonperforming loans to total loans and leases	11.48%	9.19%
Nonperforming assets to total loans and leases plus repossessed assets	12.13	9.87
Nonperforming assets to total assets	7.63	6.20

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

Loans are generally placed on nonaccrual status when they become 90 days past due, unless we believe the loan is adequately collateralized and we are in the process of collection.  For loans placed in nonaccrual status, the non-recognition of interest income on an accrual basis does not constitute forgiveness of the interest, and collection efforts are continuously pursued.  Loans may be renegotiated by management when a borrower has experienced some change in financial status, resulting in an inability to meet the original repayment terms, and when we believe the borrower will eventually overcome financial difficulties and repay the loan in full.

All interest accrued but not collected for loans and leases that are placed on nonaccrual status or charged-off is reversed against interest income.  The interest on these loans is accounted for on a cost recovery method, until qualifying for return to accrual status.

Non-performing Loans and Leases

Non-performing loans and leases amounted to $196.1 million as of June 30, 2009, compared to $163.9 million as of December 31, 2008.  The increase in nonperforming loans and leases during the first six months of 2009 when compared to previous fiscal year was mainly due to the combined effect of a $21.1 million increase in loans placed in nonaccrual status, mainly related to one construction business relationship amounting to $19.3 million; and a $11.1 million increase in loans over 90 days still accruing, mainly related to commercial loans secured by real estate and residential mortgages.  The increase in non-performing loans and leases during the quarter ended June 30, 2009 is mainly a reflection of the continued distressed economic conditions, as previously mentioned.  Commercial and construction loans primarily responsible for the increase were analyzed under SFAS No. 114 and corresponding specific allowances established.

We believe all loans and leases, for which we have serious doubts as to collectibility, are classified within the category of nonperforming loans and leases and are appropriately reserved.

Repossessed Assets

As of June 30, 2009 and December 31, 2008, repossessed assets amounted to $12.7 million and $13.5 million, respectively.  This decrease in repossessed assets was mainly attributable to the net effect of:

(i)
a decrease of $2.3 million in other repossessed assets, comprised of a $1.7 million decrease in the inventory of repossessed vehicles and a $638,000 decrease in the inventory of repossessed boats.  During the six months ended June 30, 2009, we sold 668 vehicles and repossessed 526 vehicles, respectively, decreasing our inventory of repossessed vehicles to 155 units as of June 30, 2009, from 297 units as of December 31, 2008.  During the same period, we sold 11 boats and repossessed 3 boats, respectively, decreasing our inventory of repossessed boats to 7 units as of June 30, 2009, from 15 units as of December 31, 2008.  As of June 30, 2009 and December 31, 2008, other repossessed assets were comprised of:  repossessed vehicles amounting to $1.8 million and $3.5 million, respectively; repossessed boats amounting to $589,000 and $1.2 million, respectively; and repossessed equipment amounting to $35,000 and $6,000, respectively.

(ii)
a $1.5 million increase in OREO resulting from the net effect of the sale of 3 property and the foreclosure of 18 properties, net of an increase in the valuation allowance to account for the decline in value of our OREO inventory, as previously mentioned.  As of June 30, 2009, our OREO consisted of 51 properties with an aggregate value of $10.3 million, compared to 36 properties with an aggregate value of $8.1 million as of December 31, 2008.

Other Asset Quality Information

As of June 30, 2009 and December 31, 2008, we had troubled debt restructured loans, as defined in Statement of Financial Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” amounting to $62.8 million and $30.1 million, respectively, and that were not included as nonperforming loans in the table on page 49 since they are performing under renegotiated contractual terms.

Loans between 30 and 89 days past due and still accruing interest amounted to $76.9 million as of June 30, 2009, compared to $126.1 million as of December 31, 2008.  Changes in loans between 30 and 89 days past due and still accruing interest during the first six months of 2009 when compared to the prior year included a decrease of $31.2 million in commercial loans; and a $15.8 million decrease in construction loans.  During the second quarter of 2009, we continued heightening collection processes and procedures, which include, among others, restructuring of the collection and workout groups, launching of loss mitigation programs and enhancing the credit risk assessment process.  We recognize the impact of current economic conditions on the Bank's credit risk and will continue closely monitoring all factors affecting the quality of the credit portfolio.

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

When analyzing the adequacy of our allowance, our portfolio is segmented into major loan categories.  Although the evaluation of the adequacy of our allowance focuses on loans and leases and pools of similar loans and leases, no part of our allowance is segregated for, or allocated to, any particular asset or group of assets.  Accordingly, our allowance is available to absorb all credit losses inherent in our portfolio.

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

In addition to our general portfolio allowance, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss may have been incurred.  This amount is determined following a consistent procedural discipline in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  For impaired commercial and construction business relationships with aggregate balances exceeding $250,000, we measure the impairment following the guidance of SFAS No. 114.  Smaller-balance commercial and construction business relationships as well as homogeneous loans are collectively evaluated under SFAS No. 5, Accounting for Contingencies.

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

	Six Months Ended June 30,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,754,648	$1,834,281
Total loans and leases outstanding at end of period	1,708,912	1,784,052
Allowance for loan and lease losses:
Allowance at beginning of period	41,639	28,137
Charge-offs:
Real estate — secured	4,133	8,748
Real estate — construction	4,181	-
Commercial and industrial	2,860	7,461
Consumer	1,699	2,129
Leases	5,438	12,508
Other loans	90	268
Total charge-offs	18,401	31,114
Recoveries:
Real estate — secured	1	21
Real estate — construction	-	-
Commercial and industrial	154	737
Consumer	139	322
Leases	798	1,213
Other loans	3	9
Total recoveries	1,095	2,302
Net loan and lease charge-offs	17,306	28,812
Provision for loan and lease losses	18,396	42,314
Allowance at end of period	$42,729	$41,639
Ratios:
Net loan and lease charge-offs to average total loans(1)	1.97%	1.57%
Allowance for loan and lease losses to total loans at end of period	2.50	2.33
Net loan and lease charge-offs to allowance for loan losses at end of period(1)	81.00	69.19
Net loan and lease charge-offs to provision for loan and lease losses	94.07	68.09

(1) Annualized as of June 30, 2009.

As of June 30, 2009, our allowance for loan and lease losses amounted to $42.7 million, compared to $41.6 million as of December 31, 2008.  The allowance for loan and lease losses as a percentage of total loans and leases increased to 2.50% as of June 30, 2009, from 2.33% at the end of year 2008.  We consider that the allowance for loan and lease losses is adequate to absorb probable losses in the portfolio.  The allowance for loan and lease losses is affected by net charge-offs, loan portfolio balance, and also by the provision for loan and lease losses for each related period, which had reflected the impact of the overall economic conditions on current internal and external environmental factors affecting the commercial and industrial loans portfolio, as previously mentioned.  Annualized net charge-offs during the first six months of 2009 were $34.6 million, compared to $28.8 million for year 2008.

For the six months ended June 30, 2009, net charge-offs in our commercial loan portfolio amounted to $6.8 million, or $13.6 million on an annualized basis, compared to $14.6 million for the year ended December 31, 2008.  For the six months ended June 30, 2009, net charge-offs in our construction loan portfolio amounted to $4.2 million.  There were no charge-offs or recoveries in our construction loan portfolio during 2008.  The increase in commercial and construction net charge-offs was mainly concentrated in loans which were allocated with specific allowance for loan and lease losses during previous quarters.  The increase on net charge-offs in our commercial loan portfolio were mainly concentrated in unsecured loans or loans with loan-to-values in excess of 80%.  These increases are a reflection of the continued distress of the economic environment, as previously mentioned.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due.  This is done based on our historical lease loss experience during the previous calendar year.  As of June 30, 2009, we were using a historical loss ratio in lease financing contracts of approximately 32%, compared to 28% during year 2008.  For the six-month periods ended June 30, 2009 and 2008, approximately $1.3 million and $915,000 was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due at the end of each quarter.  For the six-month periods ended June 30, 2009 and 2008, approximately $623,000 and $530,000 was charged-off for this purpose, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio.  The annualized net charge-off ratio on the leasing business for the quarter and six months ended June 30, 2009 was 3.42% and 3.84%, respectively, compared to 3.87% and 3.57% for the quarter and year ended December 31, 2008, respectively.  The increase in this ratio during the six months ended June 30, 2009 when compared to the previous year was mainly due to the net effect of a decrease in net charge-offs and the decrease in our lease portfolio.  For the six months ended June 30, 2009, net charge-offs in our leasing portfolio amounted to $4.6 million, or $9.3 million on an annualized basis, compared to $11.3 million for the year ended December 31, 2008.  As of June 30, 2009, our lease portfolio decreased to $215.7 million, from $267.3 million at the end of 2008.  The decrease in net charge-offs in our leasing portfolio were mainly attributable to the decrease in the volume of repossessed vehicles. The decrease in our leasing portfolio resulted from repayments; the sale of $19.6 million in lease financing contracts in March 2009; and the deterioration of our lease portfolio during previous years, as previously mentioned.  We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 2.15% and 1.97% for the quarter and six months ended June 30, 2009, respectively, compared to 1.89% and 1.57% for the quarter and year ended December 31, 2008, respectively.  Net charge-offs as a percentage of the allowance for loan and lease losses was 87.28% and 81.00% for the quarter and six months ended June 30, 2009, respectively, compared to 81.83% and 69.19% for the quarter and year ended December 31, 2008, respectively.  Net charge-offs as a percentage of provision for loan and lease losses was 73.38% and 94.07% for the quarter and six months ended June 30, 2009, respectively, compared to 51.58% and 68.09% for the quarter and year ended December 31, 2008, respectively.  The change in these ratios was impacted by continued distress of the economic environment, increased nonperforming loans, level of delinquencies, and credit losses.

Nonearning Assets

As of June 30, 2009, premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $34.3 million, compared to $34.5 million as of December 31, 2008.  In February 2009, we completed the construction of our Aguadilla Branch and, in April 2009, we closed the Ponce Salud Branch.  In addition, in May 2009, our Ponce Hostos Branch was relocated from leased facilities to the adjacent property, a lot and structure owned by the Bank that were remodeled with modern facilities, including an ample parking lot and drive-in service.

We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds.  Average deposits amounted to $2.165 billion and $2.118 billion for the quarter and six months ended June 30, 2009, respectively, compared to $2.018 billion for the year 2008.  This increase in average deposits during the quarter ended June 30, 2009 was mainly concentrated in brokered deposits, as explained further below.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended June 30,			Year Ended December 31,
	2009			2008

	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$101,091	4.77%	–%	$113,275	5.61%	–%
Money market deposits	18,414	0.87	2.27	18,983	0.94	3.16
NOW deposits	42,095	1.99	2.06	45,633	2.26	2.55
Savings deposits	104,569	4.94	1.91	117,857	5.84	2.26
Brokered certificates of deposits in denominations of less than $100,000	1,446,669	68.29	3.57	1,361,382	67.46	4.49
Brokered certificates of deposits in denominations of $100,000 or more	607	0.03	6.26	533	0.03	6.75

Time certificates of deposit in denominations of $100,000 or more	283,423	13.38	3.56	261,094	12.94	4.15
Other time deposits	121,413	5.73	3.52	99,280	4.92	4.10

Total deposits	$2,118,281	100.00%		$2,018,037	100.00%

Total deposits as of June 30, 2009 and December 31, 2008 amounted to $2.079 billion and $2.084 billion, respectively, representing a decrease of $5.6 million, or 0.54% on an annualized basis, during the six-month period ended June 30, 2009.  The following table presents the composition of our deposits by category as of the dates indicated:

	As of June 30,	As of December 31,
	2009	2008
	(In thousands)
Interest bearing deposits:
Now and money market	$63,443	$59,309
Savings	105,237	104,424
Brokered certificates of deposits in denominations of less than $100,000	1,389,156	1,423,209
Brokered certificates of deposits in denominations of $100,000 or more	609	605
Time certificates of deposits in denominations of $100,000 or more	289,819	278,384
Other time deposits in denominations of less than $100,000 and IRAs	129,712	109,732
Total interest bearing deposits	$1,977,976	$1,975,663
Plus: non interest bearing deposits	100,731	108,645
Total deposits	$2,078,707	$2,084,308

In addition to the deposits we generate locally, we have also accepted brokered deposits and deposits from the US national markets to augment retail deposits and to fund asset growth.  The fierce competition for local deposits has continued in 2009.  In an effort to control increases in our funding cost, we focused on other funding alternatives, including attracting other time deposits from the US national markets at lower competitive rates.

We heavily rely on broker deposits as a short-term funding source to meet our liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  As of June 30, 2009, our total risk-based capital ratio was 9.71%, which causes us to be considered “adequately-capitalized” under the regulatory framework for prompt corrective action.  Although we have since sold approximately $163.4 million in securities with a $6.0 million gain, which increased our total risk-based capital ratio to over 10% as of July 31, 2009, we are currently restricted from using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation.  These restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.  Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (“FDIC”) to place restrictions on interest rates that institutions may pay.  For more information on our capital adequacy, please refer to the section of this discussion and analysis captioned “Capital Resources and Capital Adequacy Requirements.”

On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well-capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Even though the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position.

The following table sets forth the amount and maturities of the time deposits in denominations of $100,000 or more and broker deposits, regardless the denomination, as of the dates indicated, excluding individual retirement accounts:

	June 30, 2009	December 31, 2008

	(In thousands)
Three months or less	$219,482	$593,140
Over three months through six months	329,419	257,102
Over six months through 12 months	355,696	316,292
Over 12 months	774,987	535,664
Total	$1,679,584	$1,702,198

Other Sources of Funds

The strong competition for core deposits on the Island made other short-term borrowings an attractive funding alternative.  Other short-term borrowings are mainly comprised of securities sold under agreements to repurchase.  During the quarter and six months ended June 30, 2009, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 4.73% and 4.58%, respectively, from 5.01% for year 2008, and 4.77% and 5.08% for the same period in 2008.  Average other borrowings decreased to $493.2 million and $521.1 million for the quarter and six months ended June 30, 2009, respectively, compared to $571.6 million for year 2008, and $569.7 million and $564.8 million for the same periods in 2008.  The decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of fund, as previously mentioned.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB.  These repurchase transactions generally have maturities of one month to less than five years.  The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended June 30, 2009 and the year ended December 31, 2008:

	Three Months Ended June 30,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$471,675	$556,475
Average monthly balance outstanding during the period	472,224	526,758
Maximum aggregate balance outstanding at any month-end	471,675	583,205
Weighted average interest rate for the quarter	3.53%	3.61%
Weighted average interest rate for the last month	3.49%	3.60%

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity.  The following table provides a summary of FHLB advances for the three months ended June 30, 2009 and the year ended December 31, 2008:

	Three Months Ended June 30,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$369	$15,398
Average monthly balance outstanding during the period	374	24,140
Maximum aggregate balance outstanding at any month-end	379	30,449
Weighted average interest rate for the quarter	4.38%	2.99%
Weighted average interest rate for the last month	4.38%	3.05%

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

As of June 30, 2009, we had $577.5 million and $5,000 in assets and liabilities measured on a recurring basis, respectively, of which $402.0 million in assets and all liabilities were classified within Level 2 of the hierarchy.  Remaining assets measured on a recurring basis were classified within Level 3 of the hierarchy.  As of the same date, we had $114.1 million in assets measured on a non-recurring basis, of which $61.3 million and $52.8 million were Level 2 and Level 3 assets, respectively.  The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of June 30, 2009 included $577.5 million in securities available for sale.  On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale.  Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%.  For mortgage-backed securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs).

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

As of June 30, 2009 and December 31, 2008, total stockholders’ equity was $140.0 million and $156.6 million, respectively.  Besides earnings and losses from operations, which amounted to a $8.6 million net loss for the six months ended June 30, 2009 and a $11.3 million net loss for the year ended December 31, 2008, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $20.2 million as of June 30, 2009, compared to an accumulated other comprehensive loss of $12.4 million as of December 31, 2008.

The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of June 30, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$184,286	9.71%	≥ $ 151,879	≥ 8.00%	N/A
Eurobank	184,377	9.71	≥ 151,868	≥ 8.00	≥ 189,835	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	160,443	8.45	≥ 75,939	≥ 4.00	N/A
Eurobank	160,535	8.46	≥ 75,934	≥ 4.00	≥ 113,901	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	160,443	5.66	≥ 113,455	≥ 4.00	N/A
Eurobank	160,535	5.66	≥ 113,421	≥ 4.00	≥ 141,776	≥ 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	≥ $ 162,752	≥ 8.00%	N/A
Eurobank .	206,422	10.15	≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89	≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47	≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00

As of June 30, 2009, our total risk-based capital ratio was 9.71%, which is less than the 10% required to be considered “well-capitalized” under the regulatory framework for prompt corrective action.  Accordingly, we are now considered to be “adequately-capitalized.”  However, in July 2009, we sold approximately $163.4 million in securities with a $6.0 million gain, which placed us above the 10% risk-based capital requirement for a “well-capitalized” institution as of July 31, 2009.

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basic Surplus” and defined as the portion of the bank’s funds maintained in cash and cash equivalents, net of reserve requirements; short-term investments, and other marketable assets, less the liabilities’ portion secured by any of these assets used to cover time deposits maturing within 30 days and other demand deposits, expressed as a percentage of total assets.  This Core Basic Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position.  Our liquid assets at June 30, 2009 and December 31, 2008 totaled approximately $364.9 million and $367.5 million respectively.  Our Core Basic Surplus level was 11.84% and 11.39%, respectively.  The increase in our Core Basic Surplus was mainly attributable to the net increase of $105.2 million in cash, cash equivalents, and short-term investments, mostly in interest bearing accounts, from which $44.5 million were transferred from federal funds sold to cash and due from banks interest bearing accounts. The increase in cash mainly resulted from the sale of securities and prepayments of principal in our investment and loans portfolios, as previously mentioned.  The liquid assets of $339.4 million and Core Basic Surplus level of 8.46% reported in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 considered a 30% reduction in brokered time deposits maturing within one month, but excluded cash and cash equivalents.

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

In October 2008, the FDIC implemented its new Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.  Under the current interim rules, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009.  This includes federal funds purchased, promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt.  Coverage would be limited to June 30, 2012, even if the maturity exceeds that date.  Participants will have the option to issue non-guaranteed senior unsecured debt for a non-refundable fee of 37.5 basis points, provided that the debt has a term greater than three years.  Participants will be charged a 75-basis point fee to protect their new debt issues (amounts paid as a non-refundable fee will be applied to offset this 75-basis point fee until the non-refundable fee is exhausted).  Institutions were automatically enrolled in this program unless they choose to opt-out.  Although the Company did not have any senior unsecured borrowings outstanding as of September 30, 2008, the Company did not opt-out of this program, which could provide coverage for future senior unsecured debt.  The deadline for participation in the guaranty program expired on June 30, 2009 and neither we nor Eurobank issued any senior unsecured debt under it.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.  As of June 30, 2009, we had FHLB borrowing capacity of $58.5 million, including FHLB advances and securities sold under agreements to repurchase.  In addition, Eurobank is able to borrow from the Federal Reserve Bank depending on eligible collateral available.  There can be no assurance that actions by the FHLB or FRB would not reduce Eurobank’s borrowing capacity.  Such event could have a material adverse impact on our results of operations and financial condition.

Our ability to meet our current obligations is dependent on our various sources of liquidity.  As of June 30, 2009, we had, on a stand-alone basis, $198,000 of liquid assets available to meet our current obligations which consist primarily of interest payments on junior subordinated debentures.

As previously mentioned, we heavily rely on broker deposits as a short-term funding source to meet our liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets, which may force us to pay above-market interest rates to retain these deposits, reducing our net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in our financial condition. The ability to continue to acquire broker deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  As of June 30, 2009, our total risk-based capital ratio was 9.71%, which causes us to be considered “adequately-capitalized” under the regulatory framework for prompt corrective action.  Although we have since sold approximately $163.4 million in securities with a $6.0 million gain, which increased our total risk-based capital ratio to over 10% as of July 31, 2009, we are currently restricted from using broker deposits as a short-term funding source unless we obtain a waiver from the Federal Deposit Insurance Corporation.  Although we have applied to the FDIC to obtain a waiver that would permit us to accept broker deposits, no assurance can be made that such waiver will be granted.  These restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.   It may be necessary to review our expansion strategies to reflect the possible limitation to funding sources and changes in cost structures.  Over the next 12 months, approximately $653.3 million of broker deposits will mature.  There can be no assurances that we will be able to replace these broker deposits with deposits at competitive rates.  Such event could have a material adverse impact on our results of operations and financial condition.

Our minimum target Core Basic Surplus liquidity ratio established in our Asset/Liability Management Policy is 2.0% of total assets.  As of June 30, 2009, our Core Basic Surplus Liquidity Ratio was 11.84%, well above the established minimum target.  Our liquidity demands are not seasonal and all trends have been stable over the last three years.  We are not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to materially impair our liquidity.  Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity.  In addition, the local market has unique characteristics, which make it very difficult to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation.  After careful analysis of the diversity of liquidity sources available to us, we have determined that our target liquidity ratio is adequate.

Our net cash outflows from operating activities for the six months ended June 30, 2009 was $8.4 million, compared to $39.4 million net cash inflows from operating activities in 2008.  The net operating cash outflows during the six months ended June 30, 2009 resulted primarily from a net increase in other assets.  The net operating cash inflows during 2008 resulted primarily from the net effect of: i) proceeds from sale of loans held for sale; ii) a decrease in accrued interest receivable; iii) a decrease in accrued interest payable, accrued expenses and other liabilities; and iv) a net decrease in other assets.

Our net cash inflows from investing activities for the six months ended June 30, 2009 was $248.0 million, compared to $136.9 million net cash outflows from investing activities in 2008.  The net investing cash inflows experienced during the six months ended June 30, 2009 were primarily provided by prepayments and maturities of investment securities and the sale of investment securities available for sale, net of the purchase of investment securities available for sale, while for year 2008, net investing cash outflows were primarily used for the growth in our investment portfolio.

Our net cash outflows from financing activities for the six months ended June 30, 2009 was $105.7 million, compared to $137.5 million inflows from financing activities in 2008.  The net financing cash outflows experienced during the six months ended June 30, 2009 were primarily provided by a decrease in deposits, prepayment of FHLB advances, and a decrease in securities sold under agreement to repurchase and other borrowings, while for year 2008, inflows were primarily provided by a net increase in deposits and securities sold under agreement to repurchase and other borrowings.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us.  Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.  Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments.  The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee.  The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.  Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.  Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates.  Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied.  As of June 30, 2009, Eurobank had $5,000 related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit.  For more detail on derivative financial instruments please refer to “Note 12 – Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments.  Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates.  At June 30, 2009, we modeled rising ramp and declining interest rate simulations considering a change of 100 and 200 basis points during two years.  The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered.  Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario.  The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios.  In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme.  All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon.  Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the June 30, 2009 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period.  This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years.  The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years.  The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills.  At June 30, 2009, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $441,000, or 0.74% higher than the net interest income in the rates unchanged scenario.  The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $17.7 million, or 29.87% higher than the net interest income in the rates unchanged scenario.  At June 30, 2009, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $1.5 million, or 2.53% higher than the net interest income in the rates unchanged scenario, and $4.3 million, or 7.40% higher than the net interest income in the rate unchanged scenario at the June 30, 2009 simulation with a 200 basis point increase.  The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $15.2 million, or 25.65% higher than the net interest income in the rates unchanged scenario, and $19.1 million, or 32.26% higher than the net interest income in the rates unchanged scenario at the June 30, 2009 simulation with a 200 basis point increase.  These exposures are well within our policy guidelines of 15.0% and 25.0% for 100 and 200 basis points changes in rate scenarios, respectively.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions we may take in response to changes in interest rates.  We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2009:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At June 30, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$4,379	7.40%
+100 basis points over year 1	1,498	2.53%
- 100 basis points over year 1	441	0.74%
- 200 basis points over year 1	N/A	N/A

	Change in Future Net Interest Income Rate Shock Scenario – Year 2
	At June 30, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$19,102	32.26%
+100 basis points over year 2	15,187	25.65%
- 100 basis points over year 2	17,685	29.87%
- 200 basis points over year 2	N/A	N/A

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations to make future payments to third parties as of the date specified:

	As of June 30, 2009
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$—	$—	$369
Note payable to statutory trust	—	—	—	20,619
Operating leases	1,725	3,165	2,675	14,455
Time deposits	1,004,026	702,793	84,259	18,218
Total	$1,005,751	$705,958	$86,934	$53,661

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of June 30, 2009 and December 31, 2008, we had commitments to extend credit of $125.0 million and $171.5 million, respectively.  These commitments included standby letters of credit of $10.4 million and $14.8 million, for June 30, 2009 and December 31, 2008, respectively, and commercial letters of credit of $597,000 and $757,000 for the same periods.

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

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect that Eurobank will become subject to additional regulatory oversight in the future as a result of administrative actions.

We are regulated by the Board of Governors of the Federal Reserve, and the Bank is regulated by the FDIC as well as the Commissioner of Financial Institutions of Puerto Rico. If any of these regulators perceive that we are operating in an unsafe or unsound manner, we may become subject to a formal or informal administrative action, which would be intended to correct the deficiencies perceived by our regulators.  In the current economic environment, such administrative actions are being issued with increasing frequency, particularly in cases in which the regulatory authorities have concerns over a financial institution’s asset quality, earnings, liquidity or capital levels.

In addition, as a result of recent discussions with our bank regulatory authorities, it has come to our attention that Eurobank will likely become subject to a regulatory enforcement action, which could take the form of an order to cease and desist or similar administrative action, primarily due to the high level of non-performing assets and the resulting impact on its financial condition.  Any enforcement action proposed by our regulators would be designed to remediate certain deficiencies noted by our regulators and generally would require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised.  In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities.  We would expect that any administrative action would have performance metrics related to asset quality, regulatory capital levels, core funding sources, and profitability, among others, that we would be required to satisfy within a prescribed period of time to comply with the order.  Our failure or inability to comply with the enforcement action could subject the bank to additional regulatory actions and could result in the forced disposition of the bank.  Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.  Should we become subject to one or more administrative actions, we may be required to alter certain aspects of our operations, in some cases in a manner that management and our Board of Directors might otherwise deem to be opposed to the best interests of our stockholders.  For example, we may be required to raise capital on terms that may not be favorable to our existing stockholders, or we may be required to reduce our reliance on funding sources, such as brokered deposits, that we otherwise consider attractive.  Any restrictions placed on our operations by an administrative action may have an adverse effect on our earnings and plan of operations.

We may become subject to additional regulatory restrictions in the event that we or Eurobank becomes less than well-capitalized for regulatory capital purposes.

Although we and Eurobank both qualified as “adequately capitalized” under the regulatory framework for prompt corrective action as of June 30, 2009, the additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification.  “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Although we have applied to the FDIC to obtain a waiver that would permit us to accept broker deposits, no assurance can be made that such waiver will be granted.

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

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Concern of customers over deposit insurance may cause a decrease in deposit.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including Eurobank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  In the event that we become subject to a new regulatory enforcement action, it is likely that Eurobank’s Risk Category will be downgraded for purposes of future FDIC deposit insurance premiums.

On May 22, 2009, the FDIC approved a final rule to institute a one-time special assessment of five cents per $100 of the difference between each insured institution’s total assets and its Tier 1 capital as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The FDIC also stated that additional special assessments may be announced for the fourth quarter of 2009.  An adjustment to the base assessment rates could have a material adverse effect on our earnings.

We rely heavily on short-term funding sources to meet our liquidity needs, such as brokered deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through deposit brokers that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets, which may force us to pay above-market interest rates to retain these deposits, reducing our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of June 30, 2009, brokered deposits amounted to $1.390 billion, or approximately 66.86% of our total deposits, compared to $1.394 billion and $1.224 billion, or approximately 68.00% and 65.22% of our total deposits, as of June 30, 2008 and 2007, respectively.  As of June 30, 2009, approximately $653.3 million in brokered deposits, or approximately 47.00% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs, and the confidence of the market.  As of June 30, 2009, our total risk-based capital ratio was 9.71%, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action.  Although we have since sold approximately $156.0 million in securities with a $6.0 million gain, which increased our total risk-based capital ratio to over 10% as of July 31, 2009, we are currently restricted from using broker deposits as a short-term funding source unless we obtain a waiver from the FDIC.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers.  These agreements are collateralized by some of our investment securities.  As of June 30, 2009, our repurchase obligations totaled $471.7 million, of which $3.0 million, or approximately 0.64% of the total repurchase obligations, mature within one year.  If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We may be restricted in paying deposit rates above a national rate, which may adversely affect our ability to maintain and increase our deposit levels.

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Even though the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.

As of June 30, 2009, our total risk-based capital ratio was 9.71%, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action.  Although we have since sold approximately $156.0 million in securities with a $6.0 million gain, which increased our total risk-based capital ratio to over 10% as of July 31, 2009, we are currently restricted from using broker deposits as a short-term funding source unless we obtain a waiver from the FDIC.  These restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.  Although we have applied to the FDIC to obtain a waiver that would permit us to accept broker deposits, no assurance can be made that such waiver will be approved.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

EuroBancshares’ Annual Meeting of Stockholders was held at the main office of EuroBancshares located at State Road PR-1, Km. 24.5, Quebrada Arenas Ward, San Juan, Puerto Rico 00926, at 10:00 a.m. on May 28, 2009.  A quorum was obtained with 16,726,508 shares represented in person or by proxy, which represented 85.78% of all votes eligible to be casted at the meeting.

The following results were obtained for the proposals voted at the meeting:

•	The following three directors assigned to Class A of the Board of Directors of EuroBancshares were elected for a three-year term expiring at the 2012 annual meeting of stockholders:

	Votes For	Votes Withheld

Ricardo Levy Echeandía	16,719,324	7,184

Luis F. Hernández Santana	16,711,822	14,686

Jaime Sifre Rodríguez	16,719,322	7,186

The other directors, whose terms of office as a director continued after the meeting, were:

Class B Directors – Terms Expire in 2010

Antonio R. Pavía Bibiloni

Juan Ramón Gómez-Cuétara Aguilar

William Torres Torres

Class C Directors – Terms Expire in 2011

Rafael Arrillaga-Torréns, Jr.

Pedro Feliciano Benítez

Plácido González Córdova

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

EUROBANCSHARES, INC.

Date: August 14, 2009	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Date: August 14, 2009	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer