Form 10-Q
period 2009-09-30
EUROBANCSHARES INC
filed 2009-11-20
CIK 1164554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 20, 2009 was 19,499,215 shares.

EUROBANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents
Cash and due from banks	$254,171,013	$43,275,239
Interest bearing deposits	400,000	400,000
Federal funds sold	—	44,470,925
Total cash and cash equivalents	254,571,013	88,146,164
Securities purchased under agreements to resell	21,027,247	24,486,774
Investment securities available for sale, at fair value	814,444,679	751,016,565
Investment securities held to maturity, fair value of $132,890,502 in 2008	—	132,798,181
Other investments	10,996,000	14,932,400
Loans held for sale	78,219	1,873,445
Loans, net of allowance for loan and lease losses of $45,969,169 in 2009 and $41,639,051 in 2008	1,589,155,888	1,740,539,113
Accrued interest receivable	13,827,991	14,614,445
Customers’ liability on acceptances	532,636	405,341
Premises and equipment, net	33,827,756	34,466,471
Deferred tax assets, net	27,840,459	23,825,896
Other assets	40,606,887	33,324,128
Total assets	$2,806,908,775	$2,860,428,923
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$101,473,113	$108,645,242
Interest bearing	2,050,969,974	1,975,662,802
Total deposits	2,152,443,087	2,084,308,044
Securities sold under agreements to repurchase	468,675,000	556,475,000
Acceptances outstanding	532,636	405,341
Advances from Federal Home Loan Bank	354,494	15,398,041
Note payable to Statutory Trust	20,619,000	20,619,000
Accrued interest payable	13,268,954	16,073,737
Accrued expenses and other liabilities	12,129,169	10,579,960
Total Liabilities	2,668,022,340	2,703,859,123
Stockholders’ equity:
Preferred stock:
Preferred stock Series A, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 430,537 in 2009 and 2008(aggregate liquidation preference value of $10,763,425)	4,305	4,305
Capital paid in excess of par value	10,759,120	10,759,120
Common stock:
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued: 20,439,398 shares in 2009 and 2008; outstanding: 19,499,215 shares in 2009 and 19,499,515 in 2008	204,394	204,394
Capital paid in excess of par value	110,219,541	110,109,207
Retained earnings:
Reserve fund	8,029,106	8,029,106
Undivided profits	33,497,668	49,773,573
Treasury stock, 940,183 shares in 2009 and 939,883 in 2008, at cost	(9,918,147)	(9,916,962)
Accumulated other comprehensive loss:
Unrealized loss on available for sale securities	744,754	(12,392,943)
Other-than-temporary impairment losses on available for sale securities for which a portion has been recognized in operations, net of taxes	(14,654,306)	—
Total stockholders’ equity	138,886,435	156,569,800
Total liabilities and stockholders’ equity	$2,806,908,775	$2,860,428,923

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
For the three and nine-month periods ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$22,368,006	$28,963,623	$69,993,872	$90,827,873
Investment securities
Taxable	4,745	2,375	8,604	7,605
Exempt	8,981,415	10,939,820	30,620,321	31,254,046
Interest bearing deposits, securities purchased under agreements to resell, and other	220,424	344,071	499,274	1,142,709
Total interest income	31,574,590	40,249,889	101,122,071	123,232,233
Interest expense:
Deposits	16,553,934	19,252,420	51,239,980	61,634,650
Securities sold under agreements to repurchase, notes payable, and other	4,476,193	5,226,505	13,512,691	15,889,775
Total interest expense	21,030,127	24,478,925	64,752,671	77,524,425
Net interest income	10,544,463	15,770,964	36,369,400	45,707,808
Provision for loan and lease losses	17,588,000	7,980,000	35,984,000	25,799,800
Net interest (expense) income after provision for loan and lease losses	(7,043,537)	7,790,964	385,400	19,908,008
Noninterest income:
Other-than-temporary impairment losses in securities:
Total other-than-temporary impairment losses	(1,876,421)	—	(19,159,516)	—
Portion of loss recognized in other comprehensive loss	1,625,834	—	15,425,585	—
Net impairment losses recognized in operations	(250,587)	—	(3,733,931)	—
Net gain on sale of securities	9,391,228	190,956	16,954,397	190,956
Service charges – fees and other	2,330,253	2,466,422	6,514,306	8,108,250
Net gain (loss) on sale of other real estate owned, repossessed assets and on disposition of other assets	6,963	(279,595)	(314,906)	(399,074)
Net gain on sale of loans and leases	387,267	47,726	1,201,685	1,399,864
Total noninterest income	11,865,124	2,425,509	20,621,551	9,299,996
Noninterest expense:
Salaries and employee benefits	4,563,330	5,102,149	14,051,332	15,999,202
Occupancy	2,622,348	2,936,293	7,660,882	8,636,904
Professional services	2,171,233	1,408,797	5,432,352	3,893,036
Insurance	2,520,212	970,878	8,068,311	2,253,646
Promotional	90,911	153,458	344,429	734,131
Other	2,176,124	2,885,356	7,123,111	7,837,782
Total noninterest expense	14,144,158	13,456,931	42,680,417	39,354,701
Loss before income taxes	(9,322,571)	(3,240,458)	(21,673,466)	(10,146,697)
Income Tax Benefit	(1,905,773)	(2,452,507)	(5,705,686)	(6,592,515)
Net loss	$(7,416,798)	$(787,951)	$(15,967,780)	$(3,554,182)

Loss per share:
Basic:	$(0.38)	$(0.05)	$(0.83)	$(0.21)

Diluted:	$(0.38)	$(0.05)	$(0.83)	$(0.21)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the nine months ended September 30, 2009 and 2008

	2009	2008
Preferred stock:
Balance at beginning of period	$4,305	$4,305
Issuance of preferred stock	—	—
Balance at end of period	4,305	4,305
Capital paid in excess of par value - preferred stock:
Balance at beginning of period	10,759,120	10,759,120
Issuance of preferred stock	—	—
Balance at end of period	10,759,120	10,759,120
Common stock:
Balance at beginning of period	204,394	200,324
Exercised stock options	—	4,070
Balance at end of period	204,394	204,394
Capital paid in excess of par value – common stock:
Balance at beginning of period	110,109,207	107,936,531
Exercised stock options	—	2,024,930
Stock based compensation	110,334	110,968
Balance at end of period	110,219,541	110,072,429
Reserve fund:
Balance at beginning of period	8,029,106	8,029,106
Transfer from undivided profits	—	—
Balance at end of period	8,029,106	8,029,106
Undivided profits:
Balance at beginning of period	49,773,573	61,789,048
Net loss	(15,967,780)	(3,554,182)
Preferred stock dividends ($0.72 per share in 2009 and $1.30 per share in 2008)	(308,125)	(559,114)
Transfer to reserve fund	—	—
Balance at end of period	33,497,668	57,675,752
Treasury stock
Balance at beginning of period	(9,916,962)	(9,910,458)
Purchase of common stock	(1,185)	(6,504)
Balance at end of period	(9,918,147)	(9,916,962)
Accumulated other comprehensive (loss) income, net of taxes:
Balance at beginning of period	(12,392,943)	1,110,173
Unrealized net gain on investment securities available for sale	13,137,697	(21,809,245)
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in operations	(14,654,306)	—
Balance at end of period	(13,909,552)	(20,699,072)
Total stockholders’ equity	$138,886,435	$156,129,072

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(7,416,798)	$(787,951)	$(15,967,780)	$(3,554,182)
Other comprehensive (loss) income, net of tax:
Unrealized net gain (loss) on investment securities available for sale	7,932,517	(7,664,742)	13,137,697	(21,809,245)
Other-than-temporary impairment losses of available for sale securities for which a portion has been recognized in operations	(1,649,379)	—	(14,654,306)	—

Comprehensive loss	$(1,133,660)	$(8,452,693)	$(17,484,389)	$(25,363,427)

See accompanying notes to condensed consolidated financial statements.

EUROBANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(15,967,780)	$(3,554,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,206,552	2,987,187
Provision for loan and lease losses	35,984,000	25,799,800
Stock-based compensation	110,334	110,968
Deferred tax and acquired tax credits benefit	(7,341,090)	(6,604,468)
Net gain on sale of securities	(16,954,397)	(190,956)
Net other than temporary impairment losses	3,733,931	—
Net gain on sale of loans and leases	(1,201,685)	(1,399,864)
Net loss on sale of repossessed assets and on disposition of other assets	314,906	399,074
Net amortization of premiums and accretion of discount on investment securities	(1,217,277)	(1,037,590)
Valuation expense of repossesed assets	993,463	1,004,380
Decrease in deferred loan costs	597,614	1,435,108
Origination of loans held for sale	(4,075,509)	(21,670,376)
Proceeds from sale of loans held for sale	4,159,713	21,893,658
Decrease in accrued interest receivable	786,454	1,254,988
Net decrease in other assets	5,167,698	11,499,775
Decrease in accrued interest payable, accrued expenses, and other liabilities	(1,255,551)	(1,821,537)
Net cash provided by operating activities	7,041,376	30,105,965

Cash flows from investing actitivies:
Net decrease (increase) in securities purchased under agreements to resell	3,459,527	(3,019,903)
Proceeds from sale of investment securities available for sale and held to maturity	465,566,007	19,090,869
Purchases of investment securities available for sale	(600,479,358)	(347,046,408)
Proceeds from principal payments and maturities of investment securities available for sale	185,939,539	245,918,447
Proceeds from principal payments, maturities, and calls of investment securities held to maturity	30,492,733	7,191,949
Purchase of Federal Home Loan Bank Stocks	(4,966,600)	(29,667,885)
Proceeds from principal payments and maturities of Federal Home Loan Bank Stocks	8,903,000	8,120,300
Net decrease (increase) in loans	71,286,737	(18,559,632)
Proceeds from sale of loans	35,306,804	37,671,519
Proceeds from sale of other assets	578,702	788,459
Capital expenditures	(1,685,781)	(3,293,744)
Net cash provided by (used in) investing activities	194,401,310	(82,806,029)

Cash flows from financing activities:
(Decrease) income in brokered deposits	(105,716,295)	45,255,474
Net income (decrease) in other deposits	173,851,338	(12,758,135)
(Decrease) increase in securities sold under agreements to repurchase and other borrowings	(87,800,000)	31,295,750
Net decrease in Federal Home Loan Bank Advances	(15,043,547)	(5,041,684)
Dividends paid to preferred stockholders	(308,148)	(559,114)
Net proceeds from issuance of common stock	—	2,029,000
Purchase of common stock	(1,185)	(6,504)
Net cash (used in) provided by financing activities	(35,017,837)	60,214,787

Net increase in cash and due from banks	166,424,849	7,514,723
Cash and cash equivalents beginning balance	88,146,164	48,173,130
Cash and cash equivalents ending balance	$254,571,013	$55,687,853

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$67,557,454	$78,535,244
Income Taxes	32,665	6,580

Noncash transactions:
Repossessed assets acquired through foreclosure of loans	20,962,912	25,673,189
Finance of repossessed assets acquired through foreclosure of loans	10,959,616	13,466,370
Change in fair value of available-for-sale securities, net of taxes	1,516,608	(21,809,245)

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

On September 1, 2009, Eurobank consented to the issuance by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions of an order to cease and desist (the “Order”).  Under the terms of the Order, which was issued and became effective on October 9, 2009, Eurobank is required to, among other things: (1) develop a management plan to address certain deficiencies noted by the Bank’s regulatory authorities with respect to the Bank’s management and staffing needs; (2) increase the Board’s participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives; (3) prepare and submit to the FDIC enhanced loan policies and procedures that address certain recommendations noted by the Bank’s regulatory authorities; (4) improve its lending and credit administration function through the enhancement of loan review procedures and loan documentation procedures, and the reduction of classified and delinquent loans through aggressive workout programs; (5) establish an adequate and effective appraisal compliance program, including enhancing the Bank’s appraisal policy; (6) eliminate all items classified as “loss” which have not previously been charged off or collected; (7) formulate a written plan to reduce the Bank’s exposure to certain classified assets; (8) not extend any additional credit to certain borrowers who have a loan or other extension or credit that is classified unless there is a written statement giving the reasons why such credits are in the best interest of the Bank, improves the Bank’s position and is in compliance with the Bank’s loan policy; (9) maintain, through charges to current operating income, an adequate allowance for loan and lease losses; (10) formulate and submit to the FDIC a written profit plan and comprehensive budget plan for the remainder of 2009 and for each year thereafter; (11) maintain a ratio of Tier 1 capital to total assets of at least 6.5% as of December 31, 2009 and 7% as of March 31, 2010, and a ratio of qualifying total capital to risk-weighted assets of at least 11% as of December 31, 2009; (12) develop and submit to the FDIC a written plan for systematically reducing and monitoring the Bank’s portfolio of loans, securities, or other extensions of credit advanced or committed to or for the benefit of any borrowers in commercial real estate and acquisition, development and construction to an amount that is commensurate with the Bank’s business strategy, management expertise, size and location; (13) submit to the FDIC a revised and comprehensive funds management and liquidity plan; (14) develop and submit to the FDIC a comprehensive business/strategic plan covering an operating period of at least three years; (15) cease soliciting, accepting, renewing or rolling over any brokered deposits without the prior consent of the FDIC; (16) engage a qualified independent firm to conduct a review of account and transaction activity under the Bank Secrecy Act/Anti Money Laundering to determine whether suspicious activity and transactions through the Bank were properly identified and reported in accordance with laws and regulations; (17) not declare or pay any cash dividends, pay any management fees, or make any payments to or for the benefit of the Bank’s holding company or other affiliates without the prior consent of the FDIC; and (18) establish a compliance committee of at least three non-employee directors whose responsibilities include monitoring and coordinating the Bank’s compliance with the Order.  The Company can offer no assurance that the bank will be able to meet the deadlines imposed by the Order.

In addition to the FDIC Order, the Company has entered into a Written Agreement with the Federal Reserve Bank of New York effective as of September 30, 2009.  Under the terms of the Written Agreement, the Company is required to submit a capital plan and maintain regular reporting to the Federal Reserve.  The Company has agreed to take certain actions that are designed to maintain its financial soundness in order that it may continue to serve as a source of strength to the Bank.  In addition, the written Agreement requires prior approval relating to the payment of dividends and distributions, incurrence of debt, and the purchase or redemption of stock.  The Company can offer no assurance that will be able to meet the deadlines imposed by the Written Agreement.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	New Accounting Pronouncements

•	Recently Adopted Accounting Standards

The Company adopted the provisions of FASB ASC 105, “Generally Accepted Accounting Principles”.  Under FASB ASC 105, the FASB Accounting Standards Codification becomes the sole source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not have a significant impact on the financial statements.

The Company adopted the provisions of FASB ASC 320-10-35, “Investments-Debt and Equity Securities, Overall, Subsequent Measurement”. It provides more consistent determination of whether an other-than-temporary impairment has occurred. The FASB ASC 320-10-35 also retains and emphasizes the objective of an other-than-temporary impairment assessment. Furthermore, companies should also consider all available information including past events and current conditions when developing estimates of future cash flows to determine whether to record an other than temporary impairment. Also, it requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. The FASB ASC 320-10-35 establishes that companies should consider guidance in FASB ASC 325-40-35, “Investments-Other, Beneficial Interests in Securitized Financial Assets, Subsequent Measurement”. The Company elected to adopt FASB ASC 320-10-35 for the quarter ended March 31, 2009.  There was no effect as of the beginning of the quarter, since no OTTI were recorded on prior years.

The Company adopted the provisions of FASB ASC 825, “Financial Instruments”. FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods and annual statements of publicly traded companies. FASB ASC 825 also requires those disclosures in summarized financial information at interim reporting periods. FASB ASC 825 is effective for reporting periods ending after June 15, 2009.  The implementation of this statement did not have a significant impact on the financial statements.

The Company adopted the provisions of FASB ASC 855, “Subsequent Events”. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This topic introduces the concept of financial statements available to be issued, which are financial statements that are complete in form and format that complies with generally accepted accounting principles (GAAP) and have obtained all approvals required for issuance. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for the date, whether it is the date the financial statements were issued or were available to be issued. This topic should be applied to the accounting and disclosure of subsequent events not addressed on other applicable GAAP. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively.  The Company has evaluated subsequent events through November 20, 2009.

•	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 860-10-35, “Transfers and Servicing, Overall, Subsequent Measurement”. FASB ASC 860-10-35 requires information about transfers of financial assets, and risks related to continuing involvement with the transferred financial assets. Disclosure requirements for FASB ASC 860-10-35 should apply to transfers that occurred both before and after the effective date of the standard.  FASB ASC 860-10-35 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company believes that FASB ASC 860-10-35 will not have a significant financial impact.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 810-10-35, “Consolidation, Overall, Subsequent Measurement, Variable Interest Entities”.  FASB ASC 810-10-35 improves financial reporting by companies involved with variable interest entities.  It requires an analysis to identify the primary beneficiary in a variable interest entity and the company’s implicit financial responsibility to ensure that a variable interest entity operates as designed.   FASB ASC 810-10-35 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the financial impact of FASB ASC 810-10-35, if any.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”. This update provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures”. Under this update, when a quoted price in an active market is not available for the identical liability, the reporting entity is required to measure fair value using one of the following valuation techniques: the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as an asset; or another valuation technique consistent with Topic 820. This update is effective for the first reporting period beginning after issuance. For the Company, this statement is effective for the quarter ending December 31, 2009.

In September 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-09, “Earnings Per Share”.  This update provides amendments to section 260-10-S99.  According to this update if a public company redeems its preferred stocks, the difference between: (i) the fair values of the consideration transferred to the holders of the preferred stock; and (ii) the carrying amount of the preferred stock in the public company’s balance sheet, should be subtracted from or added to net income to arrive at income available to common stockholders in the calculation of earnings per share.  This update also states that the SEC staff does not believes that it is appropriate to aggregate securities with different effective dividends yields when determining the “if-converted” method is dilutive for the earnings per share computation.  As of September 30, 2009, the Company has not been in a transaction involving redemption of its preferred stocks.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Losses Per Share

Basic losses per share represent income/ (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted losses per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of loss per share is presented below:

	Three months ended September 30,		Nine months ended September 30
	2009	2008	2009	2008
Loss before preferred stock dividends	$(7,416,798)	$(787,951)	$(15,967,780)	$(3,554,182)

Preferred stock dividend	-	(187,732)	(308,125)	(559,114)

Loss to common shareholders	$(7,416,798)	$(975,683)	$(16,275,905)	$(4,113,296)
Weighted average number of common shares outstanding applicable to basic earning per share	19,499,215	19,499,967	19,499,377	19,391,333
Effect of dilutive securities	-	-	-	5,926
Adjusted weighted average number of common shares outstanding applicable to diluted earnings per share	19,499,215	19,499,967	19,499,377	19,397,259

Net loss per common share:
Basic	$(0.38)	$(0.05)	$(0.83)	$(0.21)
Diluted	$(0.38)	$(0.05)	$(0.83)	$(0.21)

In computing diluted loss per common share for the quarter and nine months period ended September 30 2009, stock options of 74,700, 75,300, 73,670 and 114,500 shares on common stock with exercise price of $21.00, $14.17, $8.60, and $4.00, respectively, were not considered because they were antidilutive.  For the third quarter of 2008, stock options of 174,000, 96,600, 76,800, 73,670, and 114,500 shares on common stock with exercise price of $8.13, $21.00, $14.17, $8.60, and $4.00, respectively, were not considered because they were antidilutive.  For the nine months period ended September 30, 2008, stock options of 174,000, 96,600, 76,800, and 73,670 shares on common stock with exercise price of $8.13, $21.00, $14.17, and $8.60, respectively, were not considered because they were antidilutive.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investment Securities Available for Sale

Investment securities available for sale and related contractual maturities as of September 30, 2009 and December 31, 2008 are as follows:

	2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Puerto Rico Public Corporation
Five to ten years	$200,000	$5,994	$–	$205,994
Puerto Rico Housing Finance Authority
One through five years	2,482,526	49,713	–	2,532,239
Five to ten years	2,807,842	37,252	–	2,845,094
Fed Farm Credit Bonds
One through five years	50,117,480	581,894	–	50,699,374
US Treasury Obligations
Less than one year	15,000,000	–	–	15,000,000
Federal Home Loan Bank notes:
One through five years	25,000,000	132,725	–	25,132,725
Mortgage-backed securities:
Agency Mortgage Backed Securities	511,292,489	5,100,674	(215,936)	516,177,227
Private Label Mortgage Backed Securities (CMO)	222,226,050	366,342	(20,740,366)	201,852,026
Total	$829,126,387	$6,274,594	$(20,956,302)	$814,444,679

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Commonwealth of Puerto
Rico obligations:
Less than one year	$200,194	$4,245	$–	$204,439
One through five years	5,346,299	16,025	(2,304)	5,360,021
Federal Home Loan Bank notes:
Less than one year	20,993,213	227,357	–	21,220,570
One through five years	6,530,425	20,387	–	6,550,812
US Corporate note:
Less than one year	4,974,971	–	(83,871)	4,891,100
One through five years	3,000,000	–	(1,950,000)	1,050,000
Mortgage-backed securities	722,364,282	13,775,266	(24,399,924)	711,739,623
Total	$763,409,384	$14,043,280	$(26,436,099)	$751,016,565

Contractual maturities on certain investment securities available for sale could differ from actual maturities since certain issuers have the right to call or prepay these securities.

At September 30, 2009 and December 31, 2008, no investments that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government and U.S. agencies exceeded 10% of stockholders’ equity.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2009, the company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $372, 904,000, recognizing a net gain of approximately $13,585,000. During the nine months ended September 30, 2008, the Company sold US agency debt securities and mortgage backed securities with total proceeds of approximately $19,091,000, recognizing a net gain of approximately $191,000.

At September 30, 2009 and December 31, 2008, gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	2009
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Mortgage backed securities:
Agency mortgage backed securities	$(215,936)	$50,220,859	$–	$–	$(215,936)	$50,220,859
Private label mortgage backed securities (CMO)	(2,264,710)	54,293,907	(18,475,656)	119,422,300	(20,740,366)	173,716,207
	$(2,480,646)	$104,514,766	$(18,475,656)	$119,422,300	$(20,956,302)	$223,937,066

	2008
	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
Commonwealth of Puerto Rico and municipal obligations	$(2,304)	$775,889	$–	$–	$(2,304)	$775,889
US Corporate Notes	(83,871)	4,891,100	(1,950,000)	1,050,000	(2,033,871)	5,941,100
Mortgage-backed securities	(20,880,325)	201,176,140	(3,519,599)	35,784,953	(24,399,924)	236,961,093
	$(20,966,500)	$206,843,129	$(5,469,599)	$36,834,953	$(26,436,099)	$243,678,082

•
Agency mortgage-backed securities — The unrealized losses on the Company’s investments in federal agencies mortgage backed-securities (“MBS”) were primarily attributable to changes in interest rates and levels of market liquidity relative to when the investment securities were purchased and not due to credit quality of the securities. The contractual cash flows of those investments are guaranteed by agencies of the US government.  These mortgage back securities are rated AAA by the major rating agencies and are backed by residential mortgages.  Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rate and not in credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired as of September 30, 2009.

•
Private label mortgage backed securities - The unrealized losses on the Company’s investments in private label MBS were caused by interest rate increases and general deterioration of the economy.  The contractual cash flows of the securities issued by a private label MBS will depend on the amount of collateral and the cash flows structure established for each security.   Accordingly it is expected that the security will not be settle at a price less than the amortized cost bases of the Company’s investments.  Because of the general deterioration of the economy, we considered that an estimate of the OTTI, during the first nine months of 2009, due to the possible deterioration of credit quality was approximately $734,000.  Please refer to the detail explanation below.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

With the assistance of a third party provider, the Company reviewed the investment portfolio as of September  30, 2009 using cash flow and valuation models and considering the provisions of FASB ASC 320-10-35 “Investments-Debt and Equity Securities”, for applicable securities.  During the review, the Company identified securities with characteristics that warranted a more detailed analysis, as follows:

(i)
One security for $3,000,000 of original par value and a current market value of $30,000 is a non-rated Trust Preferred Stock (“TPS”).  During the third quarter of 2009, the Company recognized a $30,000 OTTI on this security due to the deterioration of the credit quality.  The issuer could not raise the capital needed to keep operating and the regulators took over.  At June 30, 2009, the Company had already recognized a $2,970,000 OTTI on this security due to the deterioration of the credit quality.

(ii)
As of September 30, 2009, our total book value of private label MBS was $222,226,000 from which approximately $140,911,000 were considered investment grade, of those $108,526,000 are rated High Credit Quality.  Approximately $81,315,000 were mixed rated but considered non investment grade.  From the total private label MBS portfolio, eleven securities totaling $35,424,000 had a current market value of 80% or less below their book values, and only for three securities totaling $9,785,000 no OTTI has been determined.  From the total portfolio, fifty private label MBS amounting to $197,662,000 had a current estimated market value below its book value.  For each one of the private label MBS, the Company reviewed the collateral performance and considered the impact of current economic trends as of September 30, 2009.  These analyses were performed taking into consideration current U.S. market conditions and trends, and the present value of the forward projected cash flows.  Some of the analysis performed to the mixed credit ratings mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.
projected defaults considering a conservative downside scenario of  an additional  5%  annual reduction in Housing Price Index values through approximately September 2011; a mortgage loan Conditional Prepayment Rate (“CPR”) speed considering the average for the last three months for each security;

f.	projected total future deal loss based on the previous conservative assumptions;

g.	excess credit support protection;

h.	projected tranche dollar loss; and

i.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, for the quarter ended September 30, 2009, the Company estimated an additional $221,000 OTTI due to the apparent deterioration of the credit quality over private label MBS.  For the six months ended June 30, 2009, the Company had already recognized a $513,000 OTTI on private label MBS due to the apparent deterioration of their credit quality.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The activity in other than temporary impairment related to credit losses recognized in losses during the nine month period ended September 30, 2009 is as follows:

Credit losses

Beginning Balance, January 1, 2009	$—

Additions to credit loss for which an OTTI was not previously recognized	3,733,931

Ending Balance, September 30, 2009	$3,733,931

5.	Investment Securities Held to Maturity

As of September 30, 2009, the Company did not have investment securities held to maturity. Investment securities held to maturity as of December 31, 2008 are as follows:

	2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Federal Home Loan Bank notes	$2,457,389	$4,690	$–	$2,462,079
Mortgage-backed securities	130,340,792	1,677,328	(1,589,697)	130,428,423
Total	$132,798,181	$1,682,018	$(1,589,697)	$132,890,502

During the quarter ended September 30, 2009, the Company sold US agency debt securities and mortgage backed securities resulting in total proceeds of approximately $92,662,000, and recognized a net gain of approximately $3,369,000. These securities were classified as held to maturity when acquired because management’s intention was to keep them in the investment portfolio until their maturity date. However, the Company decided to sell these securities as an alternative to improve capital ratios, which requirement rose under an order of cease and desist with the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions; please refer to note 18, “Regulatory Matters”, for details.

The Company considers that this is an isolated, non recurring, and unusual event that could not have been reasonably anticipated and that was primarily caused by a significant increase in capital requirements by the regulatory agencies. In addition, consequent to the aforementioned transaction, the Company reclassified the remaining balance of $13,258,000 in held to maturity securities to the available for sale investment portfolio. This reclassification required the Company to record $1,128,000 in other comprehensive income, representing the difference between the securities amortized cost and their fair value.

During the nine-month period ended September 30, 2008, there was no sale of investment securities held to maturity.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At December 31,2008, gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

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

6.	Other Investments

Other investments at September 30, 2009 and December 31, 2008 consist of the following:

	2009	2008

FHLB stock, at cost	$10,386,000	$14,322,400
Investment in statutory trust	610,000	610,000

Other investments	$10,996,000	$14,932,400

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Loans and allowance for loan and lease losses

A summary of the Company’s loan portfolio at September 30, 2009 and December 31, 2008 is as follows:

	2009	2008
Loans secured by real estate:
Commercial and industrial	$867,627,939	$851,493,614
Construction	195,843,342	220,579,003
Residential mortgage	135,014,505	125,556,755
Consumer	2,451,797	2,445,232
	1,200,937,583	1,200,074,604

Commercial and industrial	204,733,938	263,331,838
Consumer	43,520,003	49,414,894
Lease financing contracts	184,874,581	267,324,959
Overdrafts	1,707,836	2,146,131
	1,635,773,941	1,782,292,426

Deferred loan origination costs, net	(142,562)	455,051
Unearned finance charges	(506,322)	(569,313)
Allowance for loan and lease losses	(45,969,169)	(41,639,051)
Loans, net	$1,589,155,888	$1,740,539,113

The following is a summary of information pertaining to impaired loans at September 30, 2009 and December 31, 2008:

	2009	2008

Impaired loans with related allowance	$142,358,000	$137,109,000
Impaired loans that did not require allowance	251,128,000	127,134,000

Total impaired loans	$393,486,000	$264,243,000

Allowance for impaired loans	$21,481,000	$22,381,000

As of September 30, 2009 and 2008, loans in which the accrual of interest has been discontinued amounted to $174,230,000 and $92,326,000, respectively. If these loans had been accruing interest, the additional interest income realized would have been approximately $8,291,000 and $4,967,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following analysis summarizes the changes in the allowance for loan and lease losses for the nine month period ended September 30:

	2009	2008

Balance, beginning of period	$41,639,051	$28,137,104
Provision for loan and lease losses	35,984,000	25,799,800
Loans and leases charged-off	(33,487,080)	(22,025,707)
Recoveries	1,833,198	1,731,992

Balance, end of period	$45,969,169	$33,643,190

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Deferred Tax Asset

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$17,927,976	$16,239,230
Unrealized loss on securities available for sale	772,157	124
Net operating losses carryforward	21,584,061	7,094,665
Other temporary differences	1,350,514	1,099,323

Deferred tax assets	41,634,708	24,433,094

Deferred tax liabilities:
Deferred loan origination costs, net	–	(177,470)
Servicing assets	(556,583)	(346,992)
Fair value adjustments on loans	(36,987)	(82,736)

Deferred tax liabilities	(593,570)	(607,198)

Valuation allowance on deferred tax asset	(13,200,679)	–

Net deferred tax asset	$27,840,459	$23,825,896

The company assesses the realization of its deferred tax assets at each reporting period based on FASB ASC 740 “Income Taxes”.  FASB ASC 740 requires that a deferred tax asset should be reduced by a valuation allowance if it is more likely than not that some portion or all deferred tax asset will not be realized based on the available evidence. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  The determination of whether a deferred tax asset is realizable is based on weighing all positive or negative available evidence.  In assessing the viability of deferred tax assets, management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The significant component of the deferred income tax benefits was the increase in the allowance for loan and lease losses and net operating losses carry forward.

The Company operations reflected a three year cumulative taxable loss position   Although this cumulative taxable loss position is considered significant negative evidence, the Company expects to raise new capital in a short-term period, which will allow it to better position the net interest earning assets accompanied with a structured growth and an operating costs reduction strategy.  Based on this, the Company had re-evaluated its projections and tax strategies for the allowed carryforward period.  The Company believes that the short-term expectation of raising new capital, in conjunction with the ability to move currently exempt income to taxable income, is sufficient positive evidence that overweight negative evidence, which allow the Company to still rely on projections in order to measure the deferred tax assets valuation allowance.  As of September 30, 2009, the Company had deferred tax assets, net of deferred tax liabilities of approximately $41,041,000 with a valuation allowance of $13,201,000.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2009 and December 31, 2008 the Company had net operating losses of approximately $55,343,000 and $18,191,000, respectively; which expires as follow:

Expiration
Date	Net operating loss carryforward
2015	$18,191,000
2016	37,152,000
$55,343,000

9.	Other Assets

Other assets at September 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Merchant credit card items in process of collection	$2,346,227	$2,930,325
Auto insurance claims receivable on repossessed vehicles	539,884	866,805
Accounts receivable	3,131,736	1,198,087
Other real estate, net of valuation allowance of $700,698 in September 30, 2009 and $121,888 in December 31,2008	13,910,290	8,759,307
Other repossessed assets, net of valuation allowance of $312,893 in September 30, 2009 and $633,165 in December 31, 2008, respectively	2,377,825	4,747,048
Prepaid expenses and deposits	7,006,076	6,264,994
Net servicing assets	2,048,571	1,220,243
Other	9,246,278	7,337,319
	$40,606,887	$33,324,128

Other repossessed assets are presented net of an allowance for losses.  The following analysis summarizes the changes in the allowance for losses for the nine-month period ended September 30:

	2009	2008

Balance, beginning of period	$633,165	$565,767
Provision for losses	406,249	984,940
Net charge-offs	(726,521)	(825,001)

Balance, end of period	$312,893	$725,706

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Deposits

Total deposits as of September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Non interest bearing deposits	$101,473,113	$108,645,242

Interest bearing deposits:
NOW & Money Market	60,578,223	59,309,057
Savings	105,796,384	104,424,319
Regular CD's & IRAS	160,116,384	109,731,499
Jumbo CD's	406,380,967	278,383,616
Brokered Deposits	1,318,098,016	1,423,814,311

	2,050,969,974	1,975,662,802

Total Deposits	$2,152,443,087	$2,084,308,044

The Bank evaluated its dependency risk on broker dealers and the possibility of a near term severe impact, as defined on FASB ASC 275, “Risks and Uncertainties”, and concluded that the Bank relies on broker deposits as a short-term funding source to meet its liquidity needs.  Broker deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce the Bank’s net interest spread and net interest margin.  In addition, broker deposit funding sources may be more sensitive to significant changes in the Bank’s financial condition. The ability to continue to acquire broker deposits is subject to the Bank ability to price these deposits at competitive levels, which may substantially increase the funding costs, and the confidence of the market.  In addition, Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, it would be permitted to offer the higher local rate plus 75 basis points.  Because the local rates in Puerto Rico are significantly higher than the national rate, the Company intends to apply to the FDIC for permission to offer rates based on its higher local rates but it can make no assurances that such permission will be granted.  Even though the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.

Although the Bank regulatory capital ratios currently exceed the minimum levels required to be “well capitalized” under the regulatory framework for prompt corrective action, the Bank is deemed to be “adequately capitalized” as a consequence of the recently issued order to cease and desist that contains requirements to meet and maintain specific capital levels.  As a result, the Bank is currently restricted from using broker deposits as a short-term funding source unless it obtains a waiver from the FDIC.  These restrictions on the Bank’s ability to participate in this market could place limitations on its growth strategy or could result in the participation in other more expensive funding sources.  The Bank has applied for and has received a waiver from the FDIC that allows the Company to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79,000,000.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79,000,000, the Bank will be required to obtain an additional waiver from the FDIC and the Company can make no assurances that such a waiver will be granted.  In addition, the Bank can make no assurances that it will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with past results.  These restrictions could materially and adversely impact the Bank’s ability to generate sufficient deposits to maintain an adequate liquidity position.  For more details on the order to cease and desist issued by the FDIC, please refer to “Note 1 – Nature of Operations and Basis of Presentation” herein.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Advance from Federal Home Loan Bank

At September 30, 2009, the Company owes an advance to the FHLB as follows:

Maturity	Interest rate	2009
2014	4.38%	$354,494

Interest rates are fixed for the term of each advance and are payable on the first business day of the following month when the original maturity of the note exceeds six months.  In notes with original terms of six months or less, interest is paid at maturity. Interest payments for the nine month periods ended September 30, 2009 and 2008 amounted to approximately $135,000 and $530,000, respectively. Advances are secured by mortgage loans and securities pledged at the FHLB.  As of September 30, 2009, based on the collateral pledged at the FHLB, the Company had a borrowing capacity on additional advances of approximately $51,214,000.

12.	Derivative Financial Instruments

FASB ASC 815, “Derivatives and Hedging” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by FASB ASC 815, the Company records all derivatives on the balance sheet (in other asset or other liabilities) at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to the variation of the fair value of an asset or a liability imputable to a particular risk that has effects on the net profit is considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	2009		2008
	Notional		Notional
Description	amount	Fair value	amount	Fair value

Derivative designated as hedging instruments under FASB ASC 815

LIBOR-based interest rate swaps	$-	$-	$14,000,000	$12,959

Derivatives not designated as hedging instruments under FASB ASC 815

Purchased Option	$25,000,000	$15,000	$25,000,000	$110,000

Written Option	$25,000,000	$(15,000)	$25,000,000	$(110,000)

In February of 2007, the Corporation for the State Insurance Fund (FSE) for the Government of the Commonwealth of Puerto Rico invested approximately $25,000,000 in a CD indexed to a global equity basket.  The return on the CD equals 100% appreciation of the equity basket at maturity, approximately 5 years.  To protect against adverse changes in fair value of the CD, the Company purchased an option that offsets changes in fair value of the global equity basket.  Consistent with the guidance in FASB ASC 815, the equity-based return on the CD represents a written option and is bifurcated and accounted for separately from the debt host as a derivative.  Both the embedded equity-based return derivative and the purchased option are adjusted to their respective fair values through earnings.  As the values of the two derivatives are equal and offset each other, the net effect on earnings is zero.  At September 30, 2009, $15,000 was included in other assets and other liabilities related to the purchased option and equity-based return derivative.

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

The Company has agreements with each of its derivative counterparties that contain standard default provisions, such that if the Company were to default on any of its indebtedness, then it could also be declared in default on its derivative obligations.  However, as of September 30, 2009, the Company has not posted any collateral related to these agreements and is not in a net liability position with any of its derivative counterparties.

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

Interest expense on notes payable to statutory trusts amounted to approximately $656,000 and $1,011,000 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company had accrued $436,000 in interest payable.

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

During the quarters ended March 31, 2009 and September 30, 2009, the Company sold to a third party lease financing contracts with carrying values of approximately $19,608,000 and $15,699,000, respectively.  In these sales, the Company retained servicing responsibilities, and servicing assets of $1,171,000 and $671,000 were recognized, respectively. The estimated fair value of related servicing asset as of March 31, 2009 and September 30, 2009 were approximately $1,171,000 and $671,000, respectively. Such fair values were estimated by an independent financial advisor using the present value of expected cash flows associated with the servicing assets taking into account annual prepayment assumptions of 18.36% and 16.56%, discount rates of 10.00% and 8.32%, and weighted average portfolio lives of 3.93 and 3.46years, respectively. The Company surrendered control of the lease financing receivables, as defined by FASB ASC 860, “Transfers and Servicing”, and accounted for these transactions as sales and recognized net gains of approximately $757,000 and $420,000, respectively. Under the terms of the transactions, the Company has limited recourse obligations to repurchase defaulted leases up to 5% of the outstanding aggregate principal lease balance as of the cut-off date of all leases purchased.  As of September 30, 2009, total amount accrued on books related to recourse liability amounted to approximately $621,000.

A summary of servicing assets as of September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Servicing assets
Balance, beginning of year	$1,221,542	$148,880
Servicing retained on lease financing contracts sold	1,842,158	2,166,113
Amortization	(1,013,830)	(1,093,451)

Balance, end of period	$2,049,870	$1,221,542

Valuation allowance for servicing assets
Balance, beginning of year	$1,299	$1,299

Total valuation allowance	1,299	1,299

Balance, end of period, net	$2,048,571	$1,220,243

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the quarter ended September 30, 2009 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 16.56%, a discount rate of 8.32% and a weighted average portfolio life of 3.46 years.  During the quarter ended December 31, 2008 the Company evaluated the fair value of servicing assets for impairment using the present value of expected cash flows associated with the servicing assets, taking into account a prepayment assumption of 18.24%, a discount rate of 9.00% and a weighted average portfolio life of 2.73 years.  There were no custodial escrow balances maintained in connection with serviced leases as of September 30, 2009 and December 31, 2008.

The estimated aggregate amortization expense related to servicing assets for the next years is as follows:

2009	$409,423
2010	1,075,078
2011	424,054
Thereafter	141,315
$2,049,870

During the nine month periods ended September 30, 2009 and 2008, the Company sold to third parties approximately $4,076,000 and $21,671,000 of mortgage loans, respectively. The Company surrendered control of the mortgage loans receivables, including servicing rights, as defined by FASB ASC 860, “Transfers and Servicing”, and accounted for these transactions as a sale. The net proceeds from the sale from such loans amounted to approximately $4,160,000 and $21,894,000, resulting in a gain of approximately $84,000 and $223,000 during the nine month periods ended 2009 and 2008, respectively.

16.	Stock Transactions

For the nine month period ended September 30, 2009, the Company did not issue common stock shares. During the second quarter of 2009, the company repurchases 300 unvested restricted shares from former employees for a total of $1,185.  These restricted shares were originally granted in April 2004.

During the first quarter of 2008, the Company issued 407,000 of the common stock shares through stock options exercised, for a total of $2,029,000. During the third quarter of 2008, the company repurchased 800 unvested restricted shares from former employees for a total of $6,504.  These restricted shares were originally granted in April 2004.

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

Fair values are estimated for portfolios of loans with similar financial characteristics in accordance with FASB ASC 825, “Financial Instruments”.  Loans are segregated by type such as commercial, consumer, mortgage, and other loans.  Each loan category is further segmented into fixed and adjustable interest rate terms.

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

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, money market, and checking accounts is equal to the amount payable on demand as of September 30, 2009 and December 31, 2008.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

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

Following are the carrying amount and fair value of financial instruments as of September 30, 2009 and December 31, 2008:

	2009		2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	$254,571,013	$254,571,013	$88,146,164	$88,146,164
Securities purchased under agreements to resell	21,027,247	21,027,247	24,486,774	24,486,774
Investment securities available for sale	814,444,679	814,444,679	751,016,565	751,016,565
Investment securities held to maturity	—	—	132,798,181	132,890,503
Other investments	10,996,000	10,996,000	14,932,400	14,932,400
Loans held for sale	78,219	78,219	1,873,445	1,873,445
Loans, net	1,589,155,888	1,576,959,652	1,740,539,113	1,729,938,119
Derivatives - Purchased Option	15,000	15,000	110,000	110,000
Accrued interest receivable	13,827,991	13,827,991	14,614,445	14,614,445

Financial liabilities:
Deposits	2,152,443,087	2,223,495,929	2,084,308,044	2,114,507,829
Securities sold under agreements to repurchase	468,675,000	472,435,569	556,475,000	573,390,657
Advances from FHLB	354,494	378,267	15,398,041	15,431,886
Note payable to statutory trust	20,619,000	20,618,819	20,619,000	20,621,127
Accrued interest payable	13,268,954	13,268,954	16,073,737	16,073,737
Derivatives - Interest Rate Swaps	—	—	12,959	12,959
Derivatives - Written Option	15,000	15,000	110,000	110,000

FASB ASC 820, “Fair Value Measurements and Disclosures”, emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The fair values of call options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if the values of a global equity basket of indices rise above the strike price of the caps for 100% appreciation of a global equity basket.  The appreciation of a global equity basket used in the calculation of projected receipts on the cap are based on an expectation of future appreciation of a global equity basket value, derived from observable market appreciation of a global equity basket value curves and volatilities.   To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	September 30, 2009	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$814,444,679	$—	$612,592,653	$201,852,026
Purchased option jumbo CD	15,000	—	15,000	—

Liabilities:
Embedded option jumbo CD	$15,000	$—	$15,000	$—

		Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable
		for identical	inputs	inputs
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$751,016,565	$—	$530,362,366	$220,654,199
Purchased option jumbo CD	110,000	—	110,000	—
FVH swaps valuation	12,959	—	12,959	—

Liabilities:
Embedded option jumbo CD	$110,000	$—	$110,000	$—

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The activity in assets measured at fair value in a recurring basis using significant unobservable inputs (level 3) as September 30, 2009 and December 31, 2008 consisted of the following:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available for Sale Securities
	September 30, 2009	December 31, 2008
Beginning Balance	$220,654,199	$178,321,255
Net other comprehensive income (loss)	3,667,147	(23,816,803)
Other than temporary impairment recognized in operations	(733,931)	-
Amortization and Accretion included in operations	1,219,561	1,023,980
Purchases, issuances, and settlements	32,666,905	103,884,868
Prepayments and maturities	(59,531,387)	(38,759,100)
Charge-off	(3,000,000)	-
Reclassifications	13,258,063	-
Sale	(6,348,531)	-
Ending Balance	$201,852,026	$220,654,199

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at September 30, 2009 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable	Total gains
		for identical	inputs	inputs	(losses)
	September 30, 2009	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Repossessed asset	$1,439,973	$—	$1,208,422	$231,551	$(62,746)
Other real estate owned	2,983,932	—	2,716,932	267,000	(587,214)
Impaired loans	107,531,092	—	51,794,794	55,736,298	(6,550,563)

Fair Value Measurement at December 31, 2008 using
		Quoted prices in	Significant other	Significant
		active markets	observable	unobservable	Total gains
		for identical	inputs	inputs	(losses)
	December 31, 2008	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$95,220,267	$—	$60,096,242	$35,124,025	$(19,133,238)

The following represent a summary of the assumptions using significant unobservable inputs (Level 3) and impairment charges recognized during the period:

Repossessed assets, which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $63,000, which was included in earnings for the period. Those assets using significant unobservable inputs (level 3) are based in the physical condition of the repossessed asset and the Company experience while disposing similar asset.

Other real estate owned (OREO) which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $587,000, which was included in earnings for the period.  Those assets using significant unobservable inputs (level 3) are based on physical condition of the OREO and the Company experience while disposing similar assets.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $107,531,000, net of a valuation allowance of $19,478,000, resulting in an additional provision for loan losses of $6,551,000 for the nine month period ended September 30, 2009.  Those assets using significant unobservable inputs (level 3) are based in the physical condition of the collateral and the Company experience while disposing similar assets.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (Leverage) (as defined).  Although the Bank regulatory capital ratios currently exceed the minimum levels required to be “well capitalized” under the regulatory framework for prompt corrective action, the Bank is deemed to be “adequately capitalized” as a consequence of the recently issued order to cease and desist that contains requirements to meet and maintain specific capital levels.  As a result, the Bank is currently restricted from using broker deposits as a short-term funding source unless it obtains a waiver from the FDIC.  These restrictions on the Bank’s ability to participate in this market could place limitations on its growth strategy or could result in the participation in other more expensive funding sources.  The Bank has applied for and has received a waiver from the FDIC that allows the Company to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79,000,000.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79,000,000, the Bank will be required to obtain an additional waiver from the FDIC and the Company can make no assurances that such a waiver will be granted.  In addition, the Bank can make no assurances that it will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with past results.  These restrictions could materially and adversely impact the Bank’s ability to generate sufficient deposits to maintain an adequate liquidity position.

On September 1, 2009, Eurobank consented to the issuance by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions of an order to cease and desist (the “Order”).  Under the terms of the Order, which was issued and became effective on October 9, 2009, Eurobank is required to, among other things: (1) develop a management plan to address certain deficiencies noted by the Bank’s regulatory authorities with respect to the Bank’s management and staffing needs; (2) increase the Board’s participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives; (3) prepare and submit to the FDIC enhanced loan policies and procedures that address certain recommendations noted by the Bank’s regulatory authorities; (4) improve its lending and credit administration function through the enhancement of loan review procedures and loan documentation procedures, and the reduction of classified and delinquent loans through aggressive workout programs; (5) establish an adequate and effective appraisal compliance program, including enhancing the Bank’s appraisal policy; (6) eliminate all items classified as “loss” which have not previously been charged off or collected; (7) formulate a written plan to reduce the Bank’s exposure to certain classified assets; (8) not extend any additional credit to certain borrowers who have a loan or other extension or credit that is classified unless there is a written statement giving the reasons why such credits are in the best interest of the Bank, improves the Bank’s position and is in compliance with the Bank’s loan policy; (9) maintain, through charges to current operating income, an adequate allowance for loan and lease losses; (10) formulate and submit to the FDIC a written profit plan and comprehensive budget plan for the remainder of 2009 and for each year thereafter; (11) maintain a ratio of Tier 1 capital to total assets of at least 6.5% as of December 31, 2009 and 7% as of March 31, 2010, and a ratio of qualifying total capital to risk-weighted assets of at least 11% as of December 31, 2009; (12) develop and submit to the FDIC a written plan for systematically reducing and monitoring the Bank’s portfolio of loans, securities, or other extensions of credit advanced or committed to or for the benefit of any borrowers in commercial real estate and acquisition, development and construction to an amount that is commensurate with the Bank’s business strategy, management expertise, size and location; (13) submit to the FDIC a revised and comprehensive funds management and liquidity plan; (14) develop and submit to the FDIC a comprehensive business/strategic plan covering an operating period of at least three years; (15) cease soliciting, accepting, renewing or rolling over any brokered deposits without the prior consent of the FDIC; (16) engage a qualified independent firm to conduct a review of account and transaction activity under the Bank Secrecy Act/Anti Money Laundering to determine whether suspicious activity and transactions through the Bank were properly identified and reported in accordance with laws and regulations; (17) not declare or pay any cash dividends, pay any management fees, or make any payments to or for the benefit of the Bank’s holding company or other affiliates without the prior consent of the FDIC; and (18) establish a compliance committee of at least three non-employee directors whose responsibilities include monitoring and coordinating the Bank’s compliance with the Order.  The Company can offer no assurance that the bank will be able to meet the deadlines imposed by the Order.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

EBS Overseas, Inc., a Puerto Rico international banking entity and wholly-owned subsidiary of Eurobank, is a party to certain repurchase agreements involving various mortgage backed securities and collateralized mortgage obligations.  Certain of these agreements are guaranteed by Eurobank.  As of September 30, 2009, EBS Overseas’ repurchase obligations totaled $316,275,000.  Under certain of these repurchase agreements, the issuance of the Order and Eurobank’s regulatory capital category may constitute an event of default or termination event that could require the early repurchase of the securities sold under the repurchase agreements at a substantial premium.  The early repurchase of securities sold under these repurchase agreements could result in an estimated repurchase premium of approximately $18,205,000.

In addition to the FDIC Order, the Company has entered into a Written Agreement with the Federal Reserve Bank of New York effective as of September 30, 2009.  Under the terms of the Written Agreement, the Company is required to submit a capital plan and maintain regular reporting to the Federal Reserve.  The Company has agreed to take certain actions that are designed to maintain its financial soundness in order that it may continue to serve as a source of strength to the Bank.  In addition, the written Agreement requires prior approval relating to the payment of dividends and distributions, incurrence of debt, and the purchase or redemption of stock.  The Company can offer no assurance that will be able to meet the deadlines imposed by the Written Agreement.

The Order and the Written Agreement will remain in effect until modified, terminated, suspended or set aside by the FDIC or the Federal Reserve, as applicable.  The failure or inability to comply with these regulatory enforcement actions could subject the Company, the bank and their respective directors to additional regulatory actions and could result in the forced disposition of the bank.  Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

(continued)

EUROBANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2009 and December 31, 2008, required and actual regulatory capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be	Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$176,144	10.05%	$ > 140,247	> 8.00%	N/A
Eurobank	176,408	10.06	> 140,230	> 8.00	> 175,287	> 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	154,136	8.79	> 70,124	> 4.00	N/A
Eurobank	154,403	8.81	> 70,115	> 4.00	> 105,172	> 6.00
Leverage (to average assets)
EuroBancshares, Inc	154,136	5.49	>112,375	> 4.00	N/A
Eurobank	154,403	5.50	>112,340	> 4.00	>140,426	> 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	$ > 162,752	> 8.00%	N/A
Eurobank	206,422	10.15	> 162,732	> 8.00	> 203,415	> 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99	> 81,376	> 4.00	N/A
Eurobank	180,792	8.89	> 81,366	> 4.00	> 122,049	> 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55	> 111,803	> 4.00	N/A
Eurobank	180,792	6.47	> 111,764	> 4.00	> 139,705	> 5.00

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents our consolidated financial condition and results of operations for the quarter ended September 30, 2009 and 2008.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 and in the “Risk Factors” section of this Quarterly Report on Form 10-Q, including the following:

•
we are subject to additional regulatory oversight as a result of the regulatory written agreement we entered with the Federal Reserve Bank of New York effective on September 30, 2009, and the order to cease and desist Eurobank received from the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions on October 6, 2009:

•
we may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline or in the event that we are unable to comply with our regulatory enforcement actions;

•	we may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed;

•	the unprecedented levels of market volatility may adversely impact our ability to access capital or our business, financial condition and results of operations;

•	concern of customers over deposit insurance may cause a decrease in deposits;

•	our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings;

•
we rely heavily on wholesale funding sources to meet our liquidity needs, such as brokered deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.  In addition, we are currently restricted from using broker deposits as a funding source unless we obtain a waiver from the FDIC;

•	we may be restricted in paying deposit rates above a national rate, which may adversely affect our ability to maintain and increase our deposit levels;

•
our international banking entity subsidiary, EBS Overseas, Inc., is a party to certain repurchase agreements that may require early termination as a result of the issuance of the Order to Cease and Desist and Eurobank’s inability to remain well-capitalized for regulatory capital purposes;

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

•	further adverse changes in domestic or global economic conditions, especially in the Commonwealth of Puerto Rico, could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the Puerto Rico real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	we currently do not intend to pay dividends on our common stock. In addition, our future ability to continue paying dividends on our preferred stock is currently subject to restrictions;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•	the market for our common stock is limited, and potentially subject to volatile changes in price;

•	holders of our Series A Preferred Stock may be able to alter the composition of our Board of Directors;

•	we face substantial competition in our primary market area;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we could be negatively impacted by additional downturns in the Puerto Rican economy; and

•	we may not realize the full value of our deferred tax assets;

These factors, the risk factors referred in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 and those in the “Risk Factors” section of this Quarterly Report on Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a diversified bank holding company headquartered in San Juan, Puerto Rico, offering a broad array of financial services through our wholly-owned banking subsidiary, Eurobank, and its wholly-owned insurance agency subsidiary, EuroSeguros, Inc.  As of September 30, 2009, we had, on a consolidated basis, total assets of $2.807 billion, net loans and leases of $1.592 billion, total investments of $825.4 million, total deposits of $2.152 billion, other borrowings of $489.6 million, and stockholders’ equity of $138.5 million.  We currently operate through a network of 25 branch offices located throughout Puerto Rico.  Although in the past we have sought to further develop our footprint throughout the entire island by opening branches along the main vehicular arteries that circle Puerto Rico, we will be taking steps to close our branch locations in Fajardo, Cayey and Cabo Rojo, effective as of December 31, 2009, following our evaluation of the effectiveness and viability of our branch locations.  We focus our core banking franchise on commercial loans, investments, and business transaction accounts.

Key Performance Indicators at September 30, 2009

We believe the following were key indicators of our performance and results of operations through the third quarter of 2009:

•	our total assets decreased to $2.807 billion, or by 2.49% on an annualized basis, at the end of the third quarter of 2009, from $2.860 billion at the end of 2008;

•
total cash and cash equivalents increased to $254.6 million, or by 251.74% on an annualized basis, at the end of the third quarter of 2009, from $88.1 million at the end of 2008, resulting primarily from the net effect of: the sale of securities, prepayments of principal in our investment and loans portfolios, increase in deposits, and repayment of other borrowings;

•
our net loans and leases decreased to $1.589 billion at the end of the third quarter of 2009, representing an annualized decrease of 11.60%, from $1.741 billion at the end of 2008, including the sale of $35.3 million in lease financing contracts during the first and third quarter of 2009;

•
our investment securities decreased to $825.4 million, or 10.88% on an annualized basis, at the end of the third quarter of 2009, from $898.7 million at the end of 2008, including the sale of $448.6 million in securities during the nine months ended September 30, 2009;

•	our total deposits increased to $2.152 billion, or by 4.36% on an annualized basis, at the end of the third quarter of 2009, from $2.084 billion at the end of 2008;

•	other borrowings decreased to $489.6 million, or by 23.14% on an annualized basis, at the end of the third quarter of 2009, from $592.5 million at the end of 2008;

•	our nonperforming assets increased to $223.2 million, or by 34.39% on an annualized basis, at the end of the third quarter of 2009, from $177.4 million at the end of 2008;

•	our total revenue increased to $43.4 million in the third quarter of 2009, representing an increase of 1.79%, from $42.7 million in the same period of 2008;

•
our net interest margin and spread on a fully taxable equivalent basis changed to 1.74% and 1.55% for the third quarter of 2009 respectively, from 2.57% and 2.26%, respectively, for the same period in 2008;

•	our provision for loan and lease losses increased to $17.6 million in the third quarter of 2009, representing an increase of 120.40%, from $8.0 million in the same period of 2008;

•	our total noninterest income increased to $11.9 million in the third quarter of 2009, representing an increase of 389.18%, from $2.4 million in the same period of 2008;

•	our total noninterest expense increased to $14.1 million in the third quarter of 2009, representing an increase of 5.11%, from $13.5 million in the same period of 2008; and

•	for the third quarter of 2009 we recorded an income tax benefit of $1.9 million, compared to an income tax benefit of $2.5 million in the same period in 2008.

These items, as well as other factors, resulted in a net loss of $7.4 million for the third quarter of 2009 compared to a net loss of $788,000 for the same period in 2008, or $(0.38) per common share for the third quarter of 2009 compared to $(0.05) per common share for the same period in 2008, assuming dilution.  Key performance indicators and other factors are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any partial charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.  The allowance for loan and lease losses is an estimate to provide for probable losses that may have been incurred in our loan and lease portfolio.  The allowance for loan and lease losses amounted to $46.0 million, $41.6 million and $33.6 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Losses charged to the allowance amounted to $33.5 million for the nine months ended September 30, 2009, compared to $22.0 million for the same period in 2008.  Recoveries were credited to the allowance in the amounts of $1.8 million and $1.7 million for the same periods, respectively.  For additional information on the allowance for loan and lease losses, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

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

To estimate the fair value of servicing assets we consider prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense, including discount rates, anticipated prepayment and credit loss rates.  For purposes of evaluating and measuring impairment of capitalized servicing assets, we evaluate separately servicing retained for each loan portfolio sold.  The amount of impairment recognized, if any, is the amount by which the capitalized servicing assets exceed its estimated fair value.  Impairment is recognized through a valuation allowance with changes included in current operations for the period in which the change occurs.  As of September 30, 2009, we utilized the following key assumptions for the impairment analysis of the servicing assets related to the sales of lease financing contracts completed in September 2009, March 2009 and March 2008:  prepayment rate of 16.56%; weighted average life of 3.46 years; and a discount rate of 8.32%.  This impairment analysis revealed that there was no impairment.  Servicing assets are included as part of other assets in the balance sheets.  Servicing assets’ book value amounted to $2.0 million, $1.2 million and $1.5 million as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

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

As of September 30, 2009, our OREO consisted of 66 properties with an aggregate value of $13.9 million, compared to 36 properties with an aggregate value of $8.8 million as of December 31, 2008, and 32 properties with an aggregate value of $7.1 million as of September 30, 2008.  During the quarter and nine months ended September 30, 2009, two OREO properties and five OREO properties were sold, respectively, resulting in a $8,000 total gain for the quarter and a year-to-date total loss of $49,000, compared to one OREO properties and 25 OREO properties sold during the same periods in 2008, resulting in no loss for the Company during the third quarter of 2009 and a year-to-date total gain of $44,000 at September 30, 2008, respectively.

Other repossessed assets amounted to $2.4 million, $4.7 million and $5.3 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Other repossessed assets are mainly comprised of vehicles from our leasing operation and boats from our marine loans portfolio.

We monitor the total loss ratio on sale of repossessed vehicles, which is determined by dividing the sum of declines in value, repairs, and gain or loss on sale by the book value of repossessed assets sold at the time of repossession.  Repossessed vehicles amounted to $2.0 million, $3.5 million and $4.3 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The total loss ratio on sale of repossessed vehicles for the quarter and nine months ended September 30, 2009 was 4.5% and 5.9%, respectively, compared to 13.43% and 14.16% for the same periods in 2008.  These decreases resulted mainly from the combined effect of an increase in the volume of repossessed vehicles sold and a reduction in related repair expenses.  As of September 30, 2009, we had 179 repossessed vehicles in inventory, compared to 297 units and 334 units as of December 31, 2008 and September 30, 2008, respectively.

Total repossessed boats amounted to $401,000, $1.2 million and $994,000 as of September 30, 2009 and December 31, 2008 and September 30, 2008, respectively.  For the quarter and nine months ended September 30, 2009, the total loss on sale of repossessed boats was $231,000 and $643,000, respectively, compared to a loss of $189,000 and $358,000 for the same periods in 2008.  This increase was primarily attributable to our strategy of being more aggressive in the sale of repossessed boats to expedite their disposition and avoid build-up of inventory. During the nine months ended September 30, 2009, we sold 13 boats and repossessed six boats, compared to 19 boats sold and 14 boats repossessed during the same period in 2008.  Our inventory of repossessed boats totaled eight units as of September 30, 2009, compared to 13 units as of September 30, 2008.  As of September 30, 2009 and December 31, 2008, our boat financing portfolio amounted to $27.5 million and $30.3 million, respectively.

There was no repossessed equipment as of September 30, 2009.  Repossessed equipment amounted to $6,000 and $12,000 as of December 31, 2008 and September 30, 2008, respectively.  For the quarter and nine months ended September 30, 2009, the total amount of repossessed equipment sold amounted to $86,200 and $235,000, respectively, resulting in a total gain of $8,000 and $24,000 for those same periods, compared to $52,000 and $249,000 in equipment sold during the same periods in 2008, resulting in a total gain of $2,000 and $19,000, respectively.

For additional information relating to OREO and the composition of other repossessed assets, see the section of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets.”

Deferred Tax Asset

The deferred tax asset reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation for futures taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As of September 30, 2009, we had net deferred tax assets of $27.8 million, compared to $23.8 million as of December 31, 2008.  After considering a valuation allowance of $13.2 million, we believe it is more likely than not that the benefits of the carrying net amount of these deductible differences as of September 30, 2009 will be realized.  For additional information on income taxes, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Provision for Income Taxes.”

Investment Securities

We review the investment portfolio based on the provisions of FASB ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement,” which we adopted for the quarter ended March 31, 2009. FASB ASC 320-10-35 requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  For additional information on the adoption of FASB ASC 320-10-35 and investment securities, please refer to the “Note 2 – New Accounting Pronouncements” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Financial Condition – Investment Securities.”

Results of Operations for the quarter and nine months ended September 30, 2009

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

Net interest income decreased by 33.14%, or $5.2 million, and by 20.43%, or $9.3 million, to $10.5 million and $36.4 million in the quarter and nine-month period ended September 30, 2009, from $15.8 million and $45.7 million for the same periods in 2008.  This decrease resulted from the net effect of a net increase in volumes and a net decrease in rates as shown on tables on page 39.

Total interest income amounted to $31.6 million and $101.1 million for the quarter and nine months ended September 30, 2009, respectively, compared to $40.2 million and $123.2 for the same periods in 2008.  These decreases in total interest income were mainly driven by the combined effect of decreased loan yields resulting primarily from interest rate cuts of 175 basis points during the fourth quarter of 2008, particularly in the yield on our commercial and construction loans with variable rates as well as the yield on recently originated loans in a lower interest rate environment, accompanied by lower average balances on interest-earning assets, primarily loans, and also by the effect caused by the increase in nonaccrual loans, as further explained below.

For the quarter and nine months ended September 30, 2009, the average interest yield on a fully taxable equivalent basis earned on net loans was 5.46% and 5.55%, respectively, compared to 6.51% and 6.72% for the same periods in 2008.  Average net loans amounted to $1.646 billion and $1.691 billion for the quarter and nine months ended September 30, 2009, compared to $1.795 billion and $1.816 billion for the same periods in 2008.  Average interest yield on a fully taxable equivalent basis earned on investments was 6.72% for the quarters ended September 30, 2009, compared to 7.37% for the same quarter in 2008, while it decreased to 7.03% for the nine-month periods ended September 30, 2009, from 7.23% for the same period in 2008.  Average investments amounted to $718.2 million and $779.4 million for the quarter and nine months ended September 30, 2009, compared to $825.4 million and $801.1 million for the same periods in 2008.

Nonaccrual loans amounted to $174.2 million and $92.3 million as of September 30, 2009 and 2008, respectively.  The increase in nonaccrual loans has adversely impacted our net interest spread and net interest margin.  If these loans had been accruing interest during the quarter and nine months ended September 30, 2009, the additional interest income realized would have been approximately $3.6 million and $8.3 million, respectively, compared to $1.6 million and $5.0 million during the same periods in 2008.

For the quarter and nine months ended September 30, 2009, our total interest expense amounted to $21.0 million and $64.8 million, respectively, compared to $24.5 million and $77.5 million for the same periods in 2008.  On a linked-quarter and year-to-date basis, the decreases resulted mainly from the net effect of a re-pricing in all deposit categories and other borrowings under a lower interest rate environment; and a net increase in average interest-bearing liabilities.  For the quarter and nine months ended September 30, 2009, the average interest rate on a fully taxable equivalent basis paid for interest-bearing liabilities decreased to 3.64% and 3.74%, respectively, from 4.43% and 4.71% for the same periods in 2008.  During the quarter and nine months ended September 30, 2009, average interest-bearing liabilities amounted to $2.537 billion and $2.538 billion, respectively, compared to $2.494 billion and $2.473 billion for the same periods in 2008.

For the third quarter of 2009, net interest margin and net interest spread on a fully taxable equivalent basis was 1.74% and 1.55%, respectively, compared to 2.57% and 2.26% for the quarter ended September 30, 2008.  Net interest margin and net interest spread on a fully taxable equivalent basis was 2.02% and 1.82% for the nine-month period ended September 30, 2009, respectively, compared to 2.44% and 2.08% for the same period in 2008.

These decreases in net interest margin and net interest spread on a fully taxable equivalent basis were mainly caused by the reduction in the interest yield on average earning assets, for the reasons previously mentioned, accompanied by the reduction in the interest rate paid on average interest-bearing liabilities, and the effect on the fully taxable equivalent margin and spread caused by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this management and discussion analysis captioned “Provision for Income Taxes”.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,645,825	$22,368	5.46%	$1,794,738	$28,964	6.51%
Securities of U.S. government agencies(3)	508,181	5,384	5.70	551,734	6,875	6.93
Other investment securities(3)	204,448	3,537	9.27	266,201	3,996	8.35
Puerto Rico government obligations(3)	5,551	66	6.53	7,423	71	5.32
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	315,500	219	0.30	26,590	177	3.35
Interest-earning time deposits	400	1	1.34	31,394	167	2.13
Total interest-earning assets	$2,679,905	$31,575	5.19%	$2,678,080	$40,250	6.69%
Total noninterest-earning assets	126,890			119,036
TOTAL ASSETS	$2,806,795			$2,797,116

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$17,212	$97	2.27%	$19,239	$152	3.18%
NOW deposits	44,836	229	2.05	47,083	307	2.61
Savings deposits	105,816	495	1.87	110,561	633	2.29
Time certificates of deposit in denominations of $100,000 or more	359,563	2,769	3.09	258,066	2,564	3.99
Other time deposits	1,517,375	12,964	3.58	1,480,104	15,596	4.56
Other borrowings	492,186	4,476	4.81	578,831	5,227	4.88
Total interest-bearing liabilities	$2,536,987	$21,030	3.64%	$2,493,884	$24,479	4.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	98,692			112,617
Other liabilities	30,068			28,892
Total noninterest-bearing liabilities	128,760			141,509
STOCKHOLDERS’ EQUITY	141,047			161,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,806,795			$2,797,116
Net interest income(4)		$10,545			$15,771
Net interest spread(5)			1.55%			2.26%
Net interest margin(6)			1.74%			2.57%

(1)
Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the quarters ended September 30, 2009 and 2008, respectively.  During the second quarter of 2009, the 39% tax rate used to calculate interest yield and expense on a fully taxable equivalent basis was reduced by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately ($395,000) and $13,000 for the quarters ended September 30, 2009 and 2008, respectively. Loans include nonaccrual loans, which balance as of September 30, 2009 and 2008 was $174.2 million and $92.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $11.7 million and $17.2 million for the quarters ended September 30, 2009 and 2008, respectively.

(5)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$1,690,652	$69,994	5.55%	$1,816,296	$90,828	6.72%
Securities of U.S. government agencies(3)	559,684	19,823	6.33	541,059	20,014	6.86
Other investment securities(3)	214,121	10,608	8.85	251,897	10,973	8.07
Puerto Rico government obligations(3)	5,580	198	6.50	8,109	274	6.26
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	216,885	494	0.33	31,185	678	3.49
Interest-earning time deposits	400	5	2.23	26,781	465	2.32
Total interest-earning assets	$2,687,322	$101,122	5.56%	$2,675,327	$123,232	6.79%
Total noninterest-earning assets	124,492			115,654
TOTAL ASSETS	$2,811,814			$2,790,981

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$18,009	$305	2.27%	$19,178	$456	3.18%
NOW deposits	43,019	663	2.06	46,200	882	2.55
Savings deposits	104,989	1,493	1.90	121,648	2,059	2.26
Time certificates of deposit in denominations of $100,000 or more	309,485	7,829	3.38	263,077	8,281	4.21
Other time deposits	1,550,994	40,950	3.71	1,453,035	49,957	4.97
Other borrowings	511,327	13,513	4.65	569,510	15,890	5.01
Total interest-bearing liabilities	$2,537,823	$64,753	3.74%	$2,472,648	$77,525	4.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	100,283			114,667
Other liabilities	27,335			30,270
Total noninterest-bearing liabilities	127,618			144,937
STOCKHOLDERS’ EQUITY	146,373			173,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,811,814			$2,790,981
Net interest income(4)		$36,369			$45,707
Net interest spread(5)			1.82%			2.08%
Net interest margin(6)			2.02%			2.44%

(1)
Interest yield and expense is calculated on a fully taxable equivalent basis assuming a 39% tax rate for each of the nine-month periods ended September 30, 2009 and 2008, respectively.  During the first nine months of 2009, the 39% tax rate used to calculate interest yield and expense on a fully taxable equivalent basis was reduced by the special income tax of 5% imposed by the Puerto Rico Act No. 7 on the net income of international banking entities, as discussed further in the section of this discussion and analysis captioned “Provision for Income Taxes.”

(2)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan (fees)/costs were approximately ($807,000) and $91,000 for the nine months ended September 30, 2009 and 2008, respectively. Loans include nonaccrual loans, which balance as of September 30, 2009 and 2008 was $174.2 million and $92.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

(3)	Available-for-sale investments are adjusted for unrealized gain or loss.

(4)	Net interest income on a tax equivalent basis was $40.7 million and $49.0 million for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Represents the rate earned on average interest-earning assets less the rate paid on average interest-bearing liabilities on a fully taxable equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2009 Over 2008 Increases/(Decreases) Due to Change in			Nine Months Ended September 30, 2009 Over 2008 Increases/(Decreases) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
INTEREST EARNED ON:
Net loans(1)	$(2,403)	$(4,193)	$(6,596)	$(6,283)	$(14,551)	$(20,834)
Securities of U.S. government agencies	(543)	(948)	(1,491)	689	(880)	(191)
Other investment securities	(927)	468	(459)	(1,646)	1,281	(365)
Puerto Rico government obligations	(18)	13	(5)	(85)	9	(76)
Securities purchased under agreements to resell, federal funds sold, and other interest-earning deposits	1,923	(1,881)	42	4,037	(4,221)	(184)
Interest-earning time deposits	(165)	(1)	(166)	(458)	(2)	(460)

Total interest-earning assets	$(2,133)	$(6,542)	$(8,675)	$(3,746)	$(18,364)	$(22,110)

INTEREST PAID ON:
Money market deposits	$(16)	$(39)	$(55)	(28)	$(123)	(151)
NOW deposits	(15)	(63)	(78)	(61)	(158)	(219)
Savings deposits	(27)	(111)	(138)	(282)	(284)	(566)
Time certificates of deposit in denominations of $100,000 or more	1,008	(803)	205	1,461	(1,913)	(452)
Other time deposits	393	(3,025)	(2,632)	3,368	(12,375)	(9,007)
Other borrowings	(782)	31	(751)	(1,623)	(754)	(2,377)

Total interest-bearing liabilities	$561	$(4,010)	$(3,449)	$2,835	$(15,607)	$(12,772)

Net interest income	$(2,694)	$(2,532)	$(5,226)	$(6,581)	$(2,757)	$(9,338)

(1)
The amortization of net loan costs or fees have been included in the calculation of interest income.  Net loan fees were approximately $395,000 and $807,000 for the quarter and nine months ended September 30, 2009, respectively, compared to net loan costs of $13,000 and $91,000 for the same periods in 2008.  Loans include nonaccrual loans, which balance as of September 30, 2009 and 2008 was $174.2 million and $92.3 million, respectively, and are net of the allowance for loan and lease losses, deferred fees, unearned income, and related direct costs.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the quarter and nine months ended September 30, 2009 was $17.6 million and $36.0 million, respectively, or 122.58% and 113.68% of net charge-offs, compared to $8.0 million and $25.8 million, or 177.61% and 127.13% of net charge-offs, for the same periods in 2008.  These increases were mainly concentrated in general and specific allowances on the commercial and construction loan portfolios, primarily required because of distressed economic conditions, decreases in property values and low demand on certain areas.

The evaluation of the provision for loan losses also takes into consideration non-performing loan levels. Non-performing loans amounted to $206.9 million as of September 30, 2009, compared to $162.7 million as of September 30, 2008.  This increase was mainly concentrated in construction loans attributable to the continued distressed economic conditions, as previously mentioned.

The provision for loan and lease losses is part of the continuous evaluation of the allowance for loans and lease losses.  The periodic evaluation of the allowance for loan and lease losses considers the level of net charge-offs, nonperforming loans, delinquencies, related loss experience and overall economic conditions.

For more detail on impairments and charge-offs, please refer to the sections of this discussion and analysis captioned “Nonperforming Loans, Leases and Assets” and “Allowance for Loan and Lease Losses.”

Noninterest Income

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(1,877)	(15.8)%	$-	-%
Portion of loss recognized in other comprehensive income	1,626	13.7	-	-
Net impairment losses recognized in earnings	(251)	(2.1)	-	-
Gain on sale of securities	9,391	79.1	191	7.9
Service charges and other fees	2,330	19.6	2,466	101.6
Gain on sale of loans and leases, net	387	3.3	48	2.0
Loss on sale of repossessed assets and on disposition of other assets, net	8	0.1	(280)	(11.5)

Total noninterest income	$11,865	100.0%	$2,425	100.0%

	Nine Months Ended September 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$(19,160)	(92.9)%	$-	-%
Portion of loss recognized in other comprehensive income	15,426	74.8	-	-
Net impairment losses recognized in earnings	(3,734)	(18.1)	-	-
Gain on sale of securities	16,954	82.2	191	2.1
Service charges and other fees	6,513	31.6	8,108	87.1
Gain on sale of loans and leases, net	1,202	5.8	1,400	15.1
Loss on sale of repossessed assets and on disposition of other assets, net	(315)	(1.5)	(399)	(4.3)

Total noninterest income	$20,620	100.0%	$9,300	100.0%

Our total noninterest income for the quarter and nine months ended September 30, 2009 was $11.9 million and $20.6 million, respectively, compared to $2.4 million and $9.3 million for the same periods in 2008.  For the quarter and nine months ended September 30, 2009, annualized noninterest income represented approximately 1.69% and 0.98% of average assets, respectively, compared to 0.35% and 0.44% for the same periods in 2008.

During the quarter and nine months ended September 30, 2009, we recognized a $9.4 million and $17.0 million gain on the sale of $252.7 million and $448.6 million in investment securities, respectively, compared to a $191,000 gain on the sale of $18.9 million in investment securities during the third quarter of 2008.  No securities were sold during the first semester of 2008.  In addition, during the quarter and nine months ended September 30, 2009, there were a $251,000 and $3.7 million in other-than-temporary impairment (“OTTI”) adjustments in the investment portfolio, respectively.  For more information on the sale of investments and the OTTI adjustments please refer to the section of this discussion and analysis captioned “Financial Condition – Investment Securities.”

Service charges and other fees amounted to $2.3 million and $6.5 million for the quarter and nine months ended September 30, 2009, respectively, compared to $2.5 million and $8.1 million for the same periods in 2008.  These decreases were mainly due to a $136,000 and $1.6 million net reduction in non-sufficient and overdraft charges, respectively, primarily resulting from a decrease in the average balance of overdrawn accounts, and the recording of one-time $233,000 and $596,000 in income from the partial redemption of Visa, Inc. shares of stock recorded during the third quarter of 2009 and the second quarter of 2008, respectively.

Gain on sale of loans and leases amounted to $387,000 and $1.2 million for the quarter and nine months ended September 30, 2009, respectively, compared to $48,000 and $1.4 million for the same periods in 2008.  This source of noninterest income was derived from the sale of lease financing contracts and residential mortgage loans.  In September 2009, March 2009 and March 2008, we sold lease financing contracts on a limited recourse basis to a third party with carrying values of $15.7 million, $19.6 million and $37.7 million, respectively.  We retained servicing responsibilities of the lease financing contracts sold.  We surrendered control of the lease financing receivables, as defined by FASB ASC 860, “Transfers and Servicing,” and accounted for this transaction as sale, recognizing a net gain of approximately $361,000 in September 2009, $757,000 in March 2009 and $1.2 million in March 2008, net of limited recourse allowances of $251,000, $314,000 and $471,000, respectively, of which $251,000, $273,000 and $95,000 remained and had been included in the other liabilities section of our balance sheet as of September 30, 2009.

During the quarter and nine months ended September 30, 2009, we sold $1.6 million and $4.1 million in residential mortgage loans to other financial institutions, compared to $9.2 million and $21.7 million for the same periods in 2008.  We did not retain the servicing rights on these residential mortgage loans and we accounted for these transactions as sales, resulting in a gain of approximately $26,000 and $84,000 during 2009, and $48,000 and $223,000 during 2008, respectively.

Net gain on sale of repossessed assets amounted to $8,000 for the quarter, while for the nine months ended September 30, 2009 it amounted to a net loss of $315,000, compared to a net loss of $280,000 and $399,000 during the same periods in 2008. These decreases were mainly attributable to a reduction in the volume of repossessed assets sold.  Repossessed assets activity during the nine months ended September 30, 2009 when compared to the same period in 2008 was as follows:

(i)
During the nine months ended September 30, 2009, we sold five OREO properties and foreclosed 35 OREO properties, including 14 properties which were repossessed from a commercial customer during the third quarter of 2009, compared to 25 OREO properties sold and 12 foreclosed OREO properties during the same periods in 2008, respectively.  Year-to-date net loss on sale of OREO at September 30, 2009 amounted to $49,000, compared to a net gain of $47,000 for the same period in 2008.  As of September 30, 2009, the amount of OREO properties in inventory amounted to $13.9 million, compared to $7.1 million as of September 30, 2008.

(ii)
During the same periods, we sold 925 vehicles and repossessed 807 vehicles, compared to 1,058 vehicles sold and 1,067 vehicles repossessed, respectively.  Year-to-date net loss on sale of repossessed vehicles at September 30, 2009 amounted to $56,000, compared to $390,000 for the same period in 2008.  As of September 30, 2009, the amount of repossessed vehicles in inventory amounted to $2.0 million, compared to $4.3 million as of September 30, 2008.

(iii)
During the same periods, we sold a total of 13 boats and repossessed six boats, compared to 19 boats sold and 14 boats repossessed during the same period in 2008.  Year-to-date net loss on sale of repossessed boats at September 30, 2009 amounted to $245,000, compared to $83,000 for the same period in 2008.  As of September 30, 2009, the amount of repossessed boats in inventory amounted to $401,000, compared to $994,000 as of September 30, 2008.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$4,563	32.5%	$5,102	37.9%
Occupancy and equipment	2,622	18.5	2,936	21.8
Professional services, including directors’ fees	2,171	15.3	1,409	10.5
Office supplies	285	2.0	321	2.4
Other real estate owned and other repossessed assets expenses	384	2.7	794	5.9
Promotion and advertising	91	0.6	153	1.1
Lease expenses	100	0.7	122	0.9
Insurance	2,520	17.8	971	7.2
Municipal and other taxes	400	2.8	522	3.9
Commissions and service fees credit and debit cards	629	4.4	588	4.4
Other noninterest expense	379	2.7	539	4.0
Total noninterest expense	$14,144	100.0%	$13,457	100.0%

	Nine Months Ended September 30,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
	(Dollars in thousands)
Salaries and employee benefits	$14,051	33.1%	$15,999	40.7%
Occupancy and equipment	7,661	17.9	8,637	21.9
Professional services, including directors’ fees	5,432	12.7	3,893	9.9
Office supplies	905	2.1	968	2.5
Other real estate owned and other repossessed assets expenses	1,506	3.5	1,882	4.8
Promotion and advertising	344	0.8	734	1.9
Lease expenses	305	0.7	393	1.0
Insurance	8,068	18.9	2,254	5.7
Municipal and other taxes	1,444	3.4	1,508	3.8
Commissions and service fees credit and debit cards	1,833	4.3	1,459	3.7
Other noninterest expense	1,131	2.6	1,628	4.1
Total noninterest expense	$42,680	100.0%	$39,355	100.0%

Total noninterest expense amounted to $14.1 million and $42.7 million for the quarter and nine months ended September 30, 2009, respectively, compared to $13.5 million and $39.4 million for the same periods in 2008.  These changes represent an increase of 5.11% and 8.45% in noninterest expense over the same periods in 2008, respectively.  These variations can be attributed mainly to an increase in FDIC insurance expenses and professional fees and changes in FDIC insurance expenses, net of a decrease in salaries, as explained further below.  Noninterest expenses as a percentage of average assets increased to 2.02% for the quarter and nine months ended September 30, 2009, respectively, from 1.92% and 1.88% for the same periods in 2008.  Our efficiency ratio was 60.10% and 69.55% for the quarter and nine months ended September 30, 2009, respectively, compared to 68.56% and 67.54% for the same periods in 2008.  The efficiency ratio is determined by dividing total noninterest expense by an amount equal to net interest income on a fully taxable equivalent basis plus noninterest income.

The overall volume of our noninterest expense may increase as we grow.  However, we remain committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits decreased to $4.6 million and $14.1 million for the quarter and nine months ended September 30, 2009, respectively, compared to $5.1 million and $16.0 million for the same periods in 2008.  These decreases resulted from a $838,000 and $3.4 million decrease in salaries and employee benefits, respectively, primarily related to a reduction in personnel, a reduction strategy in an effort to control expenses, and decreased bonus expenses, partially off-set by a $299,000 and $1.4 million decrease in deferred loan origination costs, respectively, because of a reduction in loan originations.  As of September 30, 2009, we had 440 full-time equivalent employees, compared with 492 full-time equivalent employees as of September 30, 2008.  Our volume of assets per employee increased to $6.4 million as of September 30, 2009, compared to $5.7 million for the same period in 2008.

Occupancy and equipment expenses decreased to $2.6 million and $7.7 million for the quarter and the nine months ended September 30, 2009, respectively, from $2.9 million and $8.6 million for the same periods in 2008, representing a decrease of 10.69% and 11.30% over the comparable periods, respectively.  These decreases were mainly attributable to a $265,000 and $760,000 decrease in repairs, maintenance, telephone, utilities and security expenses, respectively, and a $45,000 and $131,000 decrease in mileage and car expenses, respectively, mainly attributable to operational efficiencies and a cost reduction strategy, as previously mentioned; net of a $57,000 and $181,000 increase in property tax caused by the combined effect of a temporary new special tax and the growth of our other real estate assets.

Professional and directors’ fees totaled $2.2 million and $5.4 million, or 15.3% and 12.7% of total noninterest expenses, for the quarter and nine months ended September 30, 2009, respectively, compared to $1.4 million and $3.9 million, or 10.5% and 9.9% of total noninterest expenses, for the same periods in 2008.  These increases were mainly due to the combined effect of: a $624,000 and $1.3 million increase in professional fees, respectively, primarily related to a BSA regulatory compliance consulting services and other management consulting services; and a $133,000 and $400,000 increase in legal fees, respectively, mainly related to legal collection proceedings resulting from the deterioration in our loan portfolio.

Promotion and advertising decreased to $91,000 and $344,000 for the quarter and nine months ended September 30, 2009, respectively, from $153,000 and $734,000 for the same periods in 2008.  These decreases were mainly attributable to a cost reduction strategy, as previously mentioned.

Insurance expenses were $2.5 million and $8.1 million, or 17.8% and 18.9% of total noninterest expenses, for the quarter and nine months ended September 30, 2009, respectively, compared to $971,000 and $2.3 million, or 7.2% and 5.7% of total noninterest expense, for the same periods in 2008.  These increases were mainly related to the new FDIC quarterly assessment, including a $1.3 million one-time FDIC special assessment recorded during the second quarter of 2009.  On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  For more information on FDIC’s restoration plan please refer to the business section captioned “FDIC Deposit Insurance Assessments” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009.

Commissions and service fees on credit and debit cards increased to $629,000 and $1.8 million for the quarter and nine months ended September 30, 2009, respectively, compared to $588,000 and $1.5 million for the same periods in 2008.  These increases were in part related to an increase in the volume of credit card transactions.

Other noninterest expenses were $379,000 and $1.1 million, or 2.7% and 2.6% of total noninterest expenses, for the quarter and nine months ended September 30, 2009, respectively, compared to $539,000 and $1.6 million, or 4.0% and 4.1% of total noninterest expenses, for the same periods in 2008.  These decreases were mainly attributable to the combined effect of a reduction in the estimated losses on off-balance sheet items; decreased losses on other accounts receivables; and a reduction in other miscellaneous expenses.

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

On March 9, 2009, the governor of Puerto Rico signed into law Act No. 7 (the “Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Puerto Rico’s Internal Revenue Code (the “Code”).  Act No. 7 amended various income, property, excise, and sales and use tax provision of the Code.  Under the provisions of Act No. 7, corporations, among other taxpayers, with adjusted gross income of $100,000 or more, will be subject to surtax of 5% on the total tax determined (not on the taxable income).  In addition, Act No. 7 imposes a special income tax of 5% on the net income of International Banking Entities ("IBE"), among a group of exempt taxpayers.  Both, the 5% surtax and the special income tax rate of 5% are applicable for taxable years commencing after December 31, 2008 and prior January 1, 2012.  Act No. 7 also revamps the alternative basic tax provisions of the Code.  Under the revised version, our dividends, generally subject to a maximum 10% preferential rate tax, may now be subject to an effective tax of 20% in the case of individuals with income (computed with certain addition of exempt income and income subject to preferential rates) in excess of $175,000, or 15% if such income is between $125,000 and $175,000.  Act No. 7 provides for several additional changes to the Code, which the Company believes will have an inconsequential financial impact or are not applicable since these are related to individuals taxpayers.

For the quarter and nine months ended September 30, 2009, we recorded an income tax benefit of $1.9 million and $5.7 million, respectively, compared to an income tax benefit of $2.5 million and $6.6 million for the same periods in 2008.  Our income tax provision for the quarter and nine months ended September 30, 2009 resulted mainly from the net effect of: (i) a deferred tax expense of $1.1 million and a deferred tax benefit of $3.1 million, respectively;  (ii) a current tax expense of $567,000 and $1.6 million, respectively; and (iii) an income tax benefit of $3.5 million and $4.2 million, respectively, for the year-to-date effective tax rate adjustment recorded in accordance with FASB ASC 740-270, “Income Taxes – Interim Reporting,” which requires that an estimated annual effective tax rate be used to determine the interim period income tax provision or benefit.

Our current income tax expense for the quarter and nine months ended September 30, 2009 increased to $567,000 and $1.6 million, respectively, from $2,000 and $12,000 for the same periods in 2008, respectively. Increases in our current income tax expense during the quarter and nine months ended September 30, 2009 were mainly due to the new special tax of 5% on IBE net income which amounted to approximately $518,000 and $1.5 million, respectively. Other current income tax expense is related to nonbanking subsidiaries and federal income tax related to interest income on interest earning deposits in the United States.  There is no current tax expense related to the bank subsidiary operations in Puerto Rico during the quarter and nine months periods ended September 30, 2009 and 2008, since the results of operations reported on this activity included a taxable loss net of exempt income.

We recorded a deferred tax expense for the quarter ended September 30, 2009 of $1.1 million compared to $2.3 million deferred tax benefit for the third quarter of 2008.  Deferred tax benefit for the nine-month period ended September 30, 2009 decreased to $3.1 million, from $6.3 million for the same period in 2008.  The changes in our deferred tax provision during the quarter and nine months ended September 30, 2009 were mainly due to the net effect of: (i) a $14.5  million year-to-date increase in the net deferred tax asset related to the net operating loss (“NOL”) carryforward from the taxable loss in our banking subsidiary; (ii) a year-to-date increase of $2.0 million in the other net deferred tax assets primarily from an increase in our allowance for loan and lease losses combined with a decrease in the deferred tax liability related to deferred costs on loans and leases; and (iii) a $13.2 million valuation allowance recorded to account for the net deferred tax assets’ portion for which it was more likely than not that a tax benefit would not be realized in accordance with FASB ASC 740, “Income Taxes.”

As of September 30, 2009, we had net deferred tax assets of $27.8 million, compared to $23.8 million as of December 31, 2008.  The increase in our net deferred tax assets was mainly attributable to the net effect of: (i) an increase in the NOL carryforward of our banking subsidiary; (ii) an increase in our allowance for loan and lease losses; (iii) an increase in other net deferred tax assets, primarily from a decrease in the deferred tax liability related to deferred costs on loans and leases; (iv) an increase in deferred tax assets related to the net unrealized loss recognized in other comprehensive income; and (v) a valuation allowance on the net deferred tax assets’ portion for which it was more likely than not that a tax benefit would not be realized, as previously mentioned.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The FASB ASC 740, “Income Taxes,” requires that a deferred tax asset should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on the available evidence. We believe the valuation allowance should be sufficient to reduce the deferred tax asset to an amount that is more likely than not that will be realized.  The determination of whether a deferred tax asset is realizable is based on weighing all positive or negative available evidence.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  The result of our operations reflected a cumulative taxable loss position for the nine months period ended September 30, 2009 and the year ended December 31, 2008.  Although this recent cumulative taxable loss position is considered significant negative evidence, we expect to raise new capital in a short-term period, which will allow us to better position our net interest earning assets accompanied with a structured growth and an operating costs reduction strategy.  Based on this, we had re-evaluated our projections and tax strategies for the allowed carryforward period.  We believe that the short-term expectation of raising new capital, in conjunction with our ability to move currently exempt income to taxable income, is sufficient positive evidence that overweight negative evidence, allowing us to still rely on projections in order to measure our deferred tax assets valuation allowance.  As of September 30, 2009, we had deferred tax assets, net of deferred tax liabilities of approximately $41,041,000 with a valuation allowance of $13,201,000.  We believe it is more likely than not that the benefits of the carrying net amount of these deductible differences as of September 30, 2009 will be realized.

For additional information on our deferred tax asset, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein.

Financial Condition

Total assets as of September 30, 2009 amounted to $2.807 billion, compared to $2.860 billion as of December 31, 2008.  The $53.5 million decrease in our total assets during the first nine months of 2009 was primarily due to the net effect of:

(i)
a net increase of $166.4 million in cash and cash equivalents, mainly resulting from the net effect of: the sale of securities, prepayments of principal in our investment and loans portfolios, increase in deposits, and repayment of other borrowings;

(ii)	a $73.3 million decrease in our investment securities portfolio, as explained further below;

(iii)
a decrease of $153.2 million in net loans, including the $35.3 million sale of lease financing contracts during the nine months ended September 30, 2009, as previously mentioned, and a $42.5 million and 24.7 million decrease in commercial and construction loans, respectively, as explained further in the Loans section below; and

(iv)
a $11.3 million increase in other assets, mainly concentrated in a $4.0 million increase in deferred tax assets, as previously explained and a $5.2 million increase in other real estate owned, as explained further in the Asset Quality and Delinquency section below.

Our total deposits increased by $68.1 million, or by 4.36% on an annualized basis, to $2.152 billion as of September 30, 2009, from $2.084 billion as of December 31, 2008.  This $68.1 million increase was mainly attributable to a net effect of a $105.7 million decrease in broker deposits and a $178.4 million increase in jumbo and regular time deposits, as further explained in the section of this discussion and analysis captioned “Deposits.”

Other borrowings decreased to $489.6 million as of September 30, 2009, from $592.5 million as of December 31, 2008.  This decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of funds, as discussed further below.

As of September 30, 2009, our stockholders’ equity decreased to $138.9 million, representing an annualized decrease of 15.06%, from $156.6 million as of December 31, 2008, as further explained in the section of this discussion and analysis captioned “Capital Resources and Capital Adequacy Requirements.”

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

We sell federal funds, purchase securities under agreements to resell, and deposit funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of September 30, 2009, we had $400,000 in interest-bearing deposits in other financial institutions and federal funds sold, compared to $44.9 million as of December 31, 2008.   This decrease resulted from a $44.5 million decrease in federal funds sold, which were transferred to cash and due from banks interest bearing accounts.  Also, as of those same periods, we had $21.0 million and $24.5 million in purchased securities under agreements to resell, respectively.  On a fully taxable equivalent basis, the yield on interest-bearing deposits, federal funds sold, and the purchased securities under agreements to resell was 0.33% and 2.95% for the nine months ended September 30, 2009 and 2008, respectively.  This decrease was primarily attributable to decreased yields mainly resulting from interest rate cuts by the Federal Reserve Bank, as previously mentioned.

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

Our investment portfolio mainly consists of securities classified as “available-for-sale” and, as of December 31, 2008, of a portion of securities we intended to hold until maturity, or “held-to-maturity securities.”  The carrying values of our available-for-sale securities are adjusted for other-than-temporary impairment recognized in operations, which create a new carrying value, and unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).  As of December 31, 2008, the carrying values of our held-to-maturity securities are adjusted for other-than-temporary impairment recognized in operations, which create a new carrying value.  Held-to-maturity securities were presented at amortized cost.  During the quarter ended September 30, 2009, we reclassified the remaining balance of our held-to-maturity securities, as explained further below.

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available–for–Sale		Held–to–Maturity		Other Investments		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2009:
U.S. Treasury and government agencies obligations	$90,118	$90,832	$—	$—	$—	$—	$90,118	$90,832
Collateralized mortgage obligations	558,142	541,015	—	—	—	—	558,142	541,015
Mortgage-backed securities	175,377	177,015	—	—	—	—	175,377	177,015
Commonwealth of Puerto Rico obligations	5,490	5,583	—	—	—	—	5,490	5,583
Other investments	—	—	—	—	10,996	10,996	10,996	10,996
Total	$829,127	$814,445	$—	$—	$10,996	$10,996	$840,123	$825,441
December 31, 2008:
U.S. government agencies obligations	$27,524	$27,771	$2,457	$2,462	$—	$—	$29,981	$30,233
Collateralized mortgage obligations	442,509	423,727	105,307	104,796	—	—	547,816	528,524
Mortgage-backed securities	279,855	288,012	25,034	25,632	—	—	304,889	313,645
Commonwealth of Puerto Rico obligations	5,546	5,564	—	—	—	—	5,546	5,564
US Corporate Notes	7,975	5,941	—	—	—	—	7,975	5,941
Other investments	—	—	—	—	14,932	14,932	14,932	14,932
Total	$763,409	$751,015	$132,798	$132,890	$14,932	$14,932	$911,139	$898,839

During the first nine months of 2009, the investment portfolio decreased by approximately $73.3 million to $825.4 million from $898.7 million as of December 31, 2008.  This decrease was primarily due to the net effect of:

(i)
the sale of $448.6 million in FHLMCs, FNMAs, GNMAs, a private label mortgage-backed security and FHLB Notes, which were replaced with the purchase of $466.0 million in GNMA mortgage-backed securities, $50.0 million in FFCB obligations; $34.1 million in a private label mortgage-backed security, $15.0 million in a US Treasury Bill, and $25.0 million in FHLB obligations;

(ii)	prepayments of approximately $182.3 million on mortgage-backed securities and FHLB obligations;

(iii)	$16.9 million in FHLB obligations, $12.2 million in private label mortgage-backed securities, and a $5.0 million Corporate Note that were called-back or matured during the period;

(iv)	the increase of $11.6 million in the premium of purchases of securities and the net amortization of discount/premiums;

(v)	the reduction of $3.9 million in FHLB stocks;

(vi)	a $3.7 million other than temporary impairment adjustment in the investment portfolio, as previously mentioned in the section of this discussion and analysis captioned “Noninterest Income;” and

(vii)	a $1.5 million increase in the in the unrealized loss of securities available for sale, from $12.4 million as of December 31, 2008 to $13.9 million as of September 30, 2009.

During the nine months ended September 30, 2009, we have restructured our investment portfolio by selling approximately $239.9 million in FNMA CMO and MBS with an aggregate estimated average life of 3.4 years and an aggregate estimated average yield of 5.16%; $136.1 million in FHLMC CMO and MBS with an aggregate estimated average life of 2.2 years and an aggregate estimated average yield of 5.43%; $58.6 million in GNMAs CMOs and MBS with an aggregate estimated average life of 2.7 years and an aggregate estimated average yield of  4.81%; $6.3 million in a private label mortgage-backed security with an aggregate estimated average life of 8.8 years and an aggregate estimated average yield of 5.81%; and $7.6 million in FHLB obligations with an aggregate estimated average life of 1.3 years and an aggregate estimated average yield of 4.89%.  The sale of these securities resulted in a $9.4 million and $17.0 million gain for the quarter and nine months ended September 30, 2009, respectively.

As part of the securities sold, during the quarter ended September 30, 2009, we sold $92.7 million in U.S. agency debt securities and mortgage-backed securities that were previously classified as held to maturity, resulting in a net gain of approximately $3.4 million.  These securities were classified as held to maturity when acquired because management’s intention was to keep them in the investment portfolio until their maturity date.  However, we decided to sell these securities to augment our regulatory capital, which will support our continuing efforts to comply with the regulatory capital requirements of our order of cease and desist issued by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions. We consider that this is an isolated, nonrecurring, and unusual event that could not have been reasonably anticipated and that was primarily caused by a significant increase in capital requirements by the regulatory agencies, as previously mentioned.  Consequent to the aforementioned transaction, we reclassified the remaining balance of $13.3 million in held to maturity securities to the available for sale investment portfolio. This reclassification required us to record $1.1 million in other comprehensive income, representing the difference between the securities amortized cost and their fair value.  For more information on our capital requirements, please refer to the section of this discussion and analysis captioned “Recent Developments – Regulatory Capital Category.”

The proceeds of these sales were used to purchase approximately $466.0 million in GNMAs CMOs and MBS with an aggregate estimated average life of 5.3 years and an aggregate estimated average yield of 3.95%; $50.0 million in Federal Farm Credit Bond with an estimated average life of 2.5 years and an aggregate estimated average yield of 1.95%; $34.1 million in private label mortgage-backed securities with an estimated average life of approximately 2.4 years and an estimated average yield of 10.6%; $25.0 million in FHLB obligations with an estimated average life of 2.5 years and an estimated average yield of 1.84%; and $15.0 million in a two-days US Treasury Bill.  The private labels purchased are mortgage-backed securities rated AAA with the support of super senior tranches and a “Credit Enhancement Plus” structure, which purpose is to mitigate some of the regulatory risk associated with possible rating downgrades.  As of September 30, 2009, we had $201.9 million in private label mortgage-backed securities.

For the first nine month ended September 30, 2009, after the above-mentioned transactions, the estimated average maturity of our investment portfolio was approximately 4.0 years and the estimated average yield was approximately 4.5%, compared to an estimated average maturity of 5.7 years and an average yield of 5.2% for the year ended December 31, 2008.  These transactions did not only increase our capital through the gain, but also serve to stabilize our regulatory risk-based capital levels as the GNMA MBS acquired have 0% risk-based capital weight when compared to 20% on the MBS sold.

We adopted FASB ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement,” which establishes guidance for determining whether impairment is other-than-temporary for debt securities, and FASB ASC 820, “Fair Value Measurement and Disclosures.”

The FASB ASC 320-10-35 requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, as defined by FASB ASC 320-10-35, while impairment related to other factors is recognized in other comprehensive income.  Additionally, FASB ASC 320-10-35 expands and increases the frequency of existing disclosures about other-than-temporary impairments (“OTTI”) for debt and equity securities.

The FASB ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FASB ASC 820 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FASB ASC 820 also requires increased disclosures.

Adoption of FASB ASC 320-10-35 resulted in $251,000 and $3.7 million in OTTI recognized in earnings for the quarter and nine months ended September 30, 2009, respectively, as discussed further below.  Adoption of FASB ASC 820 did not have a financial impact, other than additional disclosures.

We reviewed the investment portfolio as of September 30, 2009 using cash flow and valuation models and considering the provisions of FASB ASC 320-10-35, for applicable securities.  During the review, we identified securities with characteristics that warranted a more detailed analysis, as follows:

(iii)
One security for $3.0 million of original par value and a current market value of $30,000 was a non-rated Trust Preferred Stock (“TPS”).    During the third quarter of 2009, we recognized a $30,000 OTTI on this security due to the deterioration of the credit quality.  At June 30, 2009, we had already recognized a $2,970,000 OTTI on this security due to the deterioration of the credit quality.

(iv)
Fifty private label MBS amounting to $197.7 million that have mixed credit ratings or other special characteristics.  For each one of the private label MBS, we reviewed the collateral performance and considered the impact of current economic trends.  These analyses were performed taking into consideration current U.S. market conditions and trends and the present value of the forward projected cash flows.  Some of the analysis performed to the mixed credit ratings mortgage-backed securities included:

a.	the calculation of their coverage ratios;

b.	current credit support;

c.	total delinquency over sixty days;

d.	average loan-to-values;

e.
projected defaults considering a conservative downside scenario of an additional 5% annual reduction in Housing Price Index values through approximately September 2011; a mortgage loan Conditional Prepayment Rate ("CPR") speed considering the average for the last three months for each security;

f.	projected total future deal loss based on the previous conservative assumptions;

g.	excess credit support protection;

h.	projected tranche dollar loss; and

i.	projected tranche percentage loss, if any, and economic value.

Based on this assessment, for the quarter ended September 30, 2009, we estimated a $221,000 OTTI due to the apparent deterioration of the credit quality over private label MBS.  For the six months ended June 30, 2009, we had already recognized a $513,000 OTTI on private label MBS due to the apparent deterioration of their credit quality.

Investment Portfolio — Maturity and Yields

The following table summarizes the estimated average maturity of investment securities held in our investment portfolio and their weighted average yields:

	Nine Months ended September 30, 2009
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)	Amount	Yield(4)
	(Dollars in thousands)
Investments available–for–sale:(1)(2)
U.S. Treasury and government agencies obligations	$40,133	1.15%	$50,699	1.95%	$—	—%	$—	—%	$90,832	1.60%
Mortgage backed securities(3)	—	—	58,863	4.15	77,603	4.06	40,549	4.73	177,015	4.25
Collateral mortgage obligations(3)	36,950	3.33	428,382	5.11	31,400	5.44	44,282	4.58	541,015	4.98
Commonwealth of Puerto Rico obligations	206	6.00	5,377	4.75	—	—	—	—	5,583	4.79
Total investments available-for-sale	$77,289	2.20%	$543,322	4.71%	$109,003	4.46%	$84,831	4.65%	$814,445	4.45%

Other Investments:

FHLB stock	$10,386	5.60%	$—	—%	$—	—%	$—	—%	$10,386	5.60%

Investment in statutory trust	—	—	—	—	—	—	610	3.53	610	3.53
Total other investments	$10,386	5.60%	$—	—%	$—	—%	$610	3.53%	$10,996	5.49%
Total investments	$87,675	2.61%	$543,322	4.71%	$109,003	4.46%	$85,441	4.65%	$825,441	4.47%
__________
(1)	Based on estimated fair value.

(2)
Almost all of our income from investments in securities is subject to a lower tax rate because 90.36% of these securities are held in our international banking entities. The yields shown in the above table are not calculated on a fully taxable equivalent basis.  For more information on the tax rate applicable to our international banking entities, please refer to the section of this discussion and analysis captioned “Provision for Income Taxes.”

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

Other Investments

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above.  As of September 30, 2009, our investment in other earning assets included $10.4 million in FHLB stock and $610,000 equity in our statutory trust.  The following table presents the balances of other earning assets as of the dates indicated:

	As of September 30,	As of December 31,
Type	2009	2008
	(In thousands)
Statutory trust	$610	$610
FHLB stock	10,386	14,322
Total	$10,996	$14,932

Loan and Lease Portfolio

Our primary source of income is interest on loans and leases. The following table presents the composition of our loan and lease portfolio by category as of the dates indicated, excluding loans held for sale secured by real estate amounting to $78,000 and $1.9 million as of September 30, 2009 and December 31, 2008, respectively:

	As of September 30,	As of December 31,
	2009	2008
	(In thousands)
Real estate secured	$1,005,094	$979,496
Leases	184,875	267,325
Other commercial and industrial	204,734	263,332
Consumer	43,520	49,415
Real estate – construction	195,843	220,579
Other loans(1)	1,708	2,146
Gross loans and leases	$1,635,774	$1,782,293
Plus: Deferred loan costs, net	(143)	455
Total loans, including deferred loan costs, net	$1,635,631	$1,782,748
Less: Unearned income	(506)	(569)
Total loans, net of unearned income	$1,635,125	$1,782,179
Less: Allowance for loan and lease losses	(45,969)	(41,639)
Loans, net	$1,589,156	$1,740,540
__________
(1)	Other loans are comprised of overdrawn deposit accounts.

Our total loans and leases, net of unearned income, amounted to $1.635 billion and $1.782 billion as of September 30, 2009 and December 31, 2008, respectively.  The $147.1 million decrease in our loan and lease portfolio during the first nine months of 2009 included a $82.5 million decrease in our leasing portfolio, including the sale of $35.3 million in lease financing contracts during September 2009 and March 2009, as previously mentioned.  Total loans and leases, net of unearned income, as a percentage of total assets decreased to 58.3% as of September 30, 2009, compared to 62.4% as of December 31, 2008.

Real estate secured loans, the largest component of our loan and lease portfolio, include residential mortgages but is primarily comprised of commercial lines of credit and/or commercial real estate loans that are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon or for business working capital purposes.  The properties may be either owner-occupied or for investment purposes.  On occasions, the bank grants real estate secured loans for which the loan-to-values exceed 100%.  In some instances, additional forms of collateral or guaranties are obtained.  As of September 30, 2009 and December 31, 2008, loans secured by real estate, excluding real estate secured construction loans, amounted to $1.005 billion and $979.5 million, respectively. Loans secured by real estate included residential mortgages amounting to $135.0 million as of September 30, 2009, compared to $125.6 million as of December 31, 2008.  The volume of our real estate loans, excluding real estate construction loans, has slightly increased as a result of our organic growth.  Real estate secured loans, excluding real estate secured construction loans, as a percentage of total loans and leases increased to 61.45% as of September 30, 2009, from 54.96% as of December 31, 2008.

Our leasing portfolio consists of automobile and equipment leases made to individuals and corporate customers.  The leasing production is concentrated on automobile leasing.  For the nine months ended September 30, 2009, approximately 55.04% of lease financing contracts originations were for new automobiles, approximately 41.47% were for used automobiles, and the remaining 3.49% consisted primarily of construction and medical equipment leases.  As of September 30, 2009, lease financing contracts decreased to $184.9 million, from $267.3 million as of December 31, 2008.  This decrease resulted mainly from: repayments, which, because of our decision to strategically pare back our automobile leasing operations upon the continuous economic distress, has generally exceeded originations; and the sale of $35.3 million in lease financing contracts in September 2009 and March 2009, as previously mentioned.  From time to time, we sell lease financing contracts on a limited recourse basis to other financial institutions and, typically, we retain the right to service the leases as well.  As of September 30, 2009 and December 31, 2008, lease financing contracts as a percentage of total loans and leases were 11.30% and 15.00%, respectively.

On a monthly basis, we review the existing lease portfolio to determine the repayment performance of borrowers displaying sub-prime lending characteristics.  This analysis contemplates the segregation of the lease portfolio in two different categories, sub-prime and prime, based on the characteristics of each borrower.  The review consists of the segregation of the monthly delinquency report into these categories to compare the percentage of the outstanding balance for each category in different delinquent stratas.  For the nine-month period ended September 30, 2009, the analysis revealed there was a similar repayment performance for both categories.  This review enables us to have a better monitoring system and control sub-prime borrowers in an attempt to reduce risk of repossessions and future losses.

Other commercial and industrial loans include revolving lines of credit as well as term business loans, which are primarily collateralized by personal or corporate guaranties, accounts receivable and the assets being acquired, such as equipment or inventory.  As of September 30, 2009, other commercial and industrial loans decreased to $204.7 million, from $263.3 million as of December 31, 2008.  The current economic environment has required us to continue strengthening our credit risk assessment and collection processes.  As a result, together with the cautiousness exercised by customers, we have experienced a reduction in the volume of loan originations, contributing to the overall decline in our commercial loan portfolio. Other commercial and industrial loans as a percentage of total loans and leases were 12.52% and 14.77% as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, construction loans secured by real estate totaled $195.8 million and $220.6 million, respectively.  Construction loans secured by real estate as a percentage of total loans and leases were 11.97% and 12.38% for the same periods, respectively.  The $24.7 million decrease in construction loans resulted mainly from the combined effect of $10.1 million in year-to-date net charge-offs in this portfolio and the conversion into a commercial loan of a $16.4 million single commercial construction loan, which construction was completed during the third quarter of 2009.  Our construction loans are primarily related to the construction of residential multi-family projects that, although private, most are moderately priced or of the affordable type supported by government assisted programs, and other loans for land development and the construction of commercial real estate property.

Consumer loans have historically represented a small part of our total loan and lease portfolio.  The majority of consumer loans consist of boat loans, personal installment loans, credit cards, and consumer lines of credit.  We make consumer loans only to complement our commercial business, and these loans are not emphasized by our branch managers.  As a result, repayment on this portfolio has generally exceeded or equaled origination.  As of September 30, 2009 and December 31, 2008, consumer loans as a percentage of total loans and leases were 2.66% and 2.77%, respectively.  Consumer loans as of those same periods included a boat portfolio of $27.5 million and $30.3 million, respectively; $7.6 million and $10.0 million, respectively, in unsecured installment loans; and credit cards and open-end loans for $8.4 million and $9.1 million, respectively.

Substantially all of our loans and related collateral are located in Puerto Rico.  The performance of our loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific market area.  Recent economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the deteriorated purchasing power of consumers and general economic conditions.

Our loan terms vary according to loan type.  Commercial term loans generally have maturities of three to five years, while we generally limit commercial loans secured by real estate to five to eight years.  Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.  Leases are offered for terms up to 72 months.

The following table shows our maturity distribution of loans and leases as of September 30, 2009, including loans held for sale of $78,000 and excluding non-accrual loans amounting to $174.2 million as of the same date.  As of September 30, 2009, approximately 78% of our non-consumer loan portfolio is comprised of floating rate loans, which are primarily comprised of commercial real estate loans, other commercial and industrial loans, and construction loans.  Residential mortgage loans are included in the real estate - secured category in the following table.

	As of September 30, 2009
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less(1)	Fixed Rate	Floating or Adjustable Rate(2)	Fixed Rate	Floating or Adjustable Rate(2)	Total
	(In thousands)
Real estate — construction	$168,770	$5,635	$51,812	$1,484	$-	$227,701
Real estate — secured	254,708	196,937	193,007	130,727	43,759	819,138

Other commercial and industrial	124,367	32,547	27,062	4,507	2,598	191,081
Consumer	5,173	12,217	-	24,755	-	42,145
Leases	24,926	142,778	-	11,580	-	179,284
Other loans	1,624	-	-	-	-	1,624
Total	$579,568	$390,114	$271,881	$173,053	$46,357	$1,460,973
__________
(1)	Maturities are based upon contract dates. Demand loans are included in the one year or less category and totaled $249.4 million as of September 30, 2009.

(2)	Most of our floating or adjustable rate loans are pegged to Prime or LIBOR interest rates.

Nonperforming Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, OREO, and other repossessed assets.

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	As of September 30,	As of December 31,
	2009	2008
	(Dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest:
Commercial real estate secured	$5,589	$2,135
Other commercial and industrial(1)	5,151	6,323
Construction	5,840	930
Residential mortgage	11,426	8,476
Leasing	3,356	3,290
Consumer	893	1,058
Other loans(2)	377	378
Total loans 90 DPD still accruing	32,632	22,590
Nonaccrual loans:
Commercial real estate secured	$33,015	$38,584
Other commercial and industrial(1)	69,764	54,873
Construction	61,713	41,054
Residential mortgage	3,422	197
Leasing	4,941	4,886
Consumer	1,375	1,710
Total nonaccrual loans	174,230	141,304
Total nonperforming loans	206,862	163,894
Repossessed property:
Other real estate owned	13,910	8,759
Other repossessed assets	2,378	4,747
Total nonperforming assets	$223,150	$177,400

Nonperforming loans to total loans and leases	12.65%	9.19%
Nonperforming assets to total loans and leases plus repossessed assets	13.51	9.87
Nonperforming assets to total assets	7.95	6.20

__________
(1)	Includes real estate commercial loans with loan-to-values over 80%.

(2)	Other loans are comprised of overdrawn deposit accounts.

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

Non-performing Loans and Leases

Non-performing loans and leases amounted to $206.9 million as of September 30, 2009, compared to $163.9 million as of December 31, 2008.  The increase in non-performing loans and leases during the first nine months of 2009 when compared to previous fiscal year was mainly due to the combined effect of a $32.9 million increase in loans placed in nonaccrual status; and a $10.0 million increase in loans over 90 days still accruing.

The $32.9 million increase in nonaccrual loans was mainly due to the combined effect of: a $20.7 million increase in construction loans, including $16.6 million related to a single construction loan; a $9.3 million increase in commercial loans, including $8.3 million related to a single commercial business relationship secured by real estate; and a $3.2 million increase in residential mortgages.

The increase in loans 90 days or more past due still accruing interest was mainly due to the combined effect of:  a $4.9 million increase in construction loans, mainly concentrated in a single construction loan; a $2.3 million increase in commercial loans, mainly related to two commercial business relationships secured by real estate; and a $2.9 million increase in residential mortgages.

These increases in non-performing loans and leases are mainly a reflection of the continued distressed economic conditions, as previously mentioned.  The continued slow-down in sales on residential housing projects, weakened retail business and downward pressures on rents continued to adversely impact our commercial and construction loan portfolios.  Commercial and construction loans primarily responsible for these increases were analyzed under FASB ASC 310-10-35 and corresponding specific allowances established.

Repossessed Assets

As of September 30, 2009 and December 31, 2008, repossessed assets amounted to $16.3 million and $13.5 million, respectively.  This increase in repossessed assets was mainly attributable to the net effect of:

(i)
a $5.2 million increase in OREO resulting from the net effect of the sale of five properties and the foreclosure of 35 properties, including 14 properties which were repossessed from a commercial customer during the third quarter of 2009, net of an increase in the valuation allowance to account for the decline in value of our OREO inventory, as previously mentioned.  As of September 30, 2009, our OREO consisted of 66 properties with an aggregate value of $13.9 million, compared to 36 properties with an aggregate value of $8.1 million as of December 31, 2008.

(ii)
a decrease of $2.4 million in other repossessed assets, comprised of a $1.5 million decrease in the inventory of repossessed vehicles and a $826,000 decrease in the inventory of repossessed boats.  During the nine months ended September 30, 2009, we sold 925 vehicles and repossessed 807 vehicles, respectively, decreasing our inventory of repossessed vehicles to 179 units as of September 30, 2009, from 297 units as of December 31, 2008.  During the same period, we sold 13 boats and repossessed six boats, respectively, decreasing our inventory of repossessed boats to eight units as of September 30, 2009, from 15 units as of December 31, 2008.  As of September 30, 2009 and December 31, 2008, other repossessed assets were comprised of:  repossessed vehicles amounting to $2.0 million and $3.5 million, respectively; repossessed boats amounting to $401,000 and $1.2 million, respectively; and repossessed equipment amounting to $6,000 as of December 31, 2008.  There was no repossessed equipment in inventory as of September 30, 2009.

Other Asset Quality Information

As of September 30, 2009 and December 31, 2008, we had troubled debt restructured loans, as defined in FASB ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” amounting to $98.3 million and $34.0 million, respectively.  As of those same periods, the total of troubled debt restructured loans included $77.4 million and $30.1 million, respectively, and that were not included as nonperforming loans in the table on page 53 since they are performing under renegotiated contractual terms.

Loans between 30 and 89 days past due and still accruing interest amounted to $135.8 million as of September 30, 2009, compared to $126.1 million as of December 31, 2008.  Changes in loans between 30 and 89 days past due and still accruing interest during the first nine months of 2009 when compared to the prior year included an increase of $28.5 million in commercial loans, of which $15.3 million relates to a single commercial loan secured by real estate; a $12.7 million decrease in construction loans, part of which entered into the 90 days past due still accruing category during the current quarter; and a $4.8 million decrease in leasing.  We have continued heightening our collection processes and procedures, which include, among others, restructuring of the collection and workout groups, launching of loss mitigation programs and enhancing the credit risk assessment process.  We recognize the impact of current economic conditions on the Bank's credit risk and will continue closely monitoring all factors affecting the quality of the credit portfolio.

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

For the general portion of our allowance, we follow a consistent procedural discipline and account for loan and lease loss contingencies in accordance with FASB ASC 450, “Contingencies.”  The general portion of our allowance is calculated by applying loss factors to all categories of unimpaired loans and leases outstanding in our portfolio.  We use historic loss rates determined over a period of 1 to 5 years, which, at least on an annual basis, are adjusted to reflect any current conditions that are expected to result in loss recognition.  The resulting loss factors are then multiplied against the current period’s balance of unimpaired loans outstanding to derive an estimated loss.  Rates for each pool are based on those factors management believes are applicable to that pool.  When applied to a pool of loans or leases, the adjusted historical loss rate is a measure of the total inherent losses in the portfolio that would have been estimated if each individual loan or lease had been reviewed.

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

On a quarterly basis, a risk percentage is assigned to each environmental factor based on our judgment of the risks over each loan category.  The result of our assumptions is then applied to the current period’s balance of unimpaired loans outstanding to derive the probable effect these current internal and external environmental factors could have over the general portion of our allowance.  The net allowance resulting from this procedure is included as an additional component to the general portion of our allowance.

In addition to our general portfolio allowance, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss may have been incurred.  This amount is determined following a consistent procedural discipline in accordance with FASB ASC 310-10-35, “Receivables – Overall – Subsequent Measurement.”  For impaired commercial and construction business relationships with aggregate balances exceeding $250,000, we measure the impairment following the guidance of FASB ASC 310-10-35.  Smaller-balance commercial and construction business relationships as well as homogeneous loans are collectively evaluated under FASB ASC 450.

A specific reserve is determined for those loans classified as impaired, primarily based on each such loan’s collateral value (if the impaired loan is determined to be collateral dependent) or the present value of expected future cash flows discounted at the loan’s effective interest rate. When foreclosure is probable, the impairment is measured based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals, which are generally updated when the Bank determines that loans are impaired.  In addition, appraisals are also obtained for certain real estate loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are generally charged-off.

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

The table below summarizes, for the periods indicated, loan and lease balances at the end of each period; the daily average balances during the period; changes in the allowance for loan and lease losses arising from loans and leases charged-off, recoveries on loans and leases previously charged-off, additions to the allowance; and certain ratios related to the allowance for loan and lease losses:

	Nine Months Ended September 30,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Average total loans and leases outstanding during period	$1,732,306	$1,834,281
Total loans and leases outstanding at end of period	1,635,203	1,784,052
Allowance for loan and lease losses:
Allowance at beginning of period	41,639	28,137
Charge-offs:
Real estate — secured	8,097	8,748
Real estate — construction	10,089	-
Commercial and industrial	4,904	7,461
Consumer	2,105	2,129
Leases	8,145	12,508
Other loans	147	268
Total charge-offs	33,487	31,114
Recoveries:
Real estate — secured	56	21
Real estate — construction	-	-
Commercial and industrial	311	737
Consumer	174	322
Leases	1,286	1,213
Other loans	6	9
Total recoveries	1,833	2,302
Net loan and lease charge-offs	31,654	28,812
Provision for loan and lease losses	35,984	42,314
Allowance at end of period	$45,969	$41,639
Ratios:
Net loan and lease charge-offs to average total loans(1)	2.44%	1.57%
Allowance for loan and lease losses to total loans at end of period	2.81	2.33
Net loan and lease charge-offs to allowance for loan losses at end of period	68.86%	69.19
Net loan and lease charge-offs to provision for loan and lease losses	87.97	68.09
_________________
(1)	Ratio as of September 30, 2009 is based on annualized net charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

As of September 30, 2009, our allowance for loan and lease losses amounted to $46.0 million, compared to $41.6 million as of December 31, 2008.  The allowance for loan and lease losses as a percentage of total loans and leases increased to 2.81% as of September 30, 2009, from 2.33% at the end of year 2008.  The increase in net charge-offs experienced during the nine months ended September 30, 2009, primarily in commercial and construction loans, and the continued distressed economic conditions, decreases in property values and low demand on certain areas, required the increase of specific and general allowances, also in our commercial and construction loan portfolios, as previously mentioned.  The allowance for loan and lease losses is affected by net charge-offs, loan portfolio balance, and also by the provision for loan and lease losses for each related period, which had reflected the impact of the overall economic conditions on current internal and external environmental factors affecting primarily the construction and the commercial and industrial loans portfolios, as previously mentioned.

For the nine months ended September 30, 2009, net charge-offs in our commercial loan portfolio amounted to $12.6 million, compared to $14.6 million for the year ended December 31, 2008.  For the nine months ended September 30, 2009, net charge-offs in our construction loan portfolio amounted to $10.1 million.  There were no charge-offs or recoveries in our construction loan portfolio during the same period in 2008.  The increase in commercial and construction net charge-offs was a reflection of the continued distressed economic environment, decreases in property values and low demand on certain areas, as previously mentioned.

On a quarterly basis, we have the practice of effecting partial charge-offs on all lease finance contracts that are over 120 days past due.  This is done based on our historical lease loss experience during the previous calendar year.  As of September 30, 2009, we were using a historical loss ratio in lease financing contracts of approximately 32%, compared to 28% during year 2008.  For the nine-month periods ended September 30, 2009 and 2008, approximately $2.4 million and $1.6 million was charged-off for this purpose, respectively.

Also, except for leases in a payment plan, bankruptcy or other legal proceedings, we have the practice of charging-off most of our lease finance contracts that were over 365 days past due at the end of each quarter.  For the nine-month periods ended September 30, 2009 and 2008, approximately $945,000 and $780,000 was charged-off for this purpose, respectively.

In an attempt to reduce possible future losses, we have continued strengthening collection efforts on our leasing portfolio resulting in recoveries of $1.3 million and $814,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

We monitor the ratio of net charge-offs on the leasing business to the average balance of our leasing portfolio.  The annualized net charge-off ratio on the leasing business for the quarter and nine months ended September 30, 2009 was 4.28% and 3.98%, respectively, compared to 3.87% and 3.57% for the quarter and year ended December 31, 2008, respectively.  The increase in this ratio during the nine months ended September 30, 2009 when compared to the previous year was mainly due to the net effect of a decrease in net charge-offs and the decrease in our lease portfolio.  For the nine months ended September 30, 2009, net charge-offs in our leasing portfolio amounted to $6.9 million, compared to $11.3 million for the year ended December 31, 2008.  As of September 30, 2009, our lease portfolio decreased to $184.9 million, from $267.3 million at the end of 2008.  The decrease in net charge-offs in our leasing portfolio were mainly attributable to the decrease in the volume of repossessed vehicles.  The decrease in our leasing portfolio resulted mainly from repayments, which, because of our decision to strategically pare back our automobile leasing operations upon the continuous economic distress, has generally exceeded originations; the sale of $35.3 million in lease financing contracts in September 2009 and March 2009, as previously mentioned.  We continue closely monitoring the lease portfolio and have tightened underwriting standards in an attempt to reduce possible future losses.

Annualized net charge-offs as a percentage of average loans was 3.40% and 2.44% for the quarter and nine months ended September 30, 2009, respectively, compared to 1.89% and 1.57% for the quarter and year ended December 31, 2008, respectively.  Net charge-offs for the nine months ended September 30, 2009 as a percentage of the allowance for loan and lease losses was 68.86%, compared to 69.19% for the year ended December 31, 2008.  Net charge-offs as a percentage of provision for loan and lease losses was 81.58% and 87.97% for the quarter and nine months ended September 30, 2009, respectively, compared to 51.58% and 68.09% for the quarter and year ended December 31, 2008, respectively.  The change in these ratios was a reflection of the continued distressed economic environment, increased nonperforming loans, level of delinquencies, and credit losses, as previously mentioned.

Nonearning Assets

As of September 30, 2009, premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $33.8 million, compared to $34.5 million as of December 31, 2008.  In February 2009, we completed the construction of our Aguadilla Branch and, in April 2009, we closed the Ponce Salud Branch.  In addition, in May 2009, our Ponce Hostos Branch was relocated from leased facilities to the adjacent property, a lot and structure owned by the Bank that were remodeled with modern facilities, including an ample parking lot and drive-in service.  Although customer convenience remains a key component to our customer relations strategy, we continually evaluate the effectiveness and viability of our individual branch locations and have taken steps to close underperforming branch locations at Cabo Rojo, Cayey and Fajardo by the end of 2009, as previously mentioned.

We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future we do not expect significant changes in our total occupancy expense or levels of nonearning assets.

Deposits

Deposits are our primary source of funds.  Average deposits amounted to $2.143 billion and $2.127 billion for the quarter and nine months ended September 30, 2009, respectively, compared to $2.018 billion for the year 2008.  This increase in average deposits during the nine months ended September 30, 2009 was mainly concentrated in brokered deposits, jumbo and other time deposits, as explained further below.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended September 30,			Year Ended December 31,
	2009			2008
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$100,283	4.72%	–%	$113,275	5.61%	–%
Money market deposits	18,009	0.85	2.26	18,983	0.94	3.16
NOW deposits	43,019	2.02	2.05	45,633	2.26	2.55
Savings deposits	104,989	4.94	1.90	117,857	5.84	2.26
Brokered certificates of deposits in denominations of less than $100,000	1,420,158	66.77	3.53	1,361,382	67.46	4.49
Brokered certificates of deposits in denominations of $100,000 or more	586	0.03	6.14	533	0.03	6.75

Time certificates of deposit in denominations of $100,000 or more	308,899	14.52	3.37	261,094	12.94	4.15
Other time deposits	130,836	6.15	3.38	99,280	4.92	4.10

Total deposits	$2,126,779	100.00%		$2,018,037	100.00%

Total deposits as of September 30, 2009 and December 31, 2008 amounted to $2.152 billion and $2.084 billion, respectively, representing an increase of $68.1 million, or 4.36% on an annualized basis, during the nine-month period ended September 30, 2009.  The following table presents the composition of our deposits by category as of the dates indicated:

	As of September 30,	As of December 31,
	2009	2008
	(In thousands)
Interest bearing deposits:
Now and money market	$60,578	$59,309
Savings	105,797	104,424
Brokered certificates of deposits in denominations of less than $100,000	1,317,598	1,423,209
Brokered certificates of deposits in denominations of $100,000 or more	500	605
Time certificates of deposits in denominations of $100,000 or more	406,381	278,384
Other time deposits in denominations of less than $100,000 and IRAs	160,116	109,732
Total interest bearing deposits	$2,050,970	$1,975,663
Plus: non interest bearing deposits	101,473	108,645
Total deposits	$2,152,443	$2,084,308

In addition to the deposits we generate locally, we have also accepted brokered deposits and deposits from the US national markets to augment retail deposits and to fund asset growth.

The fierce competition for local deposits continues due in part to the lingering recession and low savings habits among Puerto Rico residents.  As a result, we, like many of our peers, pay rates on our local deposits that are generally higher than the rates paid on similar deposits in the United States.  In addition, we rely heavily on certain wholesale funding sources, such as brokered deposits, to meet our ongoing liquidity needs.  As of September 30, 2009, brokered deposits amounted to $1.318 billion, or approximately 61.24% of our total deposits, compared to $1.424 billion, or approximately 68.31% of our total deposits, as of December 31, 2008.  Due to the issuance of our recent regulatory order to cease and desist issued by the FDIC, which became effective on October 9, 2009, we are currently restricted from accepting brokered deposits as a funding source unless we obtain a waiver from the FDIC.  We have applied for and have received a waiver from the FDIC that allows us to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79.0 million.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79.0 million, we will be required to obtain an additional waiver from the FDIC and we can make no assurances that such a waiver will be granted.  In addition, we can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position and could cause us to experience a liquidity failure.  For more information on our recent regulatory order to cease and desist issued by the FDIC, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

From June 30, 2009 through September 30, 2009, the date that we received our waiver from the FDIC to accept, renew or roll over brokered deposits, we were able to replace a significant portion of our brokered deposits that matured during this period with additional statewide deposits.  Nevertheless, we can make no assurances that we will be able to maintain this replacement rate in the future and expect that higher competition levels for local deposits will dictate a more lengthy process for reducing our reliance on these funding sources.

In the event that we are unable to secure an additional waiver from the FDIC, we will be unable to replace our brokered deposits as they continue to mature on a monthly basis.  Absent an additional FDIC waiver past November 30, 2009, we will be unable to replace approximately $435.9 million in brokered deposits, representing approximately 33% of our total brokered deposits as of September 30, 2009, that are currently scheduled to expire through the end of the first quarter of 2010.

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points.  Because the local rates in Puerto Rico are significantly higher than the national rate, we intend to apply to the FDIC for permission to offer rates based on our higher local rates but we can make no assurances that such permission will be granted.  Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.  The failure of the FDIC to recognize the significant disparity between the local and national rates for Puerto Rico institutions is likely to significantly impair our liquidity position.

The following table sets forth the amount and maturities of the time deposits in denominations of $100,000 or more and broker deposits, regardless the denomination, as of the dates indicated, excluding individual retirement accounts:

	September 30, 2009	December 31, 2008
	(In thousands)
Three months or less	$382,922	$593,140
Over three months through six months	239,132	257,102
Over six months through 12 months	356,017	316,292
Over 12 months	748,641	535,664
Total	$1,726,712	$1,702,198

Other Sources of Funds

The strong competition for core deposits on the Island made other short-term borrowings an attractive funding alternative.  Other short-term borrowings are mainly comprised of securities sold under agreements to repurchase.  During the quarter and nine months ended September 30, 2009, the average interest rate on a fully taxable equivalent basis we paid for other borrowings decreased to 4.81% and 4.65%, respectively, from 5.01% for year 2008, and 4.88% and 5.01% for the same period in 2008.  Average other borrowings decreased to $492.2 million and $511.3 million for the quarter and nine months ended September 30, 2009, respectively, compared to $571.6 million for year 2008, and $578.8 million and $569.5 million for the same periods in 2008.  Other borrowings were concentrated in securities sold under agreements to repurchase, which amounted to $468.7 million and $556.5 million as of September 30, 2009 and December 31, 2008, respectively, and a note payable to Statutory Trust amounting to $20.6 million as of the end of these periods.  The decrease in other borrowings was mainly attributable to our strategy of focusing on other funding alternatives to lower our cost of fund.

Securities Sold Under Agreements to Repurchase

To support our asset base, we sell securities subject to obligations to repurchase to securities dealers and the FHLB.  These repurchase transactions generally have maturities of one month to less than five years.  The following table summarizes certain information with respect to securities under agreements to repurchase for the three months ended September 30, 2009 and the year ended December 31, 2008:

	Three Months Ended September 30,	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$468,675	$556,475
Average monthly balance outstanding during the period	470,664	526,758
Maximum aggregate balance outstanding at any month-end	471,675	583,205
Weighted average interest rate for the quarter	3.61%	3.61%
Weighted average interest rate for the last month	3.52%	3.60%

EBS Overseas, Inc., a Puerto Rico international banking entity and wholly-owned subsidiary of Eurobank, is a party to certain repurchase agreements involving various mortgage backed securities and collateralized mortgage obligations.  Certain of these agreements are guaranteed by Eurobank.  As of September 30, 2009, EBS Overseas’ repurchase obligations totaled $316.3 million.  Under certain of these repurchase agreements, the issuance of the recent regulatory order to cease and desist issued by the FDIC and Eurobank’s regulatory capital category may constitute an event of default or termination event that could require the early repurchase of the securities sold under the repurchase agreements at a substantial premium.  We have been proactively managing this potential risk having numerous conversations with related counterparts, which have indicated that they do not plan to exercise their early termination rights.  However, there can be no assurance that they will not exercise their early termination rights.  Although management is in discussions with the counterparty to eliminate or mitigate any early repurchase premium to the bank, the inability to resolve those issues could result in a penalty of approximately $18.2 million.

FHLB Advances

Although deposits and repurchase agreements are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of New York as an alternative source of liquidity.  The following table provides a summary of FHLB advances for the three months ended September 30, 2009 and the year ended December 31, 2008:

	Three Months	Year
	Ended	Ended
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance at period-end	$354	$15,398
Average monthly balance outstanding during the period	903	24,140
Maximum aggregate balance outstanding at any month-end	364	30,449
Weighted average interest rate for the quarter	2.41%	2.99%
Weighted average interest rate for the last month	1.66%	3.05%

Note Payable to Statutory Trust

For a detail on note payable to statutory trust please refer to the “Note 13 – Note Payable to Statutory Trust” to our condensed consolidated financial statements included herein.

In the second quarter of 2009, we announced that we are deferring interest payments on our 2002 junior subordinated debentures and intend to do so for an indefinite period of time.  We are prohibited from making payments of principal and interest on our subordinated debentures under the terms of our recent regulatory written agreement with the Federal Reserve without their prior written approval.  We are permitted under the terms of our 2002 junior subordinated debentures to defer interest payments for up to five years without triggering a default.  For more information on our recent regulatory written agreement with the Federal Reserve, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

Fair Value of Assets and Liabilities

The FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Also, the FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on the source of the market data obtained.  This hierarchy is comprised of three levels.  If the market data is obtained from sources independent of the reporting entity, the market data is considered an “observable input” and related assets or liabilities will be classified within Levels 1 and 2 of the hierarchy.  When the reporting entity’s own assumptions are used as market participant assumptions, the market data is considered an “unobservable input” and related assets or liabilities are classified within Level 3 of the hierarchy.  A brief description of possible inputs under each level of the hierarchy is further discussed below.

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

As of September 30, 2009, we had $814.4 million and $15,000 in assets and liabilities measured on a recurring basis, respectively, of which $612.6 million in assets and all liabilities were classified within Level 2 of the hierarchy.  Remaining assets measured on a recurring basis were classified within Level 3 of the hierarchy.  As of the same date, we had $112.0 million in assets measured on a non-recurring basis, of which $55.7 million and $56.2 million were Level 2 and Level 3 assets, respectively.  The unobservable inputs used to determine the fair value of Level 3 assets were not considered material.

Assets measured on a recurring basis as of September 30, 2009 included $814.4 million in securities available for sale.  On a monthly basis, we obtained quoted prices from two nationally recognized brokers (the “NRB”) to determine the fair value of securities available for sale.  Every month, we compare the valuation received from one NRB to valuation received from the other NRB, and consistently evaluate any difference in market price equal or greater than 2.0%.  For mortgage-backed securities (“MBS”), the specific characteristics of the different tranches on a MBS are very important in the expected performance of the security and its fair value (Level 3 inputs).

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

Capital Resources and Capital Adequacy Requirements

We are subject to various regulatory capital requirements administered by federal banking agencies, including our recent order of cease and desist issued by the FDIC, as explained further below.  Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of September 30, 2009 and December 31, 2008, total stockholders’ equity was $138.9 million and $156.6 million, respectively.  Besides losses from operations, which amounted to a net loss of $16.0 million and $11.3 million for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the Company’s stockholders’ equity was impacted by an accumulated other comprehensive loss of $13.9 million as of September 30, 2009, compared to an accumulated other comprehensive loss of $12.4 million as of December 31, 2008.  Other comprehensive gains and losses are not considered in the computation of regulatory capital ratios.

The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios for Eurobank as of the dates specified:

	Actual		For Minimum Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount Is	Ratio Is	Amount Must Be		Ratio Must Be	Amount Must Be	Ratio Must Be
	(Dollars in thousands)
As of September 30, 2009:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$176,144	10.05%	$	≥ 140,247	≥ 8.00%	N/A
Eurobank	176,408	10.06		≥ 140,230	≥ 8.00	≥ 175,287	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	154,136	8.79		≥ 70,124	≥ 4.00	N/A
Eurobank	154,403	8.81		≥ 70,115	≥ 4.00	≥ 105,172	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	154,136	5.49		≥ 112,375	≥ 4.00	N/A
Eurobank	154,403	5.50		≥ 112,340	≥ 4.00	≥ 140,426	≥ 5.00
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
EuroBancshares, Inc	$208,626	10.25%	$	≥ 162,752	≥ 8.00%	N/A
Eurobank	206,422	10.15		≥ 162,732	≥ 8.00	≥ 203,415	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)
EuroBancshares, Inc	182,993	8.99		≥ 81,376	≥ 4.00	N/A
Eurobank	180,792	8.89		≥ 81,366	≥ 4.00	≥ 122,049	≥ 6.00
Leverage (to average assets)
EuroBancshares, Inc	182,993	6.55		≥ 111,803	≥ 4.00	N/A
Eurobank	180,792	6.47		≥ 111,764	≥ 4.00	≥ 139,705	≥ 5.00

EuroBancshares, as a bank holding company, must maintain a minimum leverage and Tier 1 ratio of 4.0% and a total risk-based capital ratio of 8.0% in order to be considered “adequately capitalized” under the regulatory framework.  There is no “well capitalized” requirement for bank holding companies.  As of September 30, 2009, our leverage, Tier 1 and total risk-based capital ratios were 5.49%, 8.79% and 10.05%, respectively, compared to 5.66%, 8.45% and 9.71% as of the previous quarter.

In order to be considered “well capitalized” under the regulatory framework, Eurobank must maintain a minimum leverage ratio of 5.0%, a Tier 1 ratio of 6.0% and a total risk-based capital ratio of 10.0%.  As of September 30, 2009, Eurobank’s leverage, Tier 1 and total risk-based capital ratios were 5.50%, 8.81% and 10.06%, respectively, compared to 5.66%, 8.46% and 9.71% as of the previous quarter.  Although Eurobank’s regulatory capital ratios currently exceed the minimum levels required to be “well capitalized” under the regulatory framework for prompt corrective action, we are deemed to be “adequately capitalized” as a result of the recently issued order to cease and desist by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions that contains specific capital requirements to meet.  The recent regulatory order to cease and desist requires Eurobank to maintain a ratio of Tier 1 capital to total assets of at least 6.5% as of December 31, 2009 and 7.0% as of March 31, 2010, and a ratio of total qualifying capital to risk-weighted assets of at least 11.0% as of December 31, 2009.  For more information on our recent regulatory order to cease and desist issued by the FDIC, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

We suspended dividend payments on our Series A Preferred Stock beginning in the second quarter of 2009 and we are prohibited from paying such dividends on our preferred stock under the terms of our recent regulatory written agreement with the Federal Reserve without their prior written approval.  While dividends on our Series A Preferred Stock are noncumulative, meaning that dividends do not accrue and accumulate if we do not pay them, holders of our Series A Preferred Stock are granted certain rights in the event that we do not pay dividends on our Series A Preferred Stock for an extended period of time.  Specifically, if we do not pay dividends on our Series A Preferred Stock for a period of 18 consecutive months, holders of our Series A Preferred Stock will be entitled to elect two individuals to our Board of Directors.  The holders of our Series A Preferred Stock would retain the ability to have such representation on our Board of Directors until such time as we paid dividends on our Series A Preferred Stock for 12 consecutive months.  Therefore, if we do not receive written approval of the Federal Reserve and resume dividend payments on our Series A Preferred Stock, the holders of such stock may be able to alter the composition of our Board of Directors.  For more information on our recent regulatory written agreement with the Federal Reserve, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

We continue evaluating opportunities to increase our capital position.

Liquidity Management

Maintenance of adequate core liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, the bank chose to maintain a minimum target liquidity referred as “Core Basic Surplus,” as defined as the portion of the bank’s funds maintained in cash and cash equivalents, net of reserve requirements; short-term investments, and other marketable assets, less the liabilities’ portion secured by any of these assets used to cover time deposits maturing within 30 days and other demand deposits, expressed as a percentage of total assets.  This Core Basic Surplus number generally should be positive, but it may vary as our Asset and Liability Committee decides to maintain relatively large or small liquidity coverage, depending on its estimates of the general business climate, its expectations regarding the future course of interest rates in the near term, and the bank's current financial position.  Our liquid assets at September 30, 2009 and December 31, 2008 totaled approximately $540.7 million and $367.5 million respectively.  Our Core Basic Surplus level was 16.37% and 11.39%, respectively.  The increase in our Core Basic Surplus was mainly attributable to the net effect of the increase of $163.1 million in cash and cash equivalents, mostly in interest bearing accounts, from which $44.5 million were transferred from federal funds sold to cash and due from banks interest bearing accounts. The increase in cash mainly resulted from the net effect of: the sale of securities, prepayments of principal in our investment and loans portfolios, increase in deposits, and repayment of other borrowings.  The liquid assets of $339.4 million and Core Basic Surplus level of 8.46% reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009 considered a 30% reduction in brokered time deposits maturing within one month, but excluded cash and cash equivalents.

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize FHLB advances and broker and out-of-market certificates of deposit to meet our liquidity needs.  Other funding alternatives are borrowing lines with brokers and the Federal Reserve Bank of New York.

Advances from the FHLB are typically secured by qualified residential and commercial mortgage loans, and investment securities.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.  As of September 30, 2009, we had FHLB borrowing capacity of $55.6 million, including FHLB advances and securities sold under agreements to repurchase.  In addition, Eurobank is able to borrow from the Federal Reserve Bank depending on eligible collateral available.  As of September 30, 2009, we maintained collateral pledged at the Federal Reserve Bank that could provide borrowing capacity for approximately $8.0 million.  There can be no assurance that actions by the FHLB or FRB would not reduce Eurobank’s borrowing capacity.  Such event could have a material adverse impact on our results of operations and financial condition.

On a stand-alone basis, our current obligations consist primarily of interest payment on subordinate debentures and dividend payments on our Series A Preferred Stock, as discussed further below.

In the second quarter of 2009, we announced that we are deferring interest payments on our 2002 junior subordinated debentures and intend to do so for an indefinite period of time.  Under the recent regulatory written agreement with the Federal Reserve, we are prohibited from making payments of principal and interest on our subordinated debentures without their prior written approval.  We are permitted under the terms of our 2002 junior subordinated debentures to defer interest payments for up to five years without triggering a default.

In addition, we suspended dividend payments on our Series A Preferred Stock beginning in the second quarter of 2009 and we are prohibited from paying such dividends on our preferred stock under the terms of the regulatory written agreement with the Federal Reserve without their prior written approval.  While dividends on our Series A Preferred Stock are noncumulative, meaning that dividends do not accrue and accumulate if we do not pay them, holders of our Series A Preferred Stock are granted certain rights in the event that we do not pay dividends on our Series A Preferred Stock for an extended period of time.  Specifically, if we do not pay dividends on our Series A Preferred Stock for a period of 18 consecutive months, holders of our Series A Preferred Stock will be entitled to elect two individuals to our Board of Directors.  The holders of our Series A Preferred Stock would retain the ability to have such representation on our Board of Directors until such time as we paid dividends on our Series A Preferred Stock for 12 consecutive months.  Therefore, if we do not receive written approval of the Federal Reserve and resume dividend payments on our Series A Preferred Stock, the holders of such stock may be able to alter the composition of our Board of Directors.

For more information on our recent regulatory written agreement with the Federal Reserve, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

As previously mentioned, we rely heavily on certain wholesale funding sources, such as brokered deposits, to meet our ongoing liquidity needs.  As of September 30, 2009, brokered deposits amounted to $1.318 billion, or approximately 61.24% of our total deposits, compared to $1.424 billion, or approximately 68.31% of our total deposits, as of December 31, 2008.  Due the issuance of our recent regulatory order to cease and desist issued by the FDIC, which became effective on October 9, 2009, we are currently restricted from accepting brokered deposits as a funding source unless we obtain a waiver from the FDIC.  We have applied for and have received a waiver from the FDIC that allows us to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79.0 million.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79.0 million, we will be required to obtain an additional waiver from the FDIC and we can make no assurances that such a waiver will be granted.  In addition, we can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position and could cause us to experience a liquidity failure.  For more information on our recent regulatory order to cease and desist issued by the FDIC, please refer to the section of the management and discussion analysis captioned “Recent Developments.”

Our minimum target Core Basic Surplus liquidity ratio established in our Asset/Liability Management Policy is 5.0% of total assets.  As of September 30, 2009, our Core Basic Surplus Liquidity Ratio was 16.37%, well above the established minimum target.  Our liquidity demands are not seasonal and all trends have been stable over the last three years.  Generally, financial institutions determine their target liquidity ratios internally, based on the composition of their liquidity assets and their ability to participate in different funding markets that can provide the required liquidity.  In addition, the local market has unique characteristics, which make it very difficult to compare our liquidity needs and sources to the liquidity needs and sources of our peers in the rest of the nation.

Our net cash inflows from operating activities for the nine months ended September 30, 2009 was $7.0 million, compared to $39.4 million net cash inflows from operating activities in 2008.  The net operating cash inflows during the nine months ended September 30, 2009 resulted primarily from a net decrease in other assets.  The net operating cash inflows during 2008 resulted primarily from the net effect of: (i) proceeds from sale of loans held for sale; (ii) a decrease in accrued interest receivable; (iii) a decrease in accrued interest payable, accrued expenses and other liabilities; and (iv) a net decrease in other assets.

Our net cash inflows from investing activities for the nine months ended September 30, 2009 was $194.4 million, compared to $136.9 million net cash outflows from investing activities in 2008.  The net investing cash inflows experienced during the nine months ended September 30, 2009 were primarily provided by the proceeds of the sale of investment securities and lease financing contracts, and the prepayments and maturities of investment securities, net of the purchase of investment securities available for sale, while for year 2008, net investing cash outflows were primarily used for the growth in our investment portfolio.

Our net cash outflows from financing activities for the nine months ended September 30, 2009 was $35.0 million, compared to $137.5 million in net cash inflows from financing activities in 2008.  The net financing cash outflows experienced during the nine months ended September 30, 2009 were primarily provided by a decrease in securities sold under agreement to repurchase and other borrowings, and the prepayment of FHLB advances, net of an increase in deposits, while for year 2008, inflows were primarily provided by a net increase in deposits and securities sold under agreement to repurchase and other borrowings.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us.  Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.  Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments.  The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by Eurobank’s Board of Directors and carried out by Eurobank’s Asset/Liability Management Committee.  The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.  Interest rate risk management activities include establishing guidelines for tenor and reprising characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.  Eurobank may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates.  Also, Eurobank may use contracts to transform the interest rate characteristics of specifically identified assets or liabilities to which the contract is tied.  As of September 30, 2009, Eurobank had $15,000 related to an option and equity-based return derivative, which was purchased in January 2007 to fix the interest rate expense on a $25.0 million certificate of deposit.  For more detail on derivative financial instruments please refer to “Note 12 – Derivative Financial Instruments” to our condensed consolidated financial statements included herein.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and reprising characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments.  Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates.  At September 30, 2009, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over two years.  The impact of embedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered.  Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario.  The Asset/Liability Management Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes and to understand the level of risk/volatility given a range of reasonable and plausible interest rate scenarios.  In this context, the core interest rate risk analysis examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme.  All rate changes are “ramped” over a 12 month horizon based upon a parallel yield curve shift and maintained at those levels over the remainder of the simulation horizon.  Using this approach, we are able to obtain results that illustrate the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) has on margin expectations.

In the September 30, 2009 simulation, our model indicated no material exposure in the level of net interest income to gradual rising rates “ramped” for the first 12-month period, and no exposure in the level of net interest income to a rate shock of rising rates for the second 12-month period.  This is caused by the effect of the volume of our commercial and industrial loans variable rate portfolio and the maturity distribution of the repurchase agreements and broker deposits, our primary funding source, from 30 days to approximately 2 years.  The hypothetical rate scenarios consider a change of 100 and 200 basis points during two years.  The decreasing rate scenarios have a floor of 100 basis points because, with current interest yield curve, an additional 100 basis points reduction in rates would imply a negative or zero percent yield in US Treasury Bills.  At September 30, 2009, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at ($63,000), or 0.13% lower than the net interest income in the rates unchanged scenario.  The net interest income at risk for year two in the 100 basis point falling rate scenario was calculated at $12.6 million, or 25.62% higher than the net interest income in the rates unchanged scenario.  At September 30, 2009, the net interest income at risk for year one in the 100 basis point rising rate scenario was calculated to be $1.5 million, or 3.13% higher than the net interest income in the rates unchanged scenario, and $4.2 million, or 8.57% higher than the net interest income in the rate unchanged scenario at the September 30, 2009 simulation with a 200 basis point increase.  The net interest income at risk for year two in the 100 basis point rising rate scenario was calculated at $9.9 million, or 20.00% higher than the net interest income in the rates unchanged scenario, and $11.5 million, or 23.30% higher than the net interest income in the rates unchanged scenario at the September 30, 2009 simulation with a 200 basis point increase.  The exposures in year one are well within our policy guideline of 10% for 100 and 200 basis points changes in year one and year two rate scenarios.  Rate changes in year two scenario are above our policy guidelines.   Management is monitoring the current position to make the necessary adjustments to limit possible negative exposures to changes in market rates.   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions we may take in response to changes in interest rates.  We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2009:

	Change in Future Net Interest Income Gradual Raising Rate Scenario – Year 1
	At September 30, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 1	$4,224	8.57%
+100 basis points over year 1	1,544	3.13%
- 100 basis points over year 1	(63)	-0.13%
- 200 basis points over year 1	N/A	N/A

	Change in Future Net Interest Income Rate Shock Scenario – Year 2
	At September 30, 2009
Change in Interest Rates	Dollar Change	Percentage Change
	(Dollars in thousands)
+200 basis points over year 2	$11,485	23.30%
+100 basis points over year 2	9,861	20.00%
- 100 basis points over year 2	12,630	25.62%
- 200 basis points over year 2	N/A	N/A

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations to make future payments to third parties as of the date specified:

	As of September 30, 2009
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(In thousands)
FHLB advances	$—	$—	$—	$354
Note payable to statutory trust	—	—	—	20,619
Operating leases	1,725	3,088	2,625	14,151
Time deposits	1,096,536	657,090	123,291	7,678
Total	$1,098,261	$660,178	$125,916	$42,802

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which have a term of less than one year, represent a credit risk and are not represented in any form on our balance sheets.

As of September 30, 2009 and December 31, 2008, we had commitments to extend credit of $95.8 million and $171.5 million, respectively.  These commitments included standby letters of credit of $9.3 million and $14.8 million, for September 30, 2009 and December 31, 2008, respectively, and commercial letters of credit of $369,000 and $757,000 for the same periods.

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

Recent Developments

Regulatory Enforcement Action

On September 1, 2009, Eurobank consented to the issuance by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions of an order to cease and desist (the “Order”).  Under the terms of the Order, which was issued and became effective on October 9, 2009, Eurobank is required to implement certain corrective and remedial measures under strict time frames that are intended to address various matters including issues related to capital, liquidity and asset quality.   We can offer no assurance that the bank will be able to meet the deadlines imposed by the Order.  The Order will remain in effect until modified, terminated, suspended or set aside by the FDIC.

EBS Overseas, Inc., a Puerto Rico international banking entity and wholly-owned subsidiary of Eurobank, is a party to certain repurchase agreements involving various mortgage backed securities and collateralized mortgage obligations.  Certain of these agreements are guaranteed by Eurobank.  As of September 30, 2009, EBS Overseas’ repurchase obligations totaled $316.3 million.  Under certain of these repurchase agreements, the issuance of the Order and Eurobank’s regulatory capital category may constitute an event of default or termination event that could require the early repurchase of the securities sold under the repurchase agreements at a substantial premium.  We have been proactively managing this potential risk having numerous conversations with related counterparts, which have indicated that they do not plan to exercise their early termination rights.  However, there can be no assurance that they will not exercise their early termination rights.  Although management is in discussions with the counterparty to eliminate or mitigate any early repurchase premium to the bank, the inability to resolve those issues could result in a penalty of approximately $18.2 million.

In addition to the FDIC Order, we have entered into a Written Agreement with the Federal Reserve Bank of New York effective as of September 30, 2009.  Under the terms of the Written Agreement, we have agreed to take certain actions that are designed to maintain our financial soundness so that we may continue to serve as a source of strength to Eurobank.  Among other things, the Written Agreement requires prior approval relating to the payment of dividends and distributions, incurrence of debt, and the purchase or redemption of stock.  In addition, we are required to submit a capital plan and maintain regular reporting to the Federal Reserve during the term of the agreement.  We can offer no assurance that we will be able to meet the deadlines imposed by the Written Agreement.

We suspended dividend payments on our Series A Preferred Stock beginning in the second quarter of 2009 and we are prohibited from paying such dividends on our preferred stock under the terms of our Written Agreement with the Federal Reserve without their prior written approval.  While dividends on our Series A Preferred Stock are noncumulative, meaning that dividends do not accrue and accumulate if we do not pay them, holders of our Series A Preferred Stock are granted certain rights in the event that we do not pay dividends on our Series A Preferred Stock for an extended period of time.  Specifically, if we do not pay dividends on our Series A Preferred Stock for a period of 18 consecutive months, holders of our Series A Preferred Stock will be entitled to elect two individuals to our Board of Directors.  The holders of our Series A Preferred Stock would retain the ability to have such representation on our Board of Directors until such time as we paid dividends on our Series A Preferred Stock for 12 consecutive months.  Therefore, if we do not receive written approval of the Federal Reserve and resume dividend payments on our Series A Preferred Stock, the holders of such stock may be able to alter the composition of our Board of Directors.

In addition, in the second quarter of 2009, we announced that we are deferring interest payments on our 2002 junior subordinated debentures and intend to do so for an indefinite period of time.  We are prohibited from making payments of principal and interest on our subordinated debentures under the terms of our Written Agreement with the Federal Reserve without their prior written approval.  We are permitted under the terms of our 2002 junior subordinated debentures to defer interest payments for up to five years without triggering a default.

The Order and the Written Agreement will remain in effect until modified, terminated, suspended or set aside by the FDIC or the Federal Reserve, as applicable.  Our failure or inability to comply with these regulatory enforcement actions could subject us, the bank and our respective directors to additional regulatory actions and could result in the forced disposition of the bank.  Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Eurobank continues to be subject to our Order to Cease and Desist issued by the FDIC on March 13, 2007, relating to certain deficiencies identified with respect to its Bank Secrecy Act/Anti-Money Laundering Compliance Program.

Regulatory Capital Category

The Order requires Eurobank to maintain a ratio of Tier 1 capital to total assets of at least 6.5% as of December 31, 2009 and 7.0% as of March 31, 2010, and a ratio of total qualifying capital to risk-weighted assets of at least 11.0% as of December 31, 2009.  As of September 30, 2009, Eurobank’s ratios of Tier 1 capital to total assets and total qualifying capital to risk-weighted assets were 5.50% and 10.06%, respectively.  Although Eurobank’s regulatory capital ratios currently exceed the minimum levels required to be “well capitalized” under the regulatory framework for prompt corrective action, we are deemed to be “adequately capitalized” as a result of our order of cease and desist, as previously mentioned.

Brokered Deposits

Regardless of our capital position, the Order currently restricts us from using brokered deposits as a funding source unless we obtain a waiver from the FDIC.  We have applied for and have received a waiver from the FDIC that allows us to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79.0 million.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79.0 million, we will be required to obtain an additional waiver from the FDIC and we can make no assurances that such a waiver will be granted.  In addition, we can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position and could cause us to experience a liquidity failure.

Pricing on Deposits

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points.  Because the local rates in Puerto Rico are significantly higher than the national rate, we intend to apply to the FDIC for permission to offer rates based on our higher local rates but we can make no assurances that such permission will be granted.  Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.  The failure of the FDIC to recognize the significant disparity between the local and national rates for Puerto Rico institutions is likely to significantly impair our liquidity position.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) under the Securities Exchanges Act of 1934, as amended.

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

There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we and our subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operation.

ITEM 1A.  Risk Factors

The following are additional risk factors which should be read in conjunction with Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.  Except as noted below, there were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Eurobank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions.

On September 1, 2009, Eurobank consented to the issuance by the FDIC and the Puerto Rico Office of the Commissioner of Financial Institutions of an order to cease and desist (the “Order”).  Under the terms of the Order, which was issued and became effective on October 9, 2009, Eurobank is required to implement certain corrective and remedial measures under strict time frames that are intended to address various matters including issues related to capital, liquidity and asset quality.  We can offer no assurance that the bank will be able to meet the deadlines imposed by the Order.  The Order will remain in effect until modified, terminated, suspended or set aside by the FDIC.

In addition to the FDIC Order, we have entered into a Written Agreement with the Federal Reserve Bank of New York effective as of September 30, 2009.  Under the terms of the Written Agreement, we have agreed to take certain actions that are designed to maintain our financial soundness so that we may continue to serve as a source of strength to Eurobank.  Among other things, the Written Agreement requires prior approval relating to the payment of dividends and distributions, incurrence of debt, and the purchase or redemption of stock.  In addition, we are required to submit a capital plan and maintain regular reporting to the Federal Reserve during the term of the agreement.  We can offer no assurance that we will be able to meet the deadlines imposed by the Written Agreement.

In addition to these recent regulatory actions, Eurobank continues to be subject to an order to cease and desist issued by the FDIC on March 13, 2007 relating to deficiencies in the Bank’s Bank Secrecy Act/Anti-Money Laundering Compliance Program.

These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the FDIC or the Federal Reserve, as applicable.  Failure to comply with the terms of these regulatory actions within the applicable time frames provided could result in additional orders or penalties from the Federal Reserve, the FDIC and the Commissioner of Financial Institutions, which could include further restrictions on our business, assessment of civil money penalties on us and the bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the bank.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

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

Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification.  “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  We have applied for and have received a waiver from the FDIC that allows us to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79.0 million.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79.0 million, we will be required to obtain an additional waiver from the FDIC and we can make no assurances that such a waiver will be granted.  In addition, we can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results. These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position and could cause us to experience a liquidity failure.

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

Changes in interest rates could negatively impact our future earnings.

Changes in interest rates could reduce income and cash flow.  Our income and cash flow depend primarily on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings.  Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence loan originations, purchases of investments, volumes of deposits, and rates received on loans and investment securities and paid on deposits.  Our results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve.

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

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  In the event that our regulatory capital category for prompt corrective action further declines or we are unable to comply with the terms and provisions of our regulatory enforcement actions, Eurobank's Risk Category may be downgraded for purposes of future FDIC deposit insurance premiums.

On May 22, 2009, the FDIC approved a final rule to institute a one-time special assessment of five cents per $100 of the difference between each insured institution’s total assets and its Tier 1 capital as of June 30, 2009.  The assessment was collected on September 30, 2009.  The FDIC also stated that additional special assessments may be announced for the fourth quarter of 2009.  An adjustment to the base assessment rates could have a material adverse effect on our earnings.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months.  Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

We rely heavily on wholesale funding sources to meet our liquidity needs, such as brokered deposits and repurchase obligations, which are generally more sensitive to changes in interest rates and can be adversely affected by local and general economic conditions.

We have frequently utilized as a source of funds certificates of deposit obtained through brokers that solicit funds from their customers for deposit with depository institutions, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates, volatility in the capital markets, and significant changes in the depository institution’s financial condition.  As of September 30, 2009, brokered deposits amounted to $1.318 billion, or approximately 61.24% of our total deposits, compared to $1.424 billion, or approximately 68.31% of our total deposits, as of December 31, 2008.  As of September 30, 2009, approximately $643.9 million in brokered deposits, or approximately 48.85% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at current market levels and the confidence of the market in our financial condition.  In addition, we are currently restricted from using broker deposits as a funding source unless we obtain a waiver from the FDIC.  We have applied for and have received a waiver from the FDIC that allows us to continue to accept, renew and/or roll over brokered deposits through November 30, 2009, subject to an aggregate cap of $79.0 million.  To continue to accept, renew and/or roll over brokered deposits after November 30, 2009 or for amounts in excess of $79.0 million, we will be required to obtain an additional waiver from the FDIC and we can make no assurances that such a waiver will be granted.  In addition, we can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results.  These restrictions could materially and adversely impact our ability to generate sufficient deposits to maintain an adequate liquidity position and could cause us to experience a liquidity failure.

We also have borrowings in the form of repurchase obligations with the Federal Home Loan Bank, or the FHLB, and other broker-dealers.  These agreements are collateralized by some of our investment securities and by residential mortgage loans pledged by us.  As of September 30, 2009, our repurchase obligations totaled $468.7 million, all with maturities exceeding one year.  If we are unable to borrow in the form of repurchase obligations, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

We may be restricted in paying deposit rates above a national rate, which may adversely affect our ability to maintain and increase our deposit levels.

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.  On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.”  The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points.  Because the local rates in Puerto Rico are significantly higher than the national rate, we intend to apply to the FDIC for permission to offer rates based on our higher local rates but we can make no assurances that such permission will be granted.  Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.  The failure of the FDIC to recognize the significant disparity between the local and national rates for Puerto Rico institutions is likely to significantly impair our liquidity position.

Our international banking entity subsidiary, EBS Overseas, Inc., is a party to certain repurchase agreements that may require early termination as a result of the issuance of the Order to Cease and Desist and Eurobank’s inability to remain well-capitalized for regulatory capital purposes.

EBS Overseas, Inc., a Puerto Rico international banking entity and wholly-owned subsidiary of Eurobank, is a party to certain repurchase agreements involving various mortgage backed securities and collateralized mortgage obligations.  Certain of these agreements are guaranteed by Eurobank.  As of September 30, 2009, EBS Overseas’ repurchase obligations totaled $316.3 million.  Under certain of these repurchase agreements, the issuance of the Order to Cease and Desist and Eurobank’s inability to remain well-capitalized for regulatory capital purposes may constitute an event of default or termination event that could require the early repurchase of the securities sold under the repurchase agreements at a substantial premium.  We have been proactively managing this potential risk having numerous conversations with related counterparts, which have indicated that they do not plan to exercise their early termination rights.  However, there can be no assurance that they will not exercise their early termination rights.  Although management is in discussions with the counterparty to eliminate or mitigate any early repurchase premium to the bank, the inability to resolve those issues could result in a penalty of approximately $18.2 million.

We may not realize the full value of our deferred tax assets.

Our net deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the viability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. However, the ultimate realization of deferred tax assets is dependent upon the generation for future taxable income during the periods in which those temporary differences become deductible.  As of September 30, 2009, we had net deferred tax assets of $27.8 million, compared to $23.8 million as of December 31, 2008.  Although we believe there is a favorable chance that we will be able to realize the benefits of these deferred tax assets after considering the valuation allowance of $13.2 million, we can make no such assurances.  If we do not raise new capital in a short-term period or do not have sufficient taxable income in the future, we will not realize the full value of our deferred tax assets, which would have a negative impact our on results of operations, financial condition and cash flows.  For additional information on income taxes, please refer to the “Note 8 – Deferred Tax Asset” to our condensed consolidated financial statements included herein and the section of this discussion and analysis captioned “Provision for Income Taxes.”

Holders of our Series A Preferred Stock may be able to alter the composition of our Board of Directors.

We suspended dividend payments on our Series A Preferred Stock beginning in the second quarter of 2009 and we are prohibited from paying such dividends on our preferred stock under the terms of our Written Agreement with the Federal Reserve without their prior written approval.  While dividends on our Series A Preferred Stock are noncumulative, meaning that dividends do not accrue and accumulate if we do not pay them, holders of our Series A Preferred Stock are granted certain rights in the event that we do not pay dividends on our Series A Preferred Stock for an extended period of time.  Specifically, if we do not pay dividends on our Series A Preferred Stock for a period of 18 consecutive months, holders of our Series A Preferred Stock will be entitled to elect two individuals to our Board of Directors.  The holders of our Series A Preferred Stock would retain the ability to have such representation on our Board of Directors until such time as we paid dividends on our Series A Preferred Stock for 12 consecutive months.  Therefore, if we do not receive written approval of the Federal Reserve and resume dividend payments on our Series A Preferred Stock, the holders of such stock may be able to alter the composition of our Board of Directors.

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

Payments of the principal and interest on the trust preferred securities of Eurobank Statutory Trust II are conditionally guaranteed by us.  The 2002 junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the 2002 junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.  We recently announced that we are deferring interest payments on our 2002 junior subordinated debentures and intend to do so for an indefinite period of time.  In addition, we are prohibited from making payments of principal and interest on our subordinated debentures under the terms of our Written Agreement with the Federal Reserve without their prior written approval.

Holders of our Series A Preferred Stock have rights senior to those of our common stockholders.

In connection with our acquisition of BankTrust, we issued 430,537 shares in the amount of $10.8 million of our Series A Preferred Stock to certain stockholders of BankTrust in exchange for their shares of the Series A and Series B preferred stock of BankTrust.  Our Series A Preferred Stock has rights and preferences that could adversely affect holders of our common stock.  For example, we generally are unable to declare and pay dividends on our common stock if there are any accrued and unpaid dividends on our Series A Preferred Stock for the preceding twelve months.  Additionally, upon any voluntary or involuntary liquidation, dissolution, or winding up of our business, the holders of our Series A Preferred Stock are entitled to receive distributions out of our available assets before any distributions can be made to holders of our common stock.  We recently announced our election to suspend the payment of dividends on shares of our Series A Preferred Stock.  In addition, we are prohibited from making dividend payments on our preferred stock under the terms of our Written Agreement with the Federal Reserve without their prior written approval.

We currently do not intend to pay dividends on our common stock.  In addition, our future ability to pay dividends is subject to restrictions.  As a result, capital appreciation, if any, of our common stock will be your sole source of gains for the foreseeable future.

We have not historically and we currently do not intend to pay any dividends on our common stock.  In addition, since we are a bank holding company with no significant assets other than Eurobank, we have no material source of income other than dividends that we receive from Eurobank.  Therefore, our ability to pay dividends to our stockholders will depend on Eurobank’s ability to pay dividends to us.  Moreover, banks and bank holding companies are both subject to federal and Puerto Rico regulatory restrictions on the payment of cash dividends.  We intend to retain the earnings of Eurobank to support growth and build equity capital.  Accordingly, you should not expect to receive dividends from us in the foreseeable future.

We also recently announced that we are deferring payment of interest on our outstanding junior subordinated debentures and suspending the payment of dividends on shares of our Series A Preferred Stock.  We will be restricted from paying dividends on our common stock until such time as we bring current our deferred interest payments on our junior subordinated debentures and resume the payment of dividends on shares of our Series A Preferred Stock for a period of at least 12 months preceding any proposed dividend payment on shares of our common stock.  In addition, we are prohibited from making payments of principal and interest on our subordinated debentures under the terms of our Written Agreement with the Federal Reserve without their prior written approval.  Finally, we will be subject to restrictions on our ability to pay dividends on our common stock if an event of default has occurred with respect to our junior subordinated debentures.

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

EUROBANCSHARES, INC.

Date: November 20, 2009	By:	/s/ Rafael Arrillaga Torréns, Jr.
Rafael Arrillaga Torréns, Jr.
Chairman of the Board, President and Chief
Executive Officer

Date: November 20, 2009	By:	/s/ Yadira R. Mercado
Yadira R. Mercado
Chief Financial Officer